Form 10-K
period 1994-01-29
ANGELICA CORP /NEW/
filed 1994-04-25
CIK 6571

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                Form 10-K

(Mark One)

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended January 29, 1994
                              ------------------------------------------

                                   OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from -------------------------------- to

     -------------------------------------

     Commission file number   1-5674
                           ---------------------------------------------


                         ANGELICA CORPORATION
- ------------------------------------------------------------------------
       (Exact name of Registrant as specified in its charter)

              Missouri                                    43-0905260
- -------------------------------               -------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

424 South Woods Mill Road, Chesterfield, Missouri            63017-3406
- -------------------------------------------------     -------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code          314-854-3800
                                                      -------------------------
Securities registered pursuant to Section 12(b) of the Act:

    Title of each class               Name of each exchange on which registered
- -----------------------------       -------------------------------------------
Common Stock, $1.00 par value                 New York Stock Exchange
- -----------------------------          ----------------------------------------
Preferred Stock Purchase Rights issuable pursuant to
Registrant's Shareholder Protection Rights Plan         New York Stock Exchange
- ----------------------------------------------------    -----------------------

Securities registered pursuant to Section 12(g) of the Act:
- -------------------------------------------------------------------------------


                                       None
- -------------------------------------------------------------------------------
                                (Title of Class)
   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X  No
                                       ----   ----

   Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's
knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    X
                              ----

   State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

    $228,031,245                              April 4, 1994
- ----------------------                   -----------------------
       Value                                Date of Valuation

   Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of April 4, 1994.

    Common Stock, $1.00 par value, 9,099,457 shares outstanding.

              DOCUMENTS INCORPORATED BY REFERENCE

1)  Portions of the Annual Report to Shareholders for year ended
- ----------------------------------------------------------------
1/29/94 are incorporated in Parts I, II & IV;  2) Portions of
- ----------------------------------------------------------------
the Proxy Statement dated 4/15/94 are incorporated in Part III
- ----------------------------------------------------------------

                                  PART I
                                  ------

ITEM 1.  BUSINESS
- -----------------

GENERAL DEVELOPMENT OF BUSINESS

(a) Angelica Corporation (the "Company") and its subsidiaries provide products and services to a wide variety of institutions and individuals, which are in primarily three markets: health services, hospitality and other service industries. The Company was founded in 1878 and was incorporated as Angelica Corporation in 1968.

(b) The Company's businesses are reported in three industry segments: Rental Services, Manufacturing and Marketing and Retail Sales. Information about the Company's industry segments appears on page 23 of the Company's Annual Report to Shareholders for the year ended January 29, 1994 and is incorporated by reference. This information includes sales and rental service revenues, earnings, identifiable assets for each segment, depreciation and capital additions for each of the five years in the period ended January 29, 1994.

(c)   1 (i)  RENTAL SERVICES
             ---------------

              This segment has 35 plants generally in or near major metropolitan areas in the United States providing textile rental and laundry services for health care institutions, presently servicing 865 institutions with approximately 136,000 beds. This segment also provides general linen services in selected areas, principally to hotels, casinos, motels and restaurants.

              MANUFACTURING AND MARKETING
              ---------------------------

              The Company's Manufacturing and Marketing operations consist of the Angelica Uniform Group in the United States and operations in Canada, and the United Kingdom, collectively engaged in the manufacture and sale of uniforms and business career apparel for a wide variety of institutions and businesses.

              RETAIL SALES
              ------------

              The Retail Sales segment is a specialty retailer offering uniforms and duty shoes primarily for nurses and other health care professionals through a nationwide chain of 244 retail stores, located primarily in malls and strip shopping centers.

      (ii)    Not applicable.

      (iii) The raw materials used by the Company (principally by the Angelica Uniform Group) in the conduct of its business consist principally of textile piece goods, thread, and trimmings, such as buttons, zippers and labels. The Company purchases piece goods from most major United States manufacturers of textile products. These materials are available from a number of sources.


      (iv) The Company does not hold any material patents, licenses, franchises or concessions.

      (v) The Company does not consider its business to be seasonal to any significant extent.

      (vi)    Not applicable.

      (vii) No segment of the Company's business is dependent on a single customer or a few customers.

      (viii) Since the bulk of the Company's sales are to institutional users which buy on a regular recurring basis, the Company's backlog of orders at any given time consists principally of firm orders in the process of being filled and is not considered significant to the Company's business.

      (ix)    Not applicable.

      (x) The markets in which the Rental Services segment operates are very competitive. Industry statistics are not available, but the Company believes that its Rental Services segment constitutes the largest supplier of textile rental and laundry services to health care institutions in the United States. Competition is on the basis of quality, reliability and price.

              The Manufacturing and Marketing operations compete with more than four dozen firms, including divisions of larger corporations, in the United States, Canada and England. Competition is also provided by local firms in most major metropolitan areas. The nature and degree of competition varies with the customer and market where it occurs. Industry statistics are not available, but the Company believes that it is the leading supplier of garments to hospitals, hotels and motels, and food service establishments and one of the leading suppliers of uniforms to linen suppliers in the United States. Competition is extensive and is based on many factors, including design, quality, consistency of product, delivery, price and distribution.

              The Company believes there are approximately 2,000 retail stores in the U.S. offering merchandise comparable to that offered by the Company's Retail Sales segment. Retail operations are conducted under highly competitive conditions in the local area where each of the Company's stores is located, with competition being on the basis of store location, merchandise selection and value. Industry statistics are not available, but the Company believes its Retail Sales segment is the nation's largest specialty retailer offering uniforms and duty shoes to nurses and other health care professionals.

      (xi) The Angelica Uniform Group carries on research, development and testing programs both internally and in cooperation with independent laboratories and research institutions, and works with suppliers to develop specialized fabrics to improve performance and to meet specific technological requirements. The dollar amount spent is not significant.

      (xii) The Company does not expect any material expenditures will be required in order to comply with any Federal, state or local environmental regulations.

     (xiii)   The Company employs approximately 9,500 persons
              (including approximately 690 part-time employees).

(d) The information required by Section (d) of this Item is hereby incorporated by reference to Note 9 of "Notes to Consolidated Financial Statements" appearing on page 23 of the Company's Annual Report to Shareholders for the year ended January 29, 1994.

ITEM 2.  PROPERTIES
- -------------------

      The Company's real estate, both owned and leased, which is used in its Manufacturing and Marketing segment, at January 29, 1994 was comprised of 16 manufacturing plants in the United States, one plant in Canada, one plant in Costa Rica, and one plant in Great Britain, plus appropriate warehouses and sales facilities in the United States, Canada and the United Kingdom. As of January
29, 1994, 35 laundries plus warehouse facilities located in 15 states were used in the Rental Services segment, and 244 retail specialty stores located in 36 states were used in the Retail Sales segment. In the opinion of the Company, all such facilities are maintained in good condition and are adequate and suitable for the purposes for which they are used. The manufacturing facilities are normally fully utilized and operate generally on a one-shift basis. Laundry facilities generally are not fully utilized, although some of them operate on a multi-shift basis. The Company estimates that output of these facilities could be increased by 20 percent with existing equipment by working longer hours and by an additional 25 percent (for a total of 45 percent) by working longer hours plus installation of additional equipment. A substantial portion of the real estate utilized by the Company is leased. Capitalized leases, primarily utilized by the Manufacturing and Marketing segment, represent approximately .01% of the net book value of all fixed assets at January 29, 1994. No difficulty in renewing leases which expire in the near future is anticipated by the Company.

      Real estate which is owned by the Company is approximately
50.8% of the net book value of all fixed assets. There is no individual parcel of real estate owned or leased which is of material significance to the Company's total assets.

ITEM 3.  LEGAL PROCEEDINGS
- --------------------------

Management believes that liabilities, if any, resulting from pending routine litigation in the ordinary course of the Company's business should not materially affect the financial condition or operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
- ----------------------------------------------------------

No matters were submitted to a vote of shareholders during the fourth quarter of the Company's year ended January 29, 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------

                           Present Position (and             Year First
                           Prior Offices During Past         Elected As
      Name                 Five Years) (1) (2)               An Officer            Age
      ----                 -------------------------         ----------            ---

Lawrence J. Young (3)      Chairman of the Board,                1975               49
                           President, Chief Executive
                           Officer and Director

Theodore M. Armstrong      Senior Vice President-                1986               54
                           Finance and Administration
                           and Chief Financial Officer

Gene P. Byrd (4)           Vice President; President,            1989               53
                           Angelica Uniform Group

John S. Aleman             Vice President-Human Resources        1985               58

Jill Witter (5)            Vice President, General Counsel       1985               39
                           and Secretary

L. Linden Mann             Controller and Assistant              1978               54
                           Secretary; Vice President,
                           Angelica Healthcare Services Group

Thomas M. Degnan (6)       Treasurer                             1993               38

Michael E. Burnham (7)     Vice President; President,            1993               42
                           Life Uniform and Shoe Shops



(1) Except as set forth below, the principal occupations of the officers throughout the past five years have been the performance of the functions of the offices shown above.

(2)   All officers serve at the pleasure of the Board of Directors.

(3)   Lawrence J. Young has been Chairman of the Board since
      November 1, 1990, Chief Executive Officer of the Company since November 1, 1989, and President and Chief Operating Officer since February 1, 1988.

(4)   Gene P. Byrd has been a Vice President of the Company and
      President of Angelica Uniform Group since May 23, 1989. He was Executive Vice President of Angelica Uniform Group from
      June 29, 1988 to May 23, 1989.

(5)   Jill Witter has been Vice President, General Counsel and
      Secretary since July 25, 1989.  She was Secretary and House
      Counsel from May 28, 1985 to July 25, 1989.

(6) Thomas M. Degnan has been Treasurer of the Company since March 30, 1993. He was Assistant Treasurer from May 23, 1989 to
      March 30, 1993.

(7) Michael E. Burnham has been a Vice President of the Company since May 25, 1993 and President of Life Uniform and Shoe Shops ("Life Uniform") since August 1, 1990. Prior to that he was Vice President of Operations of Life Uniform from May 1, 1988 to July 31, 1990.


None of the executive officers of the Company are related to each other.

There are no arrangements or understandings between any executive officer of the Company and any other person pursuant to which such officer was selected.

                                 PART II
                                 -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
- -----------------------------------------------------------
STOCKHOLDER MATTERS
- -------------------

The Company's Common Stock is listed on the New York Stock Exchange under the symbol AGL. The quarterly market price ranges of the Common Stock and dividends per share paid during fiscal 1994 and fiscal 1993 were as follows:

Quarter           1st              2nd              3rd              4th
- -----------------------------------------------------------------------------

Fiscal 1994

High             $ 27 1/8         $ 26 3/8         $ 26              $ 29 1/2
Low                23 1/2           22 1/2           22 3/4            24 1/4
Dividend         $.23             $.23             $.235             $.235

- -----------------------------------------------------------------------------

Fiscal 1993

High             $ 37 5/8         $ 31 1/4         $ 31 3/8          $ 26 3/4
Low                30               28 1/4           22 1/4            22 1/2
Dividend         $.23             $.23             $.23              $.23

- -----------------------------------------------------------------------------

The number of shareholders of record was 1,822 at April 4, 1994. The Company's Board of Directors regularly reviews the dividends paid, and the Company expects to continue to pay dividends. However, there can be no assurance that dividends will be paid in the future since they are dependent on earnings, the financial condition of the Company and other factors.

ITEM 6.  SELECTED FINANCIAL DATA
- --------------------------------

The information required by this item is included under the caption "Financial Summary-11 Years" on pages 26 and 27 of the Company's
Annual Report to Shareholders for the year ended January 29, 1994 and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- ----------------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS
- -----------------------------------

The information required by this item is included in the text contained under the caption "FINANCIAL REVIEW" on pages 13 and 14 of the Company's Annual Report to Shareholders and is incorporated herein by reference. The Company does not believe the effects of inflation and changing prices have been, or will be, material to the Company's results of operations. The Company believes that it is not affected by inflation except to the extent that the economy in general is affected thereby.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ----------------------------------------------------

The information required by this item appears on pages 15 through 24 of the Company's Annual Report to Shareholders for the year ended January 29, 1994 and is incorporated herein by reference. The financial statement schedules listed at Item 14(a)(2) are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
- ---------------------------------------------------------
ACCOUNTING AND FINANCIAL DISCLOSURE
- -----------------------------------

Not Applicable.

                                 PART III
                                 --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------------------------------

Information with respect to directors of the Company under the captions "Information About Nominees for Directors" and "Information About Directors Continuing in Office," on page 3 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 1994 is incorporated herein by reference. Information with respect to executive officers of the Company appears under the caption "Executive Officers of the Registrant" on pages 4 through 5 of Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION
- --------------------------------

Information with respect to executive compensation under the captions "Compensation of Directors and Other Information Concerning the Board and its Committees" on pages 4-5, "Summary Compensation Table" on page 7, "Option Grants in Last Fiscal Year" on page 8, "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values" on page 9, "Employment Contracts and Termination of Employment and Change-In-Control Arrangements" on page 9, and "Pension Plan" on page 12 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 1994 is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
- -------------------------------------------------------------
MANAGEMENT
- ----------

Information with respect to security ownership of certain beneficial owners and management under the caption "Beneficial
Ownership of the Company's Securities" on pages 5 and 6 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 1994 is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------------------------------------------------------

Not applicable.

                                     PART IV
                                     -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- --------------------------------------------------------------------------

                                                               Annual Report
(a)   Document List                                                 Page
      -------------                                            -------------

      1.   Financial Statements
           --------------------

           The following financial statements are
           incorporated by reference herein and in
           Item 8 above from the Company's Annual Report to Shareholders for the year ended
           January 29, 1994:

           (i)   Consolidated Statements of Income -                 15
                 Years ended January 29, 1994, January
                 30, 1993, and February 1, 1992

           (ii)  Consolidated Balance Sheets - January               16
                 29, 1994 and January 30, 1993

           (iii) Consolidated Statements of Share-                   17
                 holders' Equity - Years ended January
                 29, 1994, January 30, 1993 and February
                 1, 1992

           (iv)  Consolidated Statements of Cash Flows-              18
                 Years ended January 29, 1994, January 30,
                 1993 and February 1, 1992

           (v)   Notes to Consolidated Financial State-              19-24
                 ments

           (vi)  Report of Independent Public                        25
                 Accountants



      2.   Supplementary Data and Financial Statement Schedules
           ----------------------------------------------------

           (i)   The supplementary data entitled
                 "Unaudited Quarterly Financial Data"
                 is incorporated by reference herein
                 and in Item 8 above from page 24 of
                 the Company's Annual Report to
                 Shareholders for the year ended
                 January 29, 1994.

          (ii)   The following financial statement
                 schedules are submitted as a separate
                 section of this report beginning at
                 page 14:

                 (A)   Schedule V - Property and
                       Equipment - For the Three
                       Years Ended January 29, 1994

                 (B)   Schedule VI - Reserves for
                       Depreciation and Investment
                       Tax Credit - For the Three
                       Years Ended January 29, 1994

                 (C)   Schedule VIII - Valuation
                       and Qualifying Accounts -
                       For the Three Years Ended
                       January  29, 1994

All other schedules are not submitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto.

         (iii) Report of Independent Public Accountants on Schedules appears at page 13 of the Form 10-K

      3.   Exhibits
           --------

           See Exhibit Index on pages 17-20 hereof for a list of all management contracts, compensatory plans and arrangements required by this item (Exhibit Nos. 10.1 through 10.21) and all other Exhibits filed or incorporated by reference as a part of this report.


 (b)  Reports on Form 8-K
      -------------------

      The Registrant filed no reports on Form 8-K during the last quarter of the year ended January 29, 1994.

Other Matters
- -------------

      For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990), under the Securities Act of 1933, as amended, the undersigned registrant hereby undertakes as follows, which undertaking is hereby incorporated by reference into registrant's Registration Statements on Form S-8
Nos. 33-5524 (filed May 8, 1986), 33-22850 (filed June 29, 1988),
2-77932 (filed June 9, 1982), 2-97291 (filed April 25, 1985), and
33-625 (filed October 3, 1985).

      Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                SIGNATURE
                                ---------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.
                                         ANGELICA CORPORATION
                                      -----------------------------
                                             (Registrant)

                             By: /s/ L. J. Young
                                ----------------------------------------------
                                L.J. Young
                                Chairman of the Board,
                                President and Chief Executive
                                Officer (Principal Executive
                                Officer)
Date:  April 25, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/ T. M. Armstrong                 By: /s/ L. Linden Mann
   --------------------------------        -----------------------------------
   T.M. Armstrong                          L. Linden Mann
   Senior Vice President-                  Controller
   Finance and Administration              (Principal Accounting Officer)
   Chief Financial Officer
   (Principal Financial Officer)

       Earle H. Harbison, Jr.     *          Lee M. Liberman                 *
- -----------------------------------        -----------------------------------
      (Earle H. Harbison, Jr.)               (Lee M. Liberman)
        Director                              Director

        Leslie F. Loewe           *          Martin Sneider                  *
- -----------------------------------        -----------------------------------
       (Leslie F. Loewe)                     (Martin Sneider)
        Director                              Director

        Elliot H. Stein           *          William P. Stiritz              *
- -----------------------------------        -----------------------------------
       (Elliot H. Stein)                     (William P. Stiritz)
        Director                              Director

        H. Edwin Trusheim         *
- -----------------------------------
       (H. Edwin Trusheim)
        Director

By his signature below, L.J. Young has signed this Form 10-K on behalf of each person named above whose name is followed by an asterisk, pursuant to power of attorney filed with this Form 10-K.

                                         /s/ L. J. Young
                                        ---------------------------------------
                                        L.J. Young, as attorney-in-fact
Date:  April 25, 1994

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                 ----------------------------------------


To Angelica Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the Annual Report to Shareholders of Angelica Corporation and subsidiaries incorporated by reference in this Form 10-K, and have issued our report thereon dated March 15, 1994. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14(a)2(ii) on page 10 are the responsibility of the Corporation's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                        /s/ Arthur Andersen & Co.


                                        ARTHUR ANDERSEN & CO.



St. Louis, Missouri,
March 15, 1994

                                                                                 Schedule V

                       ANGELICA CORPORATION AND SUBSIDIARIES

                        SCHEDULE V - PROPERTY AND EQUIPMENT

                     FOR THE THREE YEARS ENDED JANUARY 29, 1994
                                   (In Thousands)
                     ------------------------------------------

                        Balance at                                         Balance
                        Beginning   Additions   Retirements                at End of
                        of Period    at Cost      or Sales    Other(a)     Period
                        ----------  ---------   -----------   --------     --------

                                        YEAR ENDED JANUARY 29, 1994
                                        ---------------------------

Land                    $  5,080    $    --      $    5        $   50      $  5,125
Buildings
 & leasehold
 improvements             60,500      2,491       1,178         1,647        63,460
Machinery &
  equipment              114,158      6,472       2,654         1,495       119,471
Capitalized leases         1,849         --          --            --         1,849
                        --------    -------      ------        ------      --------
                        $181,587    $ 8,963      $3,837        $3,192      $189,905
                        ========    =======      ======        ======      ========


                                        YEAR ENDED JANUARY 30, 1993
                                        ---------------------------

Land                    $  5,115    $    21      $   56        $   --      $  5,080
Buildings
 & leasehold
 improvements             58,058      2,687         856           611        60,500
Machinery &
  equipment              108,181      8,327       2,480           130       114,158
Capitalized leases         1,849         --          --            --         1,849
                        --------    -------      ------        ------      --------
                        $173,203    $11,035      $3,392        $  741      $181,587
                        ========    =======      ======        ======      ========



                                        YEAR ENDED FEBRUARY 1, 1992
                                        ---------------------------

Land                    $  4,287    $   133      $   --        $  695      $  5,115
Buildings
 & leasehold
 improvements             48,887      3,018         639         6,792        58,058
Machinery &
  equipment               98,661     10,123       2,994         2,391       108,181
Capitalized leases         1,849         --          --            --         1,849
                        --------    -------      ------        ------      --------
                        $153,684    $13,274      $3,633        $9,878      $173,203
                        ========    =======      ======        ======      ========



(a)  Represents the fair value of fixed assets at the date of business acquisitions.

                                                                         Schedule VI

                       ANGELICA CORPORATION AND SUBSIDIARIES

         SCHEDULE VI - RESERVES FOR DEPRECIATION AND INVESTMENT TAX CREDIT

                     FOR THE THREE YEARS ENDED JANUARY 29, 1994
                                   (In Thousands)
         -----------------------------------------------------------------

                                     Additions
                        Balance at   Charged to                            Balance
                        Beginning    Costs and               Retirements   at End of
                        of Period    Expenses      Other(a)  or Sales      Period
                        ---------    ----------    --------  -----------   ---------

                                         YEAR ENDED JANUARY 29, 1994
                                         ---------------------------

Buildings & leasehold
  improvements           $19,332     $ 3,346       $ --         $1,075       $21,603
Machinery &
  equipment               66,098       9,567         --          2,570        73,095
Investment tax
  credit                     181         (83)        --             --            98
Capitalized leases         1,098          43         --             --         1,141
                         -------     -------       ----         ------       -------
                         $86,709     $12,873       $ --         $3,645       $95,937
                         =======     =======       ====         ======       =======


                                         YEAR ENDED JANUARY 30, 1993
                                         ---------------------------

Buildings & leasehold
  improvements           $16,586     $ 3,154       $ --         $  408       $19,332
Machinery &
  equipment               58,466       9,480         --          1,848        66,098
Investment tax
  credit                     281        (100)        --             --           181
Capitalized leases         1,054          44         --             --         1,098
                         -------     -------       ----         ------       -------
                         $76,387     $12,578       $ --         $2,256       $86,709
                         =======     =======       ====         ======       =======


                                         YEAR ENDED FEBRUARY 1, 1992
                                         ---------------------------

Buildings & leasehold
  improvements           $14,320     $ 2,890       $ --         $  624       $16,586
Machinery &
  equipment               52,144       8,936        280          2,894        58,466
Investment tax
  credit                     407        (126)        --             --           281
Capitalized leases         1,011          43         --             --         1,054
                         -------     -------       ----         ------       -------
                         $67,882     $11,743       $280         $3,518       $76,387
                         =======     =======       ====         ======       =======

(a)     Represents the reserve balance of fixed assets at the date of business acquisitions.

                                                                       Schedule VIII



                       ANGELICA CORPORATION AND SUBSIDIARIES

                 SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                     FOR THE THREE YEARS ENDED JANUARY 29, 1994
                                   (In Thousands)
                 -------------------------------------------------

                         Balance at       Charged                         Balance
                          Beginning      to Costs                        at End of
Description               of Period    and Expenses   Deductions (a)      Period
- -----------              ----------    ------------   --------------     ---------

Reserve for doubtful
accounts - deducted
from receivables in
the balance sheet


                                        YEAR ENDED JANUARY 29, 1994
                                        ---------------------------

                           $3,386         $   778         $1,534          $2,630
                           ======         =======         ======          ======


                                        YEAR ENDED JANUARY 30, 1993
                                        ---------------------------

                           $2,583         $ 2,442         $1,639          $3,386
                           ======         =======         ======          ======


                                        YEAR ENDED FEBRUARY 1, 1992
                                        ---------------------------

                           $2,602         $   775         $  794          $2,583
                           ======         =======         ======          ======


(a)  Doubtful accounts written off against reserve provided, net of recoveries.

EXHIBIT INDEX
- -------------

Exhibit
Number   Exhibit
- -------  -------

        *Asterisk indicates exhibits filed herewith.
        **Management contract or compensatory plan incorporated by reference from the document listed.

 3.1 Restated Articles of Incorporation of the Company, as currently in effect. Said Articles were last filed as
        Exhibit 3.1 to the Form 10-K for the fiscal year ended
        1/26/91.

 3.2    Current By-Laws of the Company, as last amended February
        22, 1994.*

 4.1 Shareholder Protection Rights Plan. Filed as Registration Statement on Form 8-A dated August 24, 1988 and incorporated herein by reference.

 4.2 10.3% and 9.76% Senior Notes to insurance company due annually to 2004, together with Note Facility Agreement.
        Filed as Exhibit 4.2 to the Form 10-K for the fiscal year ended 1/27/90.

 4.3 9.15% Senior Notes to insurance companies due December 31, 2001, together with Note Agreements and First Amendment thereto. Filed as Exhibit 4.3 to the Form 10-K for the fiscal year ended 2/1/92.

        Note: No other long-term debt instrument issued by the Registrant exceeds 10% of the consolidated total assets of the Registrant and its subsidiary. In accordance with
        Item 601(b) (4) (iii) (A) of Regulation S-K, the Registrant will furnish to the Commission upon request copies of long-term debt instruments and related agreements.

10.1 Angelica Corporation 1994 Performance Plan, incorporated by reference to Appendix A of the Company's Proxy
        Statement for the Annual Meeting of Shareholders to be held on May 24, 1994. Subject to approval of shareholders at the Annual Meeting before becoming effective.**

10.2 Eleventh Amendment to Angelica Corporation Retirement Savings Plan. Said Plan was last filed as Exhibit 19.3 to the Form 10-K for the fiscal year ended 1/27/90 and the last amendment thereto was filed as Exhibit 19.2 to the Form 10-K for the fiscal year ended 1/30/93.*



Exhibit
Number   Exhibit
- -------  -------

10.3 Form of Participation Agreement for the Angelica Corporation Management Retention and Incentive Plan with attachment setting out officers covered under such agreements and the "Benefit Multiple" listed for each - Form 10-K for fiscal year ended 1/30/93, Exhibit 10.3.**

10.4    Performance Shares Plan Agreement between the Company and
        T.M. Armstrong dated February 20, 1989 - Form 10-K for fiscal year ended 1/30/93, Exhibit 10.4.**

10.5    Performance Shares Plan Agreement between the Company and
        G.P. Byrd dated February 20, 1989 - Form 10-K for fiscal year ended 1/30/93, Exhibit 10.5.**

10.6    Performance Shares Plan Agreement between the Company and
        L.J. Young dated February 20, 1989 - Form 10-K for fiscal year ended 1/30/93, Exhibit 10.7.**

10.7    Angelica Corporation Stock Option Plan (restated) - Form
        10-K for fiscal year ended 2/1/92, exhibit 19.1.**

10.8 Angelica Corporation Stock Award Plan - Form 10-K for fiscal year ended 2/1/92, exhibit 10.**

10.9 Angelica Corporation Retirement Savings Plan, as amended and restated - Form 10-K for fiscal year ended 1/27/90, exhibit 19.3, incorporating all amendments thereto through the date of this filing.**

10.10   Supplemental Plan - Form 10-K for fiscal year ended
        1/27/90, exhibit 19.10, incorporating all amendments thereto through the date of this filing.**

10.11 Incentive Compensation Plan (restated) - Form 10-K for fiscal year ended 1/27/90, exhibit 19.11.**

10.12   Deferred Compensation Option Plan for Selected Management
        Employees - Form 10-K for fiscal year ended 1/26/91,
        exhibit 19.9, incorporating all amendments thereto filed through the date of this filing.**

10.13 Deferred Compensation Option Plan for Directors - Form 10-K for fiscal year ended 1/26/91, exhibit 19.8, incorporating all amendments thereto filed through the date of this filing.**

10.14 Supplemental and Deferred Compensation Trust - Form 10-K for fiscal year ended 2/1/92, exhibit 19.5.**



Exhibit
Number   Exhibit
- -------  -------

10.15 Management Retention Trust - Form 10-K for fiscal year ended 2/1/92, exhibit 19.4.**

10.16   Performance Shares Plan for Selected Senior Management
        (restated) - Form 10-K for fiscal year ended 1/26/91,
        exhibit 19.3.**

10.17   Management Retention and Incentive Plan (restated) - Form
        10-K for fiscal year ended 1/26/91, exhibit 19.1.**

10.18 Non-Employee Directors Stock Plan - Form 10-K for fiscal year ended 1/27/90, exhibit 10.3, incorporating all amendments thereto through the date of this filing.**

10.19   Restated Deferred Compensation Plan for Non-Employee
        Directors - Form 10-K for fiscal year ended 1/28/84,
        exhibit 10 (v).**

10.20   Angelica Corporation Stock Bonus and Incentive Plan -
        Registration Statement No. 33-50960, exhibit 4.4, filed
        August 18, 1992, incorporating all amendments thereto through the date of this filing.**

10.21   Angelica Corporation Pension Plan as Amended and Restated
        - Form 10-K for fiscal year ended 1/26/91, exhibit 19.7.**

13 Certain portions of the Annual Report to Shareholders for the fiscal year ended January 29, 1994, which have been incorporated by reference.*

21      Subsidiaries*

23      Consent of Independent Public Accountants*

24      Power of Attorney*

99.1    Annual Report on Form 11-K for the Angelica Corporation
        Retirement Savings Plan.*

99.2    Annual Report on Form 11-K for the Angelica Corporation
        Collinwood 401(k) Plan.*

99.3    Annual Report on Form 11-K for the Angelica Corporation
        Savannah 401(k) Plan.*

99.4    Annual Report on Form 11-K for the Angelica Corporation
        Missouri Plants 401(k) Plan.*

The Company will furnish to any record or beneficial shareholder requesting a copy of this Annual Report on Form 10-K a copy of any exhibit indicated in the above list as filed with this Annual Report on Form 10-K upon payment to it of its expenses in furnishing such exhibit.