Form 10-Q
period 1994-04-30
ANGELICA CORP /NEW/
filed 1994-06-02
CIK 6571

===============================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


 FOR THE QUARTER ENDED                      Commission File
    APRIL 30, 1994                           Number 1-5674



                           ANGELICA CORPORATION
          (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


       MISSOURI                               43-0905260
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)


       424 South Woods Mill Road
        CHESTERFIELD, MISSOURI                           63017
(Address of principal executive offices)              (Zip Code)



            Registrant's telephone number, including area code
                              (314) 854-3800

           ----------------------------------------------------
            Former name, former address and former fiscal year
                       if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.                                  Yes   X    No
                                                       ----      ----

The number of shares outstanding of Registrant's Common Stock, par value $1.00 per share, at May 31, 1994 was 9,100,690 shares.

===============================================================================

                   ANGELICA CORPORATION AND SUBSIDIARIES

          INDEX TO FINANCIAL STATEMENTS AND SUPPORTING SCHEDULES

               FOR APRIL 30, 1994 FORM 10-Q QUARTERLY REPORT



                                               Page Number Reference
                                               ---------------------

                                                              Quarterly Report
                                                                   to
                                             Form 10-Q         Shareholders
                                             ---------        ----------------

PART I.   FINANCIAL INFORMATION:

 Consolidated Statements of Income -
   First Quarter Ended April 30, 1994 and
     May 1, 1993                                                    3

 Consolidated Balance Sheets -
   April 30, 1994 and January 29, 1994                              4

 Consolidated Statements of Cash Flows -
   First Quarter Ended April 30, 1994
     and May 1, 1993                                                5

 Notes to Consolidated Financial
   Statements                                     2

 Management's Discussion and Analysis
   of Operations and Financial Condition         3-4

 Exhibit A - Quarterly Report to
   Shareholders                                   5


PART II.  OTHER INFORMATION                       6

                   ANGELICA CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       QUARTER ENDED APRIL 30, 1994



(1) The accompanying consolidated condensed financial statements are unaudited, and it is suggested that these consolidated statements be read in conjunction with the fiscal 1994 Annual Report, including Notes to Financial Statements. However, it is the opinion of the Company that all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results during the interim period have been included.

(2) See Index to Financial Statements and Supporting Schedules on page 1. Those pages of the Angelica Corporation and Subsidiaries Quarterly Report to Shareholders for the quarter ended April 30, 1994, listed in such index are incorporated herein by reference. The pages of the Quarterly Report to Shareholders which are not listed on the index and therefore not incorporated herein by reference are furnished for the information of the Commission but are not to be deemed "filed" as a part of this report. The Quarterly Report to Shareholders referred to herein is located immediately following page 4 of this report.

(3) For purposes of the Consolidated Statements of Cash Flows, the Company considers short-term, highly liquid investments which are readily convertible into cash, as cash equivalents.

      Cash payments for income taxes were $1,016,000 and $676,000 in 1994 and 1993, respectively; and in these periods interest payments were $705,000 and $588,000, respectively.

                   ANGELICA CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

                          AND FINANCIAL CONDITION

                       QUARTER ENDED APRIL 30, 1994

Analysis of Operations
- - ----------------------
                                        First Quarter Ended
                                       ---------------------
                                       April 30,     May 1,
                                         1994         1993
                                       ---------     ------
Sales and Rental Service Revenues
- - ---------------------------------
Rental Services                       $ 61,041     $ 53,928
Manufacturing and Marketing             44,940       41,824
Retail Sales                            16,255       13,214
Intersegment Sales                      (5,181)      (4,871)
                                      --------     --------
                                      $117,055     $104,095
                                      ========     ========
Gross Profit
- - ------------
Rental Services                       $ 13,829     $ 12,425
Manufacturing and Marketing              9,302        8,902
Retail Sales                             8,745        7,179
                                      --------     --------
                                      $ 31,876     $ 28,506
                                      ========     ========

Combined sales and rental service revenues were up 12.5 percent for the first quarter ended April 30, 1994 over last year's first quarter, and gross profit was up 11.8 percent. Revenues of the Rental Services segment increased 13.2 percent in the first quarter, due primarily to the acquisitions made late last year, and gross profit increased 11.3 percent. The gross margin reduction in this segment, due to the impact of competitive pricing in the marketplace which remained severe on both new business and contract renewals, was offset by good operating cost control. First quarter sales of the Manufacturing and Marketing segment increased 7.5 percent compared with the same quarter last year, and gross profit increased 4.5 percent. The U.S. and United Kingdom portions of this segment had moderate sales increases, while the Canadian operation's sales decreased. In the Manufacturing and Marketing segment also, gross margin reduction was more than offset by good operating cost control. Life Retail Stores had a 23 percent increase in sales, resulting from a 10.3 percent increase in same-store sales together with new volume from acquisitions made since the first quarter of last year, the most significant acquisition being a chain of 21 stores acquired at the beginning of this first quarter.

Selling, general and administrative expenses increased $2,033,000 or 9.3 percent in the first quarter compared with the same period last year. These expenses decreased as a percent of combined sales and rental service revenues from 21.0 percent to 20.4 percent in the first quarter. Most of the dollar increase was the result of acquisitions. The effective tax rate in the current quarter was 38.5 percent versus 37.0 percent in the prior year.

Financial Condition
- - -------------------

The Company had working capital of $156,455,000 and a current ratio of 3.6 to 1 at April 30, 1994, down from $163,955,000 and
5.1 to 1 a year ago and $157,188,000 and 4.0 to 1 at the beginning of the year largely due to higher short-term debt. The ratio of long-term debt to debt-plus-equity was 27.3 percent at the close of the first quarter, unchanged from the beginning of the year and down from 29.2 percent a year ago.

Operating activities provided a total cash flow of $1,216,000 in the first quarter compared with $1,923,000 in the first quarter last year, with most of the difference being due to increased requirements for working capital. Uses of cash flow included $3,574,000 for acquisitions and $2,314,000 for capital expenditures. Financing activities provided a net total of $3,994,000 of cash flow, primarily the issuance of short-term debt offset in part by the payment of dividends. No material change in the Company's future aggregate cash requirements is foreseen at the present time.

Based on the Company's cash generation from operations, as well as its strong working capital position, current ratio and ratio of long-term debt to total debt-plus-equity, Management believes that internal funds available from operations plus external funds available from the issuance of additional debt and/or equity as needed in the future, will be sufficient for all planned operating and capital requirements, including acquisitions.

                                                                  EXHIBIT A

                                 ANGELICA
                                    CORPORATION
                                                               May 19, 1994


Dear Shareholder:

We are pleased to report that the first quarter ended April 30, 1994 marked the third consecutive quarter that earnings exceeded the comparable prior year period. For the first quarter, combined sales and rental service revenues were $117,055,000, up 12.5 percent from $104,095,000 in last year's first quarter. Pretax income of $5,114,000 increased 28.1 percent compared with $3,992,000 in last year's first quarter, and net income of $3,145,000 rose
25.0 percent from the $2,515,000 earned in the first quarter last year. Net income was up somewhat less than pretax income on a percentage basis as a result of last year's federal income tax law changes. Net income per share was $.35 versus $.28 in the first quarter of last year, an increase of 25.0 percent.

All three of our business segments had improved results over the first quarter of last year, with individual performances ranging from very good to excellent. The largest percentage sales and earnings increase came from Life Retail Stores, and the largest dollar earnings increase came from the Rental Services segment. The Manufacturing and Marketing segment had an excellent earnings increase but is still troubled by poor results in Canada. Overall control of operating costs in the quarter was good as those expenses rose 9.3 percent while combined sales and rental service revenues were up by a larger
12.5 percent.

Revenues of the Rental Services segment increased 13.2 percent in the first quarter with the vast majority of that increase coming from Colton, California and Las Vegas acquisitions made late last year. Earnings of Rental Services for the first quarter increased at a rate comparable to the revenue increase. Good cost control in the first quarter helped offset the impact of competitive pricing in the marketplace, which remained severe on both new business and contract renewals. Hospitals continue to focus on reducing their costs, and although this makes it difficult to get price increases in the near term, it also is causing more hospitals to consider the closing of their on-premise laundries. While such decisions have been slow in being made, we continue to have conversations with numerous hospitals on this subject and expect it to be a positive for our business for a long time to come. The Rental Services segment should have a good year in fiscal 1995, but how good depends upon the level of concern on the part of hospitals over potential Congressional actions to control health care costs.

First quarter sales of the Manufacturing and Marketing businesses increased
7.5 percent compared with the same quarter last year despite a sales decline in our Canadian operations. Earnings of this segment increased at a rate significantly higher than the increase in sales. The Canadian operations incurred a first quarter loss which was small, although larger than that realized in the same quarter last year, largely due to the drop in revenue from the previously-announced loss of our largest Canadian customer. The manufacturing company in England had a good sales increase and a very small loss, showing improvement from the first quarter last year. In the United States, the Uniform Group had a moderate increase in sales and an excellent increase in earnings. These earnings results were principally caused by the sales increase as well as good control of operating expenses. Incoming business from the hospitality markets (i.e.,


       424 South Woods Mill Road, Chesterfield, Missouri  63017-3406
                               314-854-3800
lodging, food service, travel and recreation) was well ahead of last year's first quarter. Incoming business from the health care market was up modestly, the first positive comparison in over a year, but it is clear that this market continues to be affected by the general apprehension about moves to control health care costs. During the first quarter, the Uniform Group successfully introduced the most comprehensive computer system upgrade in its history, which will allow faster shipment of orders and provide improved customer service. As with any system implementation of this magnitude, some short-term service disruptions occurred, but we believe they are now largely behind us, and we are well on the way toward realizing the full benefits of these new systems. For the remainder of this fiscal year, we expect the results of the Manufacturing and Marketing segment will show continued improvement over the prior year.

Life Retail Stores had an excellent first quarter with a 23.0 percent increase in sales and an even better increase in earnings. The higher sales volume resulted from a 10.3 percent increase in same-store sales together with new volume from acquisitions made since the first quarter of last year, the most significant acquisition being the 21 stores of Z&H Uniform acquired at the very beginning of this first quarter. At the end of the quarter, Life was operating 264 stores compared with 246 at the same time last year. Same-store sales continue to show excellent increases as we benefit from increased demand from customers and continued good management of merchandise in the stores, better meeting the needs of those customers. It is important to note that the first quarter of last year was a very good quarter for Life, which makes these results even more impressive. We look forward to Life Retail Stores having continued success throughout this fiscal year.

Our first quarter results were excellent compared with the first quarter of last year, but we should not lose sight of the fact that the first quarter last year was not very good. Although the comparisons become more difficult as the year continues, we expect to have much improved results in fiscal 1995 compared with fiscal 1994. Our enthusiasm is moderated somewhat by the continuing uncertainty of what effect possible new legislation will have on the health care market. Nevertheless, the remainder of our business should do very well, and that combined with what we presently believe can be realized from the health care market should cause us to have a good year.

Looking into the future, we continue to believe that the fundamentals of all of our businesses remain sound, and we are optimistic about long-term performance. An increased emphasis on cost control in the health care industry is a long-term positive for all three of our business segments, which can show that their services and products save money for health care institutions. The remainder of the economy having improved significantly, our non-health care customers seem to be doing much better, and this is triggering additional business from those market segments. With these issues in mind, combined with the proactive steps each of our businesses has taken to improve operations and control costs, we feel that future performance should be much better than in the recent past.

Respectfully submitted,

/s/ LAWRENCE J. YOUNG

Lawrence J. Young
Chairman of the Board and President

CONSOLIDATED STATEMENTS OF INCOME
Angelica Corporation and Subsidiaries
Unaudited
(Dollars in thousands, except per share amounts)


                                        First Quarter Ended
                                  ------------------------------
                                  April 30, 1994     May 1, 1993
                                  --------------     -----------

Rental service revenues              $ 61,041        $ 53,928
Net sales                              56,014          50,167
                                     --------        --------
                                      117,055         104,095
                                     --------        --------

Cost of rental services                47,212          41,503
Cost of goods sold                     37,967          34,086
                                     --------        --------
                                       85,179          75,589
                                     --------        --------

Gross profit                           31,876          28,506
                                     --------        --------

Selling, general and
 administrative expenses               23,878          21,845
Interest expense                        1,941           1,889
Other expense, net                        943             780
                                     --------        --------
                                       26,762          24,514
                                     --------        --------

Income before income taxes              5,114           3,992
Provision for income taxes              1,969           1,477
                                     --------        --------
Net income                           $  3,145        $  2,515
                                     ========        ========

Net income per share *               $    .35        $    .28
                                     ========        ========


Dividends per common share           $   .235        $    .23
                                     ========        ========

* Based upon weighted average number of common and common equivalent shares outstanding of 9,102,170 and 9,074,284 for fiscal periods of 1995 and 1994, respectively.

CONSOLIDATED BALANCE SHEETS
Angelica Corporation and Subsidiaries
Unaudited
(Dollars in thousands)

                                                  April 30, 1994   January 29, 1994
                                                  --------------   ----------------
ASSETS
- - ------
Current Assets:
 Cash and short-term investments                     $  1,342         $  2,020
 Receivables, less reserves of $2,952 and $2,630       70,935           68,247
 Inventories:
  Raw material                                         25,695           26,425
  Work in progress                                      7,048            7,535
  Finished goods                                       74,171           70,610
                                                     --------         --------
                                                      106,914          104,570

 Linens in service                                     33,002           31,099
 Prepaid expenses                                       4,385            4,319
                                                     --------         --------
  Total Current Assets                                216,578          210,255
                                                     --------         --------

Property and Equipment                                192,021          189,905
Less -- reserve for depreciation                       98,512           95,937
                                                     --------         --------
                                                       93,509           93,968
                                                     --------         --------

Goodwill                                                7,375            5,833
Other acquired assets                                  10,373            8,726
Cash surrender value of life insurance                  9,559            9,409
Miscellaneous                                           4,759            4,670
                                                     --------         --------
                                                       32,066           28,638
                                                     --------         --------
Total Assets                                         $342,153         $332,861
                                                     ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------
Current Liabilities:
 Short-term debt                                     $ 16,200         $  9,900
 Current maturities of long-term debt                   2,568            2,568
 Accounts payable                                      16,299           17,593
 Accrued expenses                                      18,435           17,476
 Income taxes                                           6,621            5,530
                                                     --------         --------
  Total Current Liabilities                            60,123           53,067
                                                     --------         --------

Long-Term Debt, less current maturities                72,245           72,255
Other Long-Term Obligations                            16,943           15,546

Shareholders' Equity:
 Preferred Stock:
  Class A, Series 1, $1 stated value,
   authorized 100,000 shares, outstanding:
   128 shares                                             --               --
  Class B, authorized 2,500,000 shares,
   none outstanding:                                      --               --
  Common stock, $1 par value, authorized 20,000,000
   shares, issued:  9,452,314 and 9,447,614             9,452            9,448
  Capital surplus                                       3,783            3,672
  Retained earnings                                   191,341          190,301
  Translation adjustment                               (2,170)          (1,658)
  Common Stock in treasury, at cost:
        352,224 and 361,580                            (9,564)          (9,770)
                                                     --------         --------
                                                      192,842          191,993
                                                     --------         --------

Total Liabilities and Shareholders' Equity           $342,153         $332,861
                                                     ========         ========

CONSOLIDATED STATEMENTS OF CASH FLOWS
Angelica Corporation and Subsidiaries
Unaudited
(Dollars in thousands)


                                                First Quarter Ended
                                           -----------------------------
                                           April 30, 1994    May 1, 1993
                                           --------------    -----------

Cash flows from operating activities:
 Net income                                   $ 3,145          $ 2,515
 Non-cash items included in net income:
   Depreciation                                 3,266            3,185
   Amortization of acquisition costs              846              876
 Change in working capital components,
  net of businesses acquired                   (5,467)          (4,380)
 Other, net                                      (574)            (273)
                                              -------          -------
  Net cash provided by operating activities     1,216            1,923
                                              -------          -------

Cash flows from investing activities:
 Expenditures for property and
  equipment, net                               (2,314)          (1,749)
 Cost of businesses acquired                   (3,574)            (127)
                                              -------          -------
  Net cash used in investing activities        (5,888)          (1,876)
                                              -------          -------

Cash flows from financing activities:
 Proceeds from issuance of
  short-term debt                               6,300              --
 Dividends paid                                (2,139)          (2,085)
 Other, net                                      (167)             408
                                              -------          -------
  Net cash provided by
      (used in) financing activities            3,994           (1,677)
                                              -------          -------


Net increase (decrease) in cash and
 short-term investments                          (678)          (1,630)
Cash and short-term investments at
 beginning of period                            2,020            2,746
                                              -------          -------
Cash and short-term investments at
 end of period                                $ 1,342          $ 1,116
                                              =======          =======

SUMMARY FINANCIAL POSITION DATA
Angelica Corporation and Subsidiaries
(In thousands, except ratios, shares and per share amounts)



                          (Unaudited)                        Year Ended January*
                      -------------------       -----------------------------------------------
                      April 30,    May 1,
                        1994        1993        1994       1993       1992       1991      1990
                      ---------    ------       ----       ----       ----       ----      ----

Working capital        $156,455   $163,955    $157,188   $161,129   $160,379   $134,964   $130,072

Current ratio          3.6 to 1   5.1 to 1    4.0 to 1   4.7 to 1   4.2 to 1   2.9 to 1   3.4 to 1

Long-term debt          $72,245    $78,295     $72,255    $78,175    $80,506    $57,782    $50,588

Shareholders' equity   $192,842   $189,927    $191,993   $189,209   $190,303   $175,684   $161,134

Percent long-term
 debt to debt
 and equity               27.3%      29.2%       27.3%      29.2%      29.7%      24.8%      23.9%

Equity per common
 share                   $21.19     $20.94      $21.13     $20.88     $20.43     $18.92     $17.36

Common shares
   outstanding        9,100,090  9,068,979   9,086,034  9,063,834  9,315,535  9,285,677  9,284,291


* As reported in Company's Annual Report.

                        PART II.  OTHER INFORMATION
                   ANGELICA CORPORATION AND SUBSIDIARIES

Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the first quarter ended April 30, 1994

                                SIGNATURES
                                ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Angelica Corporation
                                       --------------------
                                          (Registrant)



Date:       June 2, 1994               /s/ T. M. Armstrong
      -----------------------          -------------------------------
                                       T. M. Armstrong
                                       Senior Vice President -
                                       Finance and Administration
                                       Chief Financial Officer
                                       (Principal Financial Officer)




                                       /s/ L. Linden Mann
                                       -------------------------------
                                       L. Linden Mann
                                       Controller
                                       (Principal Accounting Officer)