Form 10-Q
period 1994-07-30
ANGELICA CORP /NEW/
filed 1994-08-31
CIK 6571

===============================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


 For The Quarter Ended                      Commission File
     July 30, 1994                           Number 1-5674


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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90
days.       Yes   X                                No
                 ---                                  ---

The number of shares outstanding of Registrant's Common Stock, par value $1.00 per share, at August 29, 1994 was 9,101,590 shares.

===============================================================================

                   ANGELICA CORPORATION AND SUBSIDIARIES

          INDEX TO FINANCIAL STATEMENTS AND SUPPORTING SCHEDULES

               FOR JULY 30, 1994 FORM 10-Q QUARTERLY REPORT



                                                     Page Number Reference
                                                     ---------------------

                                                                 Quarterly Report
                                                                       to
                                                  Form 10-Q        Shareholders
                                                  ---------      ----------------

PART I.   FINANCIAL INFORMATION:

 Consolidated Statements of Income -
   Second Quarter and First Half Ended
     July 30, 1994 and July 31, 1993                                    3

 Consolidated Balance Sheets -
   July 30, 1994 and January 29, 1994                                   4

 Consolidated Statements of Cash Flows -
   First Half Ended July 30, 1994
     and July 31, 1993                                                  5

 Notes to Consolidated Financial
   Statements                                           2

 Management's Discussion and Analysis
   of Operations and Financial Condition               3-4

 Exhibit A - Quarterly Report to
   Shareholders                                         5


PART II.  OTHER INFORMATION                            6-7

                   ANGELICA CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        QUARTER ENDED JULY 30, 1994



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

(2) See Index to Financial Statements and Supporting Schedules on page 1. Those pages of the Angelica Corporation and Subsidiaries Quarterly Report to Shareholders for the quarter ended July 30, 1994, listed in such index are incorporated herein by reference. The pages of the Quarterly Report to Shareholders which are not listed on the index and therefore not incorporated herein by reference are furnished for the information of the Commission but are not to be deemed "filed" as a part of this report. The Quarterly Report to Shareholders referred to herein is located immediately following page 4 of this report.

(3) For purposes of the Consolidated Statements of Cash Flows, the Company considers short-term, highly liquid investments which are readily convertible into cash, as cash equivalents.

    Cash payments for income taxes were $5,652,000 and $2,966,000 in the first half of fiscal 1995 and 1994, respectively; and in these periods interest payments were $3,861,000 and $3,675,000, respectively.

                                               ANGELICA CORPORATION AND SUBSIDIARIES

                                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

                                                      AND FINANCIAL CONDITION

                                                    QUARTER ENDED JULY 30, 1994

Analysis of Operations
- - ----------------------
                                           Second Quarter Ended                First Half Ended
                                           --------------------                ----------------
                                     July 30, 1994    July 31, 1993     July 30, 1994   July 31, 1993
                                     -------------    -------------     -------------   -------------

Sales and Rental Service Revenues
- - ---------------------------------

Rental Services                       $ 59,515         $ 51,764           $120,556         $105,692
Manufacturing and Marketing             46,685           43,675             91,625           85,499
Retail Sales                            16,174           13,322             32,429           26,536
Intersegment Sales                      (4,182)          (4,742)            (9,363)          (9,613)
                                      --------         --------           --------         --------
                                      $118,192         $104,019           $235,247         $208,114
                                      ========         ========           ========         ========

Gross Profit
- - ------------

Rental Services                       $ 12,058         $ 10,442           $ 25,887         $ 22,867
Manufacturing and Marketing             10,365           10,085             19,667           18,987
Retail Sales                             8,642            7,121             17,387           14,300
                                      --------         --------           --------         --------
                                      $ 31,065         $ 27,648           $ 62,941         $ 56,154
                                      ========         ========           ========         ========

In the second quarter ended July 30, 1994 combined sales and rental service revenues were up 13.6 percent compared with the prior year second quarter. For the first half of this year, combined sales and rental service revenues were up 13.0 percent. Revenues of the Rental Services segment increased
15.0 percent in the second quarter, with most of the increase being the result of acquisitions made last year, and gross profit increased 15.5 percent. Good cost control continues to offset the impact of competitive pricing in the marketplace. Second quarter sales of the Manufacturing and Marketing segment increased 6.9 percent compared with the same quarter last year, and gross profit increased 2.8 percent. The Uniform Group, the U.S. portion of this segment, had a good sales increase, while the Canadian operation's sales decreased. The Uniform Group's gross margins were lower due to competitive pressures and greater shipments to lower margin fast food chains. Good control of operating expenses offset the lower margins, however. For the second quarter, Life Retail Stores had an excellent 21.4 percent increase in sales, resulting from an 8.9 percent increase in same-store sales together with new volume from acquisitions made since last year.

Selling, general and administrative expenses increased $1,842,000 or 8.7 percent in the second quarter compared with the same period last year. These expenses decreased as a percent of combined sales and rental service revenues from 20.3 percent to 19.4 percent in the second quarter. Most of the dollar increase was the result of acquisitions. The effective tax rate in the current periods was 38.5 percent versus 37.0 percent in the prior year periods.

Financial Condition
- - -------------------

The Company had working capital of $156,528,000 and a current ratio of 3.8 to 1 at July 30, 1994, down from $164,520,000 and 5.2 to 1 a year ago and from $157,188,000 and 4.0 to 1 at the beginning of the year as a result of higher short-term debt. The ratio of long-term debt to debt-plus-equity was 26.8 percent at the close of the second quarter, down slightly from a year ago and at the beginning of this fiscal year.

Operating activities provided a total cash flow of $8,885,000 in the first half compared with $6,498,000 in the first half last year, with most of the difference being due to higher net income this year.
Uses of cash flow included $5,686,000 for capital expenditures and $3,574,000 for acquisitions. Financing activities provided a net use of $58,000, primarily the issuance of short-term debt offset by the repayment of long-term debt and the payment of dividends. No material change in the Company's future aggregate cash requirements is foreseen at the present time.

Based on the Company's cash generation from operations as well as its strong working capital position, current ratio and ratio of long-term debt to total debt-plus-equity, Management believes that internal funds available from operations plus external funds available from the issuance of additional debt and/or equity as needed in the future, will be sufficient for all planned operating and capital requirements, including acquisitions.

                                                                  EXHIBIT A

                                 ANGELICA
                                    CORPORATION
                                                            August 18, 1994

Dear Shareholder:

We are pleased to report that the second quarter ended July 30, 1994 marked the fourth consecutive quarter that earnings exceeded the comparable prior year period. Combined sales and rental service revenues for the second quarter were $118,192,000, up 13.6% from $104,019,000 in last year's second quarter. Pretax income of $5,177,000 increased 38.8% compared with $3,731,000 in the prior year, and net income of $3,184,000 increased 35.5% from $2,350,000 in the second quarter of last year. The percentage increase in net income was less than the percentage increase in pretax income due to last year's federal income tax law changes. Net income per share was $.35 versus $.26 in the second quarter of last year, an increase of 34.6%.

Combined sales and rental service revenues for the first half of this year increased 13.0% to $235,247,000, versus $208,114,000 in last year's first half. Income before income taxes was $10,291,000, which compared with $7,723,000 in the first six months of last year, an increase of 33.3%. Net income rose 30.1% to $6,329,000, versus $4,865,000 in the same period last year. In the first half of this year, earnings per share were $.70, an increase of 29.6% from last year's $.54.

As was the case in the first quarter of this year, all three of our business segments had improved results compared with the prior year period. For the second quarter, Life Retail Stores had the largest percentage sales and earnings increases, while the largest dollar increases came from the Rental Services segment. The Manufacturing and Marketing segment had a moderate earnings increase, but most importantly, each of the three operations that make up that segment -- namely, the Uniform Group here in the United States, the Canadian operations and Angelica International in England -- showed improvement in operating results compared with the second quarter last year. Overall emphasis on control of operating costs continued to produce good results in the second quarter, as selling, general and administrative expenses increased 8.7%, while combined sales and rental service revenues rose by a larger 13.6%.

Revenues of the Rental Services segment increased 15.0% in the second quarter, with most of that increase being the result of acquisitions made last year. Second quarter earnings of Rental Services increased at a rate quite a bit better than the rate of revenue increase. Competitive pricing in the marketplace remains severe on new business and contract renewals, but cost control is helping to offset these pressures. The fact that hospitals are focusing on reducing their costs presents many good opportunities for our Rental Services segment as we are able to show hospitals that our services are the best, low-cost alternative. Rental Services should have a good year in fiscal 1995, but we do not expect the improvement in the second half to be as strong as it has been in the first half because of prior year comparisons becoming more difficult.

Sales of the Manufacturing and Marketing businesses in the second quarter increased 6.9% compared with the same quarter last year, even though they included a sizable percentage decline in sales of the Canadian operations. Manufacturing and Marketing earnings rose at a somewhat greater rate than the rate of sales increase. Both the Canadian and English businesses operated at essentially a breakeven for the second quarter, which compared with modest losses in the same period last year. In these two operations, the improvement over last year was the result of improved gross margins and excellent control of operating expenses, the latter being particularly true in the Canadian operations where operating expenses decreased significantly. The Uniform Group in the United States had a good increase in sales


      424 South Woods Mill Road, Chesterfield, Missouri   63017-3406
                               314-854-3800
but only a small increase in earnings, as gross margins were lower due to competitive pressures and a change in sales mix. Operating expenses grew at a rate less than the rate of increase in sales, but the drop in gross margin largely offset the good cost control. Incoming business from the hospitality markets (i.e., lodging, food service, travel and recreation) was well ahead of last year's second quarter. Incoming business from the health care market was essentially flat for the second quarter, in contrast to a modest increase seen in the first quarter of this year. The largest increase in second quarter shipments was to fast food chains, where gross margins are quite a bit lower than the overall average of the Uniform Group. At the end of the second quarter, the Uniform Group reorganized its sales organization in order to emphasize more sales calls on health care institutions and to reduce the cost of managing the sales organization. For the remainder of this fiscal year, we expect the results of the Manufacturing and Marketing segment will show continued improvement over the prior year.

For the second quarter, Life Retail Stores had an excellent 21.4% increase in sales and a significantly better increase in earnings. Sales were up due to an 8.9% increase in same-store sales plus new volume from acquisitions made since the first quarter of last year. Added to a 10.3% increase in the first quarter, same-store sales were up 9.6% for the first half of this year. Life was operating 263 stores at the end of the second quarter, compared with 247 at the same time last year. We believe that the Life Stores segment is benefiting from a new trend where many hospitals are no longer providing their employees with uniforms, and those employees are coming to our retail stores to fill their needs. In addition, benefits are continuing to be realized from improved merchandising systems which allow our buyers to have the right merchandise in our stores when the customers need it. We look forward to Life Retail Stores having continued success throughout this fiscal year, but probably not at the very impressive rate of improved results seen in the first half of this year.

Our second quarter and first half results were excellent compared with the comparable periods last year, but we should note that results for those periods last year were not very good. Although the comparisons become more difficult as the year continues, we expect that third and fourth quarter results will show improvement over the comparable prior year periods. However, we do not expect the rate of improvement in the third and fourth quarters to be as high as the rate of improvement in the first half of this year. Both the Rental Services and the Manufacturing and Marketing segments must continue strong emphasis on cost control as gross margins stay under pressure. We continue to be somewhat concerned about the level of incoming health care business at the Uniform Group, where apprehension over potential Congressional action in the health care area is still a problem. However, it is clear that some of that slowness is being made up in the Life Retail chain where employees are now buying their uniforms at retail.

The fundamentals of our businesses remain sound, both in the near term and the long term. While the challenges of the marketplace seem tougher, we feel we are doing a better job of meeting those challenges. Despite mixed forecasts about the future economy, we continue to believe that our businesses are well positioned in the markets we serve to continue to produce improved results.

Respectfully submitted,


/s/ LAWRENCE J. YOUNG
Lawrence J. Young
Chairman of the Board and President

CONSOLIDATED STATEMENTS OF INCOME
Angelica Corporation and Subsidiaries
Unaudited
(Dollars in thousands, except per share amounts)

                                   Second Quarter Ended                 First Half Ended
                               -----------------------------     -------------------------------

                             July 30, 1994     July 31, 1993     July 30, 1994     July 31, 1993
                             -------------     -------------     -------------     -------------

Rental service revenues        $ 59,515          $ 51,764          $120,556          $105,692
Net sales                        58,677            52,255           114,691           102,422
                               --------          --------          --------          --------
                                118,192           104,019           235,247           208,114
                               --------          --------          --------          --------

Cost of rental services          47,457            41,322            94,669            82,825
Cost of goods sold               39,670            35,049            77,637            69,135
                               --------          --------          --------          --------
                                 87,127            76,371           172,306           151,960
                               --------          --------          --------          --------

Gross profit                     31,065            27,648            62,941            56,154
                               --------          --------          --------          --------

Selling, general and
 administrative expenses         22,919            21,077            46,797            42,922
Interest expense                  1,964             1,892             3,905             3,781
Other expense, net                1,005               948             1,948             1,728
                               --------          --------          --------          --------
                                 25,888            23,917            52,650            48,431
                               --------          --------          --------          --------

Income before income taxes        5,177             3,731            10,291             7,723
Provision for income taxes        1,993             1,381             3,962             2,858
                               --------          --------          --------          --------

Net income                     $  3,184          $  2,350          $  6,329          $  4,865
                               ========          ========          ========          ========

Net income per share*          $    .35          $    .26          $    .70          $    .54
                               ========          ========          ========          ========

Dividends per common share     $   .235          $    .23          $    .47          $    .46
                               ========          ========          ========          ========

*Based upon weighted average number of common and common equivalent shares outstanding of 9,105,302 and 9,077,617 for fiscal periods of 1995 and 1994, respectively.

CONSOLIDATED BALANCE SHEETS
Angelica Corporation and Subsidiaries
Unaudited
(Dollars in thousands)

                                                    July 30, 1994   January 29,1994
                                                    -------------   ---------------
ASSETS
- - ------
Current Assets:
 Cash and short-term investments                       $  1,587        $  2,020
 Receivables, less reserves of $3,380 and $2,630         71,272          68,247
 Inventories:
  Raw material                                           23,170          26,425
  Work in progress                                        6,724           7,535
  Finished goods                                         72,573          70,610
                                                       --------        --------
                                                        102,467         104,570

 Linens in service                                       33,366          31,099
 Prepaid expenses                                         4,051           4,319
                                                       --------        --------
  Total Current Assets                                  212,743         210,255
                                                       --------        --------

Property and Equipment                                  194,844         189,905
Less -- reserve for depreciation                        101,068          95,937
                                                       --------        --------
                                                         93,776          93,968
                                                       --------        --------

Goodwill                                                  7,247           5,833
Other Acquired Assets                                     9,632           8,726
Cash Surrender Value of Life Insurance                    9,709           9,409
Miscellaneous                                             4,797           4,670
                                                       --------        --------
                                                         31,385          28,638
                                                       --------        --------
Total Assets                                           $337,904        $332,861
                                                       ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------
Current Liabilities:
 Short-term debt                                       $ 15,500        $  9,900
 Current maturities of long-term debt                     2,568           2,568
 Accounts payable                                        13,419          17,593
 Accrued expenses                                        18,629          17,476
 Income taxes                                             6,099           5,530
                                                       --------        --------
  Total Current Liabilities                              56,215          53,067
                                                       --------        --------

Long-Term Debt, less current maturities                  70,970          72,255
Other Long-Term Obligations                              16,770          15,546

Shareholders' Equity:
 Preferred Stock:
  Class A, Series 1, $1 stated value,
   authorized 100,000 shares, outstanding:  128 shares      --              --
  Class B, authorized 2,500,000 shares, outstanding:
   none                                                     --              --
 Common stock, $1 par value, authorized 20,000,000
   shares, issued:  9,453,214 and 9,447,614               9,453           9,448
 Capital surplus                                          3,803           3,672
 Retained earnings                                      192,387         190,301
 Translation adjustment                                  (2,145)         (1,658)
 Common Stock in treasury, at cost: 351,624 and 361,580  (9,549)         (9,770)
                                                       --------        --------
                                                        193,949         191,993
                                                       --------        --------
Total Liabilities and Shareholders' Equity             $337,904        $332,861
                                                       ========        ========

CONSOLIDATED STATEMENTS OF CASH FLOWS
Angelica Corporation and Subsidiaries
Unaudited
(Dollars in thousands)


                                                  First Half Ended
                                            -----------------------------

                                            July 30, 1994   July 31, 1993
                                            -------------   -------------

Cash flows from operating activities:
  Net income                                    $ 6,329        $ 4,865
  Non-cash items included in net income:
    Depreciation                                  6,371          6,245
    Amortization of acquisition costs             1,715          1,745
  Change in working capital components,
   net of businesses acquired                    (4,595)        (5,672)
  Other, net                                       (935)          (685)
                                                -------        -------
   Net cash provided by operating activities      8,885          6,498
                                                -------        -------


Cash flows from investing activities:
  Expenditures for property and equipment, net   (5,686)        (3,575)
  Cost of businesses acquired                    (3,574)          (209)
                                                -------        -------
   Net cash used in investing activities         (9,260)        (3,784)
                                                -------        -------


Cash flows from financing activities:
  Proceeds from issuance of short-term debt       5,600          2,000
  Long-term debt repayments                      (1,285)        (1,328)
  Dividends paid                                 (4,277)        (4,174)
  Other, net                                        (96)           409
                                                -------        -------
   Net cash used in financing activities            (58)        (3,093)
                                                -------        -------


Net increase (decrease) in cash and
 short-term investments                            (433)          (379)
Balance at beginning of year                      2,020          2,746
                                                -------        -------
Balance at end of period                        $ 1,587        $ 2,367
                                                =======        =======

SUMMARY FINANCIAL POSITION DATA
Angelica Corporation and Subsidiaries
(Dollars in thousands, except ratios, shares and per share amounts)





                                   (Unaudited)                       Year Ended January*
                              --------------------   --------------------------------------------------
                              July 30,    July 31,
                                1994        1993       1994      1993      1992      1991       1990
                               --------   --------   --------  --------   --------  --------   --------

Working capital                $156,528   $164,520   $157,188  $161,129   $160,379  $134,964   $130,072

Current ratio                  3.8 to 1   5.2 to 1   4.0 to 1  4.7 to 1   4.2 to 1  2.9 to 1   3.4 to 1

Long-term debt                  $70,970    $76,978    $72,255   $78,175    $80,506   $57,782    $50,588

Shareholders' equity           $193,949   $190,178   $191,993  $189,209   $190,303  $175,684   $161,134

Percent long-term debt to
 debt and equity                  26.8%      28.8%      27.3%     29.2%      29.7%     24.8%      23.9%

Equity per common share          $21.31     $20.94     $21.13    $20.88     $20.43    $18.92     $17.36

Common shares outstanding     9,101,590  9,082,411  9,086,034 9,063,834  9,315,535 9,285,677  9,284,291



* As reported in Company's Annual Report.

                        PART II.  OTHER INFORMATION


Item 4.  Results of Votes of Security Holders
- - ---------------------------------------------

The Annual Shareholders Meeting was held on May 24, 1994. Items on the agenda other than the election of Directors were 1) the Angelica Corporation 1994 Performance Plan and 2) the proposal to approve the material terms of the criteria to be used in the grant of performance awards and performance-based restricted stock awards under the Angelica Corporation 1994 Performance Plan.

The 1994 Performance Plan provides for the grant of Incentive
Stock Options, Nonqualified Stock Options, Restricted Stock and
Performance Awards to employees of the Company.

Approval of the material terms of the criteria to be used in the grant of performance awards and performance-based restricted stock awards under the Angelica Corporation 1994 Performance Plan was necessary for the compensation payable pursuant to performance awards and performance-based restricted stock awards to be performance-based under Section 162(m) of the Internal Revenue Code of 1986 (as amended) (the "Code") and the regulations promulgated thereunder and, thus, fully deductible under the Code when taxable to the participant.

ANGELICA CORPORATION 1994 PERFORMANCE PLAN:

Votes:       For       Against       Abstain   Broker Non-Vote
             ---       -------       -------   ---------------

          4,192,596    971,552       323,371      1,250,262

MATERIAL TERMS OF THE CRITERIA TO BE USED IN THE GRANT OF
PERFORMANCE AWARDS AND PERFORMANCE-BASED RESTRICTED STOCK AWARDS
UNDER THE ANGELICA CORPORATION 1994 PERFORMANCE PLAN:

Votes:       For       Against       Abstain   Broker Non-Vote
             ---       -------       -------   ---------------

          4,059,176   1,093,461      334,782      1,250,262

NOMINEES FOR DIRECTORS:

                                       For        Withheld
                                       ---        --------

Leslie F. Loewe                     6,650,526      87,156
Elliot H. Stein                     6,648,739      88,943
William P. Stiritz                  6,677,647      60,035
Martin Sneider                      6,699,339      38,343

Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the second quarter ended July 30, 1994.

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


                          Angelica Corporation
                          --------------------
                              (Registrant)



Date: August 31, 1994     /s/ T. M. ARMSTRONG
                          ------------------------------
                          T. M. Armstrong
                          Senior Vice President -
                          Finance and Administration
                          Chief Financial Officer
                          (Principal Financial Officer)




                           /s/ L. LINDEN MANN
                          ------------------------------
                          L. Linden Mann
                          Controller
                          (Principal Accounting Officer)