Form 10-Q
period 1994-10-29
ANGELICA CORP /NEW/
filed 1994-12-02
CIK 6571

==============================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


 For The Quarter Ended                      Commission File
   October 29, 1994                          Number 1-5674


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

The number of shares outstanding of Registrant's Common Stock, par value $1.00 per share, at November 29, 1994 was 9,458,377 shares.

==============================================================================

                   ANGELICA CORPORATION AND SUBSIDIARIES

          INDEX TO FINANCIAL STATEMENTS AND SUPPORTING SCHEDULES

              FOR OCTOBER 29, 1994 FORM 10-Q QUARTERLY REPORT




                                                       Page Number Reference
                                                       ---------------------

                                                               Quarterly Report
                                                                      to
                                                   Form 10-Q    Shareholders
                                                   ---------   ----------------

PART I.   FINANCIAL INFORMATION:

 Consolidated Statements of Income -
   Third quarter and Three Quarters Ended
   October 29, 1994 and October 30, 1993                                3


 Consolidated Balance Sheets -
   October 29, 1994 and January 29, 1994                                4


 Consolidated Statements of Cash Flows -
   Three Quarters Ended October 29, 1994
   and October 30, 1993                                                 5


 Notes to Consolidated Financial
   Statements                                          2


 Management's Discussion and Analysis
   of Operations and Financial Condition              3-4


 Exhibit A - Quarterly Report to
   Shareholders                                        5


PART II.  OTHER INFORMATION                            6

                     ANGELICA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         QUARTER ENDED OCTOBER 29, 1994



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


(2) See Index to Financial Statements and Supporting Schedules on page 1. Those pages of the Angelica Corporation and Subsidiaries Quarterly Report to Shareholders for the quarter ended October 29, 1994, listed in such index are incorporated herein by reference. The pages of the Quarterly Report to Shareholders which are not listed on the index and therefore not incorporated herein by reference are furnished for the information of the Commission but are not to be deemed "filed" as a part of this report. The Quarterly Report to Shareholders referred to herein is located immediately following page 4 of this report.

(3) For purposes of the Consolidated Statements of Cash Flows, the Company considers short-term, highly liquid investments which are readily convertible into cash, as cash equivalents.

     Cash payments for income taxes were $7,902,000 and $5,492,000 in the three quarters of fiscal 1995 and 1994, respectively; and in these periods interest payments were $4,628,000 and $4,336,000, respectively.

                                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

                                                        AND FINANCIAL CONDITION

                                                    QUARTER ENDED OCTOBER 29, 1994

Analysis of Operations
- - ----------------------
                                 Third Quarter Ended        Three Quarters Ended
                                ------------------------  -------------------------

                                October 29,  October 30,  October 29,    October 30,
                                   1994         1993         1994           1993
                                  -------      -------      -------        -------
Sales and Rental Service Revenues
- - ---------------------------------
(Dollars in thousands)

Rental Services                 $  61,056    $  52,947    $ 181,612      $ 158,639
Manufacturing and Marketing        45,133       47,600      136,758        133,099
Retail Sales                       18,958       15,475       51,387         42,011
Intersegment Sales                 (5,051)      (5,537)     (14,414)       (15,150)
                                  -------      -------      -------        -------
                                $ 120,096    $ 110,485    $ 355,343      $ 318,599
                                  =======      =======      =======        =======

Gross Profit
- - ------------
(Dollars in thousands)

Rental Services                 $  13,103    $  12,353    $  38,990      $  35,220
Manufacturing and Marketing         8,897       10,919       28,564         29,906
Retail Sales                       10,318        8,149       27,705         22,449
                                  -------      -------      -------        -------
                                $  32,318    $  31,421    $  95,259      $  87,575
                                  =======      =======      =======        =======


In the third quarter ended October 29, 1994, combined sales and rental service revenues were up 8.7 percent and gross profit increased 2.9 percent compared with the prior year third quarter. For the three quarters of this year, combined sales and rental service revenues were up 11.5 percent and gross profit was up 8.8 percent. Third quarter revenues of the Rental Services segment rose 15.3 percent, with most of the increase due to acquisitions during the last twelve months. Good cost control efforts continue to offset the impact of competitive pricing on both new business and contract renewals. Sales of Life Retail Stores for the third quarter increased 22.5 percent compared with last year, the increase being due to volume from acquisitions plus a same-store sales increase of 9.3 percent. Sales of the Manufacturing and Marketing segment decreased 5.2 percent in the third quarter compared with the same quarter last year and gross profit declined
18.5 percent. In the U.S. portion of this segment, sales and gross profit declines resulted from the non-recurrence of large third quarter sales to casinos last year plus reduced sales to hospitals, both of which normally produce higher-than-average margins.
Margins were also negatively affected by increased shipments to fast food chains with lower-than-average margins and by under-absorption of manufacturing costs.

Selling, general and administrative expenses increased $944,000 or
4.3 percent in the third quarter and increased $4,819,000 or 7.4 percent in the first three quarters compared with the same periods last year. Most of the dollar increase was the result of acquisitions. These expenses decreased as a percent of combined sales and rental service revenues from 20.0 percent to 19.2 percent in the third quarter and from 20.4 percent to 19.7 percent in the first three quarters. Due to the prior year third quarter retroactive federal income tax increase, the effective tax rates for the third quarter and three quarters of the prior year were
39.9 percent and 38.3 percent, respectively, versus 38.5 percent in both periods of the current year.

Financial Condition
- - -------------------

The Company had working capital of $150,243,000 and a current ratio of 3.2 to 1 at October 29, 1994, down from $167,012,000 and 5.3 to
1 a year ago and from $157,188,000 and 4.0 to 1 at the beginning of the year. The reduction in working capital and lower current ratio were due to higher amounts of short-term debt at the end of the third quarter this year. The ratio of long-term debt to debt-plus-equity was 26.7 percent at the close of the third quarter, down modestly from a year ago and at the beginning of this fiscal year.

Operating activities provided a total cash flow of $21,474,000 in the three quarters compared with $13,573,000 in the three quarters last year, with the primary differences being lower working capital requirements and higher net income this year. Investing activities included $9,353,000 for capital expenditures and $15,651,000 for acquisitions. Financing activities provided a net cash flow of $3,702,000, primarily the issuance of short-term debt offset by the payment of dividends and the repayment of long-term debt. No material change in the Company's future aggregate cash requirements is foreseen at the present time.

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

                            ANGELICA CORPORATION
                                                          EXHIBIT A

                                                          November 17, 1994

Dear Shareholder:

We are pleased to report third quarter combined sales and rental service revenues and earnings improved compared with last year's third quarter. This marks the fifth consecutive quarter that earnings have exceeded the comparable prior year period. Combined sales and rental service revenues for the third quarter were $120,096,000, up 8.7% from $110,485,000 in last year's third quarter. Excluding acquisitions made in the last twelve months, combined sales and rental service revenues were virtually unchanged. Pretax income of $6,835,000 increased 5.3% compared with $6,489,000 in the prior year, and net income of $4,204,000 increased 7.8% from $3,900,000 in the third quarter last year. Net income per share was $.46 versus $.43 in the third quarter last year, an increase of 7.0%. The percentage increase in net income exceeded the rise in pretax income because of the effect of a retroactive increase in federal income tax rates in last year's third quarter.

For the first three quarters this year, combined sales and rental service revenues were up 11.5% to $355,343,000. Excluding acquisitions made in the last twelve months, combined sales and rental service revenues increased a modest 3.2%. Pretax income was $17,126,000, an increase of 20.5% over the $14,212,000 reported for the first three quarters of last year. Net income of $10,533,000 compares with last year's $8,765,000, an increase of 20.2%. Net income per share was $1.16 for the first three quarters versus $.97 in the same period last year, an increase of 19.6%.

For the third quarter, Life Retail Stores had an excellent earnings increase, the Rental Services segment had a very good earnings increase, but the Manufacturing and Marketing segment had an earnings decline more than offsetting earnings improvement in the first and second quarters. Emphasis on control of operating costs in all three business segments continued to produce good results in the quarter, as selling, general and administrative expenses increased only 4.3%, while combined sales and rental service revenues rose by a larger 8.7%.

Third quarter revenues of the Rental Services segment increased 15.3%, with most of this increase coming from acquisitions made during the last twelve months. Earnings increased at a rate very close to the rate of revenue increase. Good cost control was the major contributor to the third quarter earnings increase, as pricing on both new business and contract renewals continues to be very competitive. In addition to the earnings increase, the third quarter was highlighted by two acquisitions expected to add $14,000,000 in annual revenues. The larger of the two was a health care laundry business in Buffalo, New York, increasing our market penetration in that important health care area. The second acquisition, involving a cooperative laundry owned by three hospitals in Houston, Texas, is an example of hospitals closing their laundries because we provide a lower-cost alternative. The Rental Services segment has had a very good first three quarters, and while we currently expect improvement in the fourth quarter relative to last year, we do not believe it will be as strong as in the recent past because of the excellent fourth quarter recorded last year and continuing competitive pressures in the marketplace.

Sales of the Manufacturing and Marketing businesses in the third quarter decreased 5.2% compared with the same quarter last year, with all three
divisions making up this segment posting declines.   We are pleased to report
even though the Canadian operations had a decline in sales, they made a small profit in the third quarter compared with a modest loss in the third quarter last year. This improvement was achieved through excellent cost control. Our business in England had results comparable to the prior year period, and although still operating at a small loss has shown good improvement on a year-to-date basis. We are expecting continued improvement in both the Canadian and English businesses. The Uniform Group in the United States had a very bad third quarter with sales down modestly and earnings down significantly, caused



       424 South Woods Mill Road, Chesterfield, Missouri  63017-3406
                               314-854-3800
by the reduced sales plus a sizable drop in gross margin percentage. Lower sales levels were the result of large sales to casinos last year which did not recur this year and reduced sales of uniforms to hospitals as many discontinue providing uniforms to their employees. This latter issue resulted in improved sales at our Life Retail Stores which will be commented on later. These two principal reasons for the sales decline also caused a gross margin decline as both of these product areas produce better-than-average margins. Two other factors contributed to the drop in gross margin. The first is continued large sales to fast food chains at lower-than-average gross margins. The second is under-absorbed manufacturing costs in our factories caused by efforts to reduce inventories. Incoming business from the hospitality markets (i.e. lodging, food service, travel and recreation) was modestly ahead of last year's third quarter, while incoming business from the health care market was down slightly, because of the previously mentioned drop in sales of uniforms for hospital personnel. During the quarter, we acquired a uniform manufacturing business in Dallas, Texas, expected to add $7,000,000 in annual revenues principally from banks and other financial institutions and to help reduce the cost of manufacturing some of the tailored uniform products being
sold to other markets.   While we expect fourth quarter results of the
Manufacturing and Marketing segment to be better than the just-completed third quarter, we now do not expect this segment will show an improvement in earnings for the full year. As a result of numerous actions taken recently, however, next year's results for this segment should show an improvement over this year.

Life Retail Stores had an excellent 22.5% increase in third quarter sales and a significantly better increase in earnings. The sales increase reflected a 9.3% rise in same-store sales plus new volume from acquisitions. Life ended the third quarter with 265 stores in operation compared with 247 the same time last year. Life is clearly benefiting (and the Uniform Group is being hurt) by the trend of many hospitals to no longer provide employees with uniforms purchased from manufacturers, and instead sending them to retail stores to
fill their needs.   We expect Life Retail Stores will have a good fourth
quarter and are looking forward to an eighth consecutive year of record earnings for this segment.

We did not expect the improvement in third quarter earnings to be nearly as great as in the first two quarters. Although we achieved an increase over last year, results were somewhat worse than expected due to the Uniform Group's performance. In terms of improvement over the prior year, the fourth quarter last year was by far our best quarter. Despite the fact that the comparison of this year's fourth quarter to last will be difficult, we expect a modest earnings increase, which will mean a very good increase in earnings for the year as a whole. We are mindful that the health care market has been upset for a good part of this year by Congressional debate over measures to control health care costs and that hospitals continue strong emphasis on reducing costs. This has both pluses and minuses for Angelica. On the plus side, it causes sales increases for Life Retail Stores, and it causes hospitals to take a hard look at closing on-premise laundries, benefiting our Rental Services segment. It should also increase the pace of replacement of disposables with more cost-effective reusables which we supply. On the minus side, it causes sales declines for Manufacturing and Marketing as well as requests from customers of both that segment and Rental Services for price reductions. More importantly, over the long term we believe the products and services provided by Angelica are excellent cost-reducing alternatives for the
health care community.   In addition, we believe the acquisitions we are
making will also contribute to the long-term success of your company.

In conclusion, while the many changes taking place in the health care community may have a dampening effect on short-term results, we believe our emphasis on the health care and other service markets served by Angelica Corporation bodes well for long-term performance.

Respectfully submitted,


/s/ LAWRENCE J. YOUNG
Lawrence J. Young
Chairman of the Board and President

CONSOLIDATED STATEMENTS OF INCOME
Angelica Corporation and Subsidiaries
Unaudited
(Dollars in thousands, except per share amounts)

                                         Third Quarter Ended           Three Quarters Ended
                                    ----------------------------      --------------------------

                                    October 29,       October 30,     October 29,     October 30,
                                       1994              1993             1994           1993
                                    ----------        ----------      ----------      ----------
Rental service revenues             $  61,056         $  52,947        $181,612        $158,639
Net sales                              59,040            57,538         173,731         159,960
                                      -------           -------         -------         -------
                                      120,096           110,485         355,343         318,599
                                      -------           -------         -------         -------

Cost of rental services                47,953            40,594         142,622         123,419
Cost of goods sold                     39,825            38,470         117,462         107,605
                                      -------           -------         -------         -------
                                       87,778            79,064         260,084         231,024
                                      -------           -------         -------         -------

Gross profit                           32,318            31,421          95,259          87,575
                                      -------           -------         -------         -------

Selling, general and
 administrative expenses               23,054            22,110          69,851          65,032
Interest expense                        1,958             1,864           5,863           5,645
Other expense, net                        471               958           2,419           2,686
                                      -------           -------         -------         -------
                                       25,483            24,932          78,133          73,363
                                      -------           -------         -------         -------

Income before income taxes              6,835             6,489          17,126          14,212
Provision for income taxes              2,631             2,589           6,593           5,447
                                      -------           -------         -------         -------

Net income                          $   4,204         $   3,900        $ 10,533        $  8,765
                                      =======           =======         =======         =======

Net income per share <F1>           $     .46         $     .43        $   1.16        $    .97
                                      =======           =======         =======         =======

Dividends per common share          $    .235         $    .235        $   .705        $   .695
                                      =======           =======         =======         =======

<F1> Based upon weighted average number of common and common equivalent shares outstanding of 9,107,383 and 9,081,002 for fiscal periods of 1995 and 1994, respectively.

CONSOLIDATED BALANCE SHEETS
Angelica Corporation and Subsidiaries
Unaudited
(Dollars in thousands)

                                                                  October 29, 1994  January 29, 1994
                                                                  ----------------  ----------------
ASSETS
- - ------
Current Assets:
 Cash and short-term investments                                        $  2,192       $  2,020
 Receivables, less reserves of $3,740 and $2,630                          73,259         68,247
 Inventories:
  Raw material                                                            23,999         26,425
  Work in progress                                                         5,787          7,535
  Finished goods                                                          71,596         70,610
                                                                         -------        -------
                                                                         101,382        104,570

 Linens in service                                                        36,625         31,099
 Prepaid expenses                                                          4,661          4,319
                                                                         -------        -------
  Total Current Assets                                                   218,119        210,255
                                                                         -------        -------

Property and Equipment                                                   202,551        189,905
Less -- reserve for depreciation                                         103,530         95,937
                                                                         -------        -------
                                                                          99,021         93,968
                                                                         -------        -------

Goodwill                                                                   7,129          5,833
Other Acquired Assets                                                     14,086          8,726
Cash Surrender Value of Life Insurance                                     9,747          9,409
Miscellaneous                                                              4,659          4,670
                                                                         -------        -------
                                                                          35,621         28,638
                                                                         -------        -------
Total Assets                                                            $352,761       $332,861
                                                                         =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------
Current Liabilities:
 Short-term debt                                                        $ 21,000       $  9,900
 Current maturities of long-term debt                                      2,568          2,568
 Accounts payable                                                         18,020         17,593
 Accrued expenses                                                         21,092         17,476
 Income taxes                                                              5,196          5,530
                                                                         -------        -------
  Total Current Liabilities                                               67,876         53,067
                                                                         -------        -------

Long-Term Debt, less current maturities                                   71,752         72,255
Other Long-Term Obligations                                               16,594         15,546

Shareholders' Equity:
 Preferred Stock:
  Class A, Series 1, $1 stated value,
   authorized 100,000 shares, outstanding:  128 shares                       --             --
  Class B, authorized 2,500,000 shares, outstanding:  none                   --             --
 Common stock, $1 par value, authorized 20,000,000
   shares, issued:  9,456,297 and 9,447,614 shares                         9,456          9,448
 Capital surplus                                                           3,862          3,672
 Retained earnings                                                       194,452        190,301
 Translation adjustment                                                   (1,682)        (1,658)
 Common Stock in treasury, at cost: 351,626 and 361,580                   (9,549)        (9,770)
                                                                         -------        -------
                                                                         196,539        191,993
                                                                         -------        -------
Total Liabilities and Shareholders' Equity                              $352,761       $332,861
                                                                         =======        =======

CONSOLIDATED STATEMENTS OF CASH FLOWS
Angelica Corporation and Subsidiaries
Unaudited
(Dollars in thousands)

                                                          Three Quarters Ended
                                                    ----------------------------------

                                                    October 29, 1994  October 30, 1993
                                                    ----------------  ----------------
Cash flows from operating activities:
  Net income                                             $10,533         $ 8,765
  Non-cash items included in net income:
    Depreciation                                           9,673           9,431
    Amortization of acquisition costs                      2,622           2,618
  Change in working capital components,
   net of businesses acquired                               (263)         (6,250)
  Other, net                                              (1,091)           (991)
                                                          ------          ------
   Net cash provided by operating activities              21,474          13,573
                                                          ------          ------




Cash flows from investing activities:
  Expenditures for property and equipment, net            (9,353)         (5,605)
  Cost of businesses acquired                            (15,651)         (1,246)
                                                          ------          ------
    Net cash used in investing activities                (25,004)         (6,851)
                                                          ------          ------

Cash flows from financing activities:
  Proceeds from issuance of short-term debt               11,100             --
  Long-term debt repayments                               (1,411)         (1,412)
  Dividends paid                                          (6,417)         (6,308)
  Other, net                                                 430             255
                                                          ------          ------
   Net cash provided by (used in) financing activities     3,702          (7,465)
                                                          ------          ------




Net decrease in cash and
  short-term investments                                     172            (743)
Balance at beginning of year                               2,020           2,746
                                                          ------          ------
Balance at end of period                                 $ 2,192         $ 2,003
                                                          ======          ======

SUMMARY FINANCIAL POSITION DATA
Angelica Corporation and Subsidiaries
(Dollars in thousands, except ratios, shares and per share amounts)


                              (Unaudited)                        Year Ended January<F1>
                         ----------------------    -------------------------------------------------
                         October 29, October 30,
                             1994      1993        1994        1993       1992       1991       1990
                          ---------  ---------    --------    --------   --------   --------   -------

Working capital             $150,243   $167,012    $157,188    $161,129   $160,379   $134,964   $130,072

Current ratio               3.2 to 1   5.3 to 1    4.0 to 1    4.7 to 1   4.2 to 1   2.9 to 1   3.4 to 1

Long-term debt               $71,752    $77,060     $72,255     $78,175    $80,506    $57,782    $50,588

Shareholders' equity        $196,539   $191,624    $191,993    $189,209   $190,303   $175,684   $161,134

Percent long-term debt to
 debt and equity               26.7%      28.7%       27.3%       29.2%      29.7%      24.8%      23.9%

Equity per common share       $21.59     $21.10      $21.13      $20.88     $20.43     $18.92     $17.36

Common shares outstanding  9,104,671  9,082,605   9,086,034   9,063,834  9,315,535  9,285,677  9,284,291



<F1>As reported in Company's Annual Report.

                        PART II.  OTHER INFORMATION
                   ANGELICA CORPORATION AND SUBSIDIARIES


Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the third quarter ended October 29, 1994.

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



                                   Angelica Corporation
                                   --------------------
                                   (Registrant)



Date: December 2, 1994             /s/ T. M. ARMSTRONG
                                   -----------------------------
                                   T. M. Armstrong
                                   Senior Vice President -
                                   Finance and Administration
                                   Chief Financial Officer
                                   (Principal Financial Officer)






                                   /s/ L. LINDEN MANN
                                   -----------------------------
                                   L. Linden Mann
                                   Controller
                                   (Principal Accounting Officer)