Form 10-Q/A
period 1994-10-29
ANGELICA CORP /NEW/
filed 1995-03-28
CIK 6571

==============================================================================
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-Q/A

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

The number of shares outstanding of Registrant's Common Stock, par value $1.00 per share, at November 29, 1994 was 9,106,751 shares.

==============================================================================

                        AMENDMENT NO. 1


The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly
Report for the Quarter Ended October 29,1994 on Form 10-Q as set forth in the cover page attached hereto.

         The cover page  of Form 10-Q for the Quarter Ended
         October 29,1994 was amended to correct the number of shares outstanding from 9,458,377 to 9,106,751 as of November 29, 1994.



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.




                                         ANGELICA CORPORATION
                                         (Registrant)



Date:  March 28, 1995                    /s/ T. M. Armstrong
                                         -------------------------------
                                         T. M. Armstrong
                                         Senior Vice President-
                                         Finance and Administration
                                         Chief Financial Officer
                                         (Principal Financial Officer)



                                         /s/ L. Linden Mann
                                         -------------------------------
                                         L. Linden Mann
                                         Controller
                                         (Principal Accounting Officer)