Form 10-K405
period 1995-01-28
ANGELICA CORP /NEW/
filed 1995-04-24
CIK 6571

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549
                      --------------------

                            FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934

           For the Fiscal Year Ended January 28, 1995

                  Commission File Number 1-5674
                      --------------------

                      ANGELICA CORPORATION

     (Exact name of registrant as specified in its charter)

           Missouri                             43-0905260
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

  424 South Woods Mill Road                      63017-3406
   Chesterfield, Missouri                        (Zip Code)
(Address of principal executive offices)

                         (314) 854-3800
       Registrant's telephone number, including area code
                      --------------------

   Securities registered pursuant to Section 12(b) of the Act:
                                                                    Name of each exchange
    Title of each class                                              on which registered
    -------------------                                              -------------------
Common Stock, $1.00 Par Value                                       New York Stock Exchange

Preferred Stock Purchase Rights issuable pursuant to
Registrant's Shareholder Protection Rights Plan                     New York Stock Exchange

   Securities registered pursuant to Section 12(g) of the Act:

                            NONE

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                           ---    ---

   Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by
reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X
             ---

   State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

    $246,712,938                          April 3, 1995
- --------------------                 ----------------------
     Value                              Date of Valuation

   Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of April 3, 1995.

  Common Stock, $1.00 par value, 9,134,194 shares outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE

1)  Portions of the Annual Report to Shareholders for year ended
1/28/95 are incorporated in Parts I, II & IV;  2) Portions of the
Proxy Statement dated 4/14/95 are incorporated in Part III.

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

(b) The Company's businesses are reported in three industry segments: Rental Services, Manufacturing and Marketing and Retail Sales. Information about the Company's industry segments appears on page 27 of the Company's Annual Report to Shareholders for the year ended January 28, 1995 and is incorporated herein by reference. This information includes sales and rental service revenues, earnings, identifiable assets for each segment, depreciation and capital additions for each of the five years in the period ended January 28, 1995.

(c)  1 (i)  RENTAL SERVICES
            ---------------

            This segment has 36 plants generally in or near major metropolitan areas in the United States providing textile rental and laundry services for health care institutions, presently servicing 945 institutions with approximately 148,000 beds. This segment also provides general linen services in selected areas, principally to hotels, casinos, motels and restaurants.

            MANUFACTURING AND MARKETING
            ---------------------------

            The Company's Manufacturing and Marketing operations consist of the Angelica Uniform Group in the United States and operations in Canada, and the United Kingdom, collectively engaged in the manufacture and sale of uniforms and business career apparel for a wide variety of institutions and businesses.

            RETAIL SALES
            ------------

            The Retail Sales segment is a specialty retailer offering uniforms and duty shoes primarily for nurses and other health care professionals through a nationwide chain of 264 retail stores, located primarily in malls and strip shopping centers.

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

     (ix)   Not applicable.

     (x) The markets in which the Rental Services segment operates are very competitive, being characterized by a large number of independent, privately-owned competitors. Industry statistics are not available, but the Company believes that its Rental Services segment constitutes the largest supplier of textile rental and laundry services to health care institutions in the United States. Competition is on the basis of quality, reliability and price.

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

            The Company believes there are approximately 2,500 retail stores in the U.S. offering merchandise comparable to that offered by the Company's Retail Sales segment. Retail operations are conducted under highly competitive conditions in the local area where each of the Company's stores is located, with competition being on the basis of store location, merchandise selection and value. Industry statistics are not available, but the Company believes its Retail Sales segment is the nation's largest specialty retailer offering uniforms and duty shoes to nurses and other health care professionals.

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

    (xiii)  The Company employs approximately 9,800 persons
            (including approximately 800 part-time employees).

(d) The information required by Section (d) of this Item is hereby incorporated by reference to Note 9 of "Notes to Consolidated Financial Statements" appearing on page 27 of the Company's Annual Report to Shareholders for the year ended January 28, 1995.

ITEM 2.  PROPERTIES
- -------------------

     The Company's real estate, both owned and leased, which is used in its Manufacturing and Marketing segment, at January 28, 1995 was comprised of 20 manufacturing plants in the United States, one plant in Canada, one plant in Costa Rica, and one plant in Great Britain, plus appropriate warehouses and sales facilities in the United States, Canada and the United Kingdom. As of January
28, 1995, 36 laundries plus warehouse facilities located in 15 states were used in the Rental Services segment, and 264 retail specialty stores located in 36 states were used in the Retail Sales segment. In the opinion of the Company, all such facilities are maintained in good condition and are adequate and suitable for the purposes for which they are used. The manufacturing facilities are normally fully utilized and operate generally on a one-shift basis. Laundry facilities generally are not fully utilized, although some of them operate on a multi-shift basis. The Company estimates that output of these facilities could be increased by 20 percent with existing equipment by working longer hours and by an additional 25 percent (for a total of 45 percent) by working longer hours plus installation of additional equipment. A substantial portion of the real estate utilized by the Company is leased. Capitalized leases, primarily utilized by the Manufacturing and Marketing segment, represent approximately 1% of the net book value of all fixed assets at January 28, 1995. No difficulty in renewing leases which expire in the near future is anticipated by the Company.

     Real estate which is owned by the Company is approximately 50% of the net book value of all fixed assets. There is no individual parcel of real estate owned or leased which is of material significance to the Company's total assets.

ITEM 3.  LEGAL PROCEEDINGS
- --------------------------

The Company is not a party, and none of its property is subject, to any material pending legal proceeding other than ordinary routine litigation incidental to the business. Management believes that liabilities, if any, resulting from pending routine litigation in the ordinary course of the Company's business should not materially affect the financial condition or operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
- ----------------------------------------------------------

No matters were submitted to a vote of shareholders during the fourth quarter of the Company's year ended January 28, 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------

                                      Present Position (and                Year First
                                      Prior Offices During Past            Elected As
      Name                            Five Years) <F1> <F2>                An Officer    Age
      ----                            -------------------------            ----------    ---
Lawrence J. Young <F3>                Chairman of the Board,                     1975    50
                                      President, Chief Executive
                                      Officer and Director

Theodore M. Armstrong                 Senior Vice President-                     1986    55
                                      Finance and Administration
                                      and Chief Financial Officer

Gene P. Byrd                          Vice President; President,                 1989    54
                                      Angelica Uniform Group

John S. Aleman                        Vice President-Human Resources             1985    59

Jill Witter                           Vice President, General Counsel            1985    40
                                      and Secretary



L. Linden Mann                        Controller and Assistant                   1978    55
                                      Secretary; Vice President,
                                      Angelica Healthcare Services Group

Thomas M. Degnan <F4>                 Treasurer                                  1993    39

Michael E. Burnham <F5>               Vice President; President,                 1993    43
                                      Life Uniform and Shoe Shops

Alan D. Wilson <F6>                  Vice President; President,                  1995    52
                                     Angelica Healthcare Services
                                     Group

<F1>   Except as set forth below, the principal occupations of the officers throughout the past five years have been the performance of the functions of the offices shown above.

<F2>   All officers serve at the pleasure of the Board of Directors.

<F3>   Lawrence J. Young has been Chairman of the Board since November 1,
       1990, Chief Executive Officer of the Company since November 1, 1989, and President and Chief Operating Officer since February 1, 1988.

<F4>   Thomas M. Degnan has been Treasurer of the Company since March 30,
       1993.  He was Assistant Treasurer from May 23, 1989 to March 30, 1993.

<F5>   Michael E. Burnham has been a Vice President of the Company since May
       25, 1993 and President of Life Uniform and Shoe Shops ("Life Uniform") since August 1, 1990. Prior to that he was Vice President of Operations of Life Uniform from May 1, 1988 to July 31, 1990.

<F6>   Alan D. Wilson has been a Vice President of the Company and President of Angelica Healthcare Services Group since March 15, 1995. Prior to that he was, and continues to be, President of the Eastern Rental Division.

None of the executive officers of the Company are related to each other.

There are no arrangements or understandings between any executive officer of the Company and any other person pursuant to which such officer was selected.

                                 PART II
                                 -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
- ----------------------------------------------------------------------
MATTERS
- -------

The information required by this item is included under the caption "Common Stock Data" on page 29 of the Company's Annual Report to Shareholders for the year ended January 28, 1995 and is incorporated herein by reference. The number of shareholders of record was 1,710 at April 3, 1995. The Company's Board of Directors regularly reviews the dividends paid, and the Company expects to continue to pay dividends. However, there can be no assurance that dividends will be paid in the future since they are dependent on earnings, the financial condition of the Company and other factors.


ITEM 6.  SELECTED FINANCIAL DATA
- --------------------------------

The information required by this item is included under the caption "Financial Summary-11 Years" on pages 30 and 31 of the Company's Annual Report to Shareholders for the year ended January 28, 1995 and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- ------------------------------------------------------------------------
RESULTS OF OPERATIONS
- ---------------------

The information required by this item is included in the text contained under the caption "FINANCIAL REVIEW" on pages 17 and 18 of the Company's Annual Report to Shareholders for the year ended January 28, 1995 and is incorporated herein by reference. The Company does not believe the effects of inflation and changing prices have been, or will be, material to the Company's results of operations. The Company believes that it is not affected by inflation except to the extent that the economy in general is affected thereby.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ----------------------------------------------------

The information required by this item appears on pages 19 through 28 of the Company's Annual Report to Shareholders for the year ended January 28, 1995 and is incorporated herein by reference. The financial statement schedule listed at Item 14(a)(2) is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- ------------------------------------------------------------------------
FINANCIAL DISCLOSURE
- --------------------

Not Applicable.

                                 PART III
                                 --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------------------------------

Information with respect to directors of the Company under the captions "Information About Nominees for Directors" and "Information About Directors Continuing in Office," on page 3 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 1995 is incorporated herein by reference. Information with respect to executive officers of the Company appears under the caption "Executive Officers of the Registrant" on pages 4 and 5 of Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION
- --------------------------------

Information with respect to executive compensation under the captions "Compensation of Directors and Other Information Concerning the Board and its Committees" on pages 4-5, "Summary Compensation Table" on page 7, "Option Grants in Last Fiscal Year" on page 8, "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values" on page 8, "Employment Contracts and Termination of Employment and Change-In-Control Arrangements" on pages 8 and 9, and "Pension Plan" on page 11 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 1995 is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- ------------------------------------------------------------------------

Information with respect to security ownership of certain beneficial owners and management under the caption "Beneficial Ownership of the Company's Securities" on pages 5 and 6 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 1995 is incorporated by reference.

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

                                 PART IV
                                 -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- --------------------------------------------------------------------------

                                                    Annual Report
(a)    Document List                                    Page
       -------------                                -------------

  1.   Financial Statements
       --------------------

       The following financial statements are
       incorporated by reference herein and in
       Item 8 above from the Company's Annual Report to Shareholders for the year ended
       January 28, 1995:

       (i)   Consolidated Statements of Income -         19
             Years ended January 28, 1995, January
             29, 1994, and January 30, 1993

       (ii)  Consolidated Balance Sheets - January       20
             28, 1995 and January 29, 1994

       (iii) Consolidated Statements of Share-           21
             holders' Equity - Years ended January
             28, 1995, January 29, 1994 and January
             30, 1993

       (iv)  Consolidated Statements of Cash Flows-      22
             Years ended January 28, 1995, January 29,
             1994 and January 30, 1993

       (v)   Notes to Consolidated Financial State-      23-28
             ments

       (vi)  Report of Independent Public                29
                  Accountants


  2.   Supplementary Data and Financial Statement Schedule
       ---------------------------------------------------

       (i) The supplementary data entitled "Unaudited Quarterly Financial Data" is incorporated by reference herein and in Item 8 above from page 28 of the Company's Annual Report to Shareholders for the year ended January 28, 1995.

      (ii) The following financial statement schedule is submitted as a separate section of this report beginning at page 13:

            Schedule II - Valuation and Qualifying Accounts -
            For the Three Years Ended January  28, 1995

All other schedules are not submitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto.

     (iii) Report of Independent Public Accountants on Schedule II appears at page 12 of the Form 10-K

  3.   Exhibits
       --------

       See Exhibit Index on pages 14-17 hereof for a list of all management contracts, compensatory plans and arrangements required by this item (Exhibit Nos. 10.1 through 10.27) and all other Exhibits filed or incorporated by reference as a part of this report.


 (b)   Reports on Form 8-K
       -------------------

       The Registrant filed no reports on Form 8-K during the last quarter of the year ended January 28, 1995.

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

                                            ANGELICA CORPORATION
                                        ----------------------------
                                               (Registrant)

                                By:    /s/ L. J. Young
                                   ---------------------------------------
                                   L.J. Young
                                   Chairman of the Board,
                                   President and Chief Executive
                                   Officer (Principal Executive
                                   Officer)
Date:  April 24, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:   /s/ T. M. Armstrong            By:   /s/ L. Linden Mann
   -------------------------------      ----------------------------------
   T. M. Armstrong                      L. Linden Mann
   Senior Vice President-               Controller
   Finance and Administration           (Principal Accounting Officer)
   Chief Financial Officer
   (Principal Financial Officer)

       Earle H. Harbison, Jr.    *             Lee M. Liberman           *
- ----------------------------------      ----------------------------------
      (Earle H. Harbison, Jr.)                (Lee M. Liberman)
       Director                                Director

        Leslie F. Loewe          *             Martin Sneider            *
- ----------------------------------      ----------------------------------
       (Leslie F. Loewe)                      (Martin Sneider)
        Director                               Director

        Elliot H. Stein          *             William P. Stiritz        *
- ----------------------------------      ----------------------------------
       (Elliot H. Stein)                     (William P. Stiritz)
        Director                              Director

        H. Edwin Trusheim        *
- ----------------------------------
        (H. Edwin Trusheim)
        Director

By his signature below, L.J. Young has signed this Form 10-K on behalf of each person named above whose name is followed by an asterisk, pursuant to power of attorney filed with this Form 10-K.

                                    /s/ L. J. Young
                                -----------------------------------------
                                L.J. Young, as attorney-in-fact
Date:  April 24, 1995

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                 ----------------------------------------


To Angelica Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the Annual Report to Shareholders of Angelica Corporation and subsidiaries incorporated by reference in this Form 10-K, and have issued our report thereon dated March 14, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)2(ii) on page 9 is the responsibility of the Corporation's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.





                                /s/ Arthur Andersen LLP
                                ARTHUR ANDERSEN LLP



St. Louis, Missouri,
March 14, 1995

                                                                  Schedule II


                               ANGELICA CORPORATION AND SUBSIDIARIES

                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                            FOR THE THREE YEARS ENDED JANUARY 28, 1995
                                           (In Thousands)
                          -----------------------------------------------

                              Balance at       Charged                       Balance
                               Beginning      to Costs                      at End of
Description                    of Period    and Expenses  Deductions <Fa>    Period
- -----------                   ----------    ------------  ---------------   ---------

Reserve for doubtful
accounts - deducted
from receivables in
the balance sheet


                                           YEAR ENDED JANUARY 28, 1995
                                           ---------------------------

                                $2,630        $1,622          $1,553         $2,699
                                 -----         -----           -----          -----


                                           YEAR ENDED JANUARY 29, 1994
                                           ---------------------------

                                $3,386        $  778          $1,534         $2,630
                                 -----         -----           -----          -----


                                           YEAR ENDED JANUARY 30, 1993
                                           ---------------------------

                                $2,583        $2,442          $1,639         $3,386
                                 -----         -----           -----          -----




<Fa> Doubtful accounts written off against reserve provided, net of recoveries.

EXHIBIT INDEX
- -------------

Exhibit
Number Exhibit
- ------- -------
       <F*>Asterisk indicates exhibits filed herewith.
       <F**>Management contract or compensatory plan incorporated by reference from the document listed.

 3.1 Restated Articles of Incorporation of the Company, as currently in effect. Said Articles were last filed as and are incorporated herein by reference to Exhibit 3.1 to the Form
       10-K for the fiscal year ended 1/26/91.

 3.2   Current By-Laws of the Company, as last amended May 24, 1994.<F*>

 4.1   Shareholder Protection Rights Plan.  Filed as Registration
       Statement on Form 8-A dated August 24, 1988 and incorporated herein by reference.

 4.2 10.3% and 9.76% Senior Notes to insurance company due annually to 2004, together with Note Facility Agreement. Filed as and incorporated herein by reference to Exhibit 4.2 to the Form
       10-K for the fiscal year ended 1/27/90.

 4.3   9.15% Senior Notes to insurance companies due December 31,
       2001, together with Note Agreements and First Amendment thereto. Filed as and incorporated herein by reference to
       Exhibit 4.3 to the Form 10-K for the fiscal year ended 2/1/92.

       Note: No other long-term debt instrument issued by the Registrant exceeds 10% of the consolidated total assets of the Registrant and its subsidiary. In accordance with Item 601(b)
       (4) (iii) (A) of Regulation S-K, the Registrant will furnish to the Commission upon request copies of long-term debt instruments and related agreements.

10.1   Angelica Corporation 1994 Performance Plan (as amended
       1/31/95).<F*> <F**>

10.2   Retirement Benefit Agreement between the Company and Alan D.
       Wilson dated August 25, 1987.<F*> <F**>

10.3   Form of Participation Agreement for the Angelica Corporation
       Management Retention and Incentive Plan with attachment setting out officers covered under such agreements and the "Benefit Multiple" listed for each - Form 10-K for fiscal year ended 1/30/93, Exhibit 10.3.<F**>



Exhibit
Number Exhibit
- ------ -------
10.4   Performance Shares Plan Agreement between the Company and T.M.
       Armstrong dated February 20, 1989 - Form 10-K for fiscal year ended 1/30/93, exhibit 10.4.<F**>

10.5   Performance Shares Plan Agreement between the Company and G.P.
       Byrd dated February 20, 1989 - Form 10-K for fiscal year ended
       1/30/93, exhibit 10.5.<F**>

10.6   Performance Shares Plan Agreement between the Company and L.J.
       Young dated February 20, 1989 - Form 10-K for fiscal year ended 1/30/93, exhibit 10.7.<F**>

10.7   Angelica Corporation Stock Option Plan (As amended November
       29, 1994).<F*> <F**>

10.8 Angelica Corporation Stock Award Plan - Form 10-K for fiscal year ended 2/1/92, exhibit 10.<F**>

10.9 Angelica Corporation Retirement Savings Plan, as amended and restated - Form 10-K for fiscal year ended 1/27/90, exhibit
       19.3, incorporating all amendments thereto through the date of this filing.<F**>

10.10  Supplemental Plan - Form 10-K for fiscal year ended 1/27/90, exhibit 19.10, incorporating all amendments thereto through the date of this filing.<F**>

10.11 Incentive Compensation Plan (restated) - Form 10-K for fiscal year ended 1/27/90, exhibit 19.11.<F**>

10.12  Deferred Compensation Option Plan for Selected Management
       Employees - Form 10-K for fiscal year ended 1/26/91, exhibit
       19.9, incorporating all amendments thereto filed through the date of this filing.<F**>

10.13 Deferred Compensation Option Plan for Directors - Form 10-K for fiscal year ended 1/26/91, exhibit 19.8, incorporating all amendments thereto filed through the date of this filing.<F**>

10.14 Supplemental and Deferred Compensation Trust - Form 10-K for fiscal year ended 2/1/92, exhibit 19.5.<F**>

10.15  Management Retention Trust - Form 10-K for fiscal year ended
       2/1/92, exhibit 19.4.<F**>

10.16  Performance Shares Plan for Selected Senior Management
       (restated) - Form 10-K for fiscal year ended 1/26/91, exhibit
       19.3.<F**>



Exhibit
Number Exhibit
- ------ -------
10.17  Management Retention and Incentive Plan (restated) - Form 10-K for fiscal year ended 1/26/91, exhibit 19.1.<F**>

10.18 Non-Employee Directors Stock Plan - Form 10-K for fiscal year ended 1/27/90, exhibit 10.3, incorporating all amendments thereto through the date of this filing.<F**>

10.19  Restated Deferred Compensation Plan for Non-Employee Directors
       - Form 10-K for fiscal year ended 1/28/84, exhibit 10 (v), incorporating all amendments thereto through the date of this filing.<F**>

10.20  Restated Angelica Corporation Stock Bonus and Incentive Plan
       (Incorporating Amendments Adopted Through October 25, 1994).<F*> <F**>

10.21  Angelica Corporation Pension Plan as Amended and Restated -
       Form 10-K for fiscal year ended 1/26/91, exhibit 19.7, incorporating all amendments thereto through the date of this filing.<F**>

10.22 Angelica Corporation 1994 Non-Employee Directors Stock Plan, incorporated by reference to Appendix A of the Company's Proxy
       Statement for the Annual Meeting of Shareholders to be held on May 23, 1995. Subject to approval of shareholders at the Annual Meeting before becoming effective.<F**>

10.23  Twelfth Amendment to Angelica Corporation Retirement Savings
       Plan.    The last amendment thereto was filed as exhibit 10.2
       to the Form 10-K for the fiscal year ended 1/29/94.<F*>

10.24  Amendment No. 2 to Angelica Corporation Deferred Compensation
       Option Plan for Directors, dated November 29, 1994.<F*>

10.25  Amendment No. 1 to Angelica Corporation Restated Deferred
       Compensation Plan for Non-Employee Directors, dated November
       29, 1994.<F*>

10.26  Fifth Amendment to Angelica Corporation Pension Plan (As
       Restated April 1, 1989), dated December 28, 1994.<F*>

10.27  Amendment to Angelica Corporation Deferred Compensation Option
       Plan for Selected Management Employees, dated October 25, 1994.<F*>



Exhibit
Number Exhibit
- ------ --------

13 Certain portions of the Annual Report to Shareholders for the fiscal year ended January 28, 1995, which have been incorporated by reference.<F*>

21     Subsidiaries<F*>

23     Consent of Independent Public Accountants<F*>

24     Power of Attorney<F*>

27     Financial Data Schedule<F*>

99.1   Annual Report on Form 11-K for the Angelica Corporation
       Retirement Savings Plan.<F*>

99.2   Annual Report on Form 11-K for the Angelica Corporation
       Collinwood 401(k) Plan.<F*>

99.3   Annual Report on Form 11-K for the Angelica Corporation
       Savannah 401(k) Plan.<F*>

99.4   Annual Report on Form 11-K for the Angelica Corporation
       Missouri Plants 401(k) Plan.<F*>

99.5   Annual Report on Form 11-K for the Angelica Corporation Tax
       Credit Employee Stock Ownership Plan ("PAYSOP Plan").<F*>


The Company will furnish to any record or beneficial shareholder requesting a copy of this Annual Report on Form 10-K a copy of any exhibit indicated in the above list as filed with this Annual Report on Form 10-K upon payment to it of its expenses in furnishing such exhibit.