Form 10-Q
period 1995-04-29
ANGELICA CORP /NEW/
filed 1995-06-05
CIK 6571

==============================================================================

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


   For The Quarter Ended                          Commission File
      April 29, 1995                               Number 1-5674



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

The number of shares outstanding of Registrant's Common Stock, par value $1.00 per share, at June 2, 1995 was 9,140,814 shares.

==============================================================================


                                ANGELICA CORPORATION AND SUBSIDIARIES

                       INDEX TO FINANCIAL STATEMENTS AND SUPPORTING SCHEDULES

                            FOR APRIL 29, 1995 FORM 10-Q QUARTERLY REPORT



                                                              Page Number Reference
                                                              ---------------------

                                                                           Quarterly Report
                                                                                  to
                                                         Form 10-Q           Shareholders
                                                         ---------         ----------------
PART I.   FINANCIAL INFORMATION:

  Consolidated Statements of Income -
    First Quarter Ended April 29, 1995 and
      April 30, 1994                                                               3

  Consolidated Balance Sheets -
    April 29, 1995 and January 28, 1995                                            4

  Consolidated Statements of Cash Flows -
    First Quarter Ended April 29, 1995
      and April 30, 1994                                                           5

  Notes to Consolidated Financial
    Statements                                               2

  Management's Discussion and Analysis
    of Operations and Financial Condition                   3-4

  Exhibit A - Quarterly Report to
    Shareholders                                             5


PART II.  OTHER INFORMATION                                  6

                  ANGELICA CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      QUARTER ENDED APRIL 29, 1995



(1) The accompanying consolidated condensed financial statements are unaudited, and it is suggested that these consolidated statements be read in conjunction with the fiscal 1995 Annual Report, including Notes to Financial Statements. However, it is the opinion of the Company that all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results during the interim period have been included.

(2) See Index to Financial Statements and Supporting Schedules on page 1. Those pages of the Angelica Corporation and Subsidiaries Quarterly Report to Shareholders for the quarter ended April 29, 1995, listed in such index are incorporated herein by reference. The pages of the Quarterly Report to Shareholders which are not listed on the index and therefore not incorporated herein by reference are furnished for the information of the Commission but are not to be deemed "filed" as a part of this report. The Quarterly Report to Shareholders referred to herein is located immediately following page 4 of this report.

(3) For purposes of the Consolidated Statements of Cash Flows, the Company considers short-term, highly liquid investments which are readily convertible into cash, as cash equivalents.

     Cash payments for income taxes were $323,000 and $1,016,000 in the 1995 and 1994 periods, respectively; and in these periods interest payments were $950,000 and $705,000, respectively.

                                ANGELICA CORPORATION AND SUBSIDIARIES

                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

                                       AND FINANCIAL CONDITION

                                    QUARTER ENDED APRIL 29, 1995

Analysis of Operations
- ----------------------
                                                        First Quarter Ended
                                                    ----------------------------
                                                    April 29,          April 30,
                                                      1995               1994
                                                    ---------          ---------
Sales and Rental Service Revenues
- ---------------------------------
Rental Services                                    $  64,904          $  61,041
Manufacturing and Marketing                           47,102             44,940
Retail Sales                                          16,883             16,255
Intersegment Sales                                    (5,062)            (5,181)
                                                     -------            -------
                                                   $ 123,827          $ 117,055
                                                     =======            =======
Gross Profit
- ------------
Rental Services                                    $  13,702          $  13,829
Manufacturing and Marketing                           10,379              9,302
Retail Sales                                           9,214              8,745
                                                     -------            -------
                                                   $  33,295          $  31,876
                                                     =======            =======

Combined sales and rental service revenues were up 5.8 percent for the first quarter ended April 29, 1995 over last year's first quarter, and gross profit was up 4.5 percent. Revenues of the Rental Services segment increased 6.3 percent in the first quarter, with nearly all the increase being the result of acquisitions made last year. Continued cost control efforts were not sufficient to overcome lower margins due to price reductions over the past two years, resulting in a first quarter gross profit reduction of 1.0 percent for this segment. First quarter sales of the Manufacturing and Marketing segment increased 4.8 percent compared with the same quarter last year, and gross profit increased 11.6 percent. The U.S. and United Kingdom portions of this segment had modest sales increases, while the Canadian operation's sales decreased. All three divisions of this segment had better operating results. Life Retail Stores had a 3.9 percent increase in sales, resulting from a 2.7 percent increase in same-store sales together with new volume from acquisitions made since the first quarter of last year.

Selling, general and administrative expenses increased $709,000 or
3.0 percent in the first quarter compared with the same period last year. These expenses decreased as a percent of combined sales and rental service revenues from 20.4 percent to 19.9 percent in the first quarter. Interest expense and other expense, net, reflects increased costs associated with acquisitions made last year.

Financial Condition
- -------------------
The Company had working capital of $154,215,000 and a current ratio of 3.2 to 1 at April 29, 1995, down from $156,455,000 and 3.6 to 1 a year ago and compared with $150,734,000 and 3.2 to 1 at the beginning of the year. The ratio of long-term debt to debt-plus-equity was 25.9 percent at the close of the first quarter, down from 26.2 percent at the beginning of the year and 27.3 percent a year ago.

Operating activities provided a total cash flow of $3,576,000 in the first quarter compared with $1,216,000 in the first quarter last year, with most of the difference being due to decreased requirements for working capital. Investing activities used $2,176,000 of cash flow, primarily for capital expenditures. The payment of dividends was the principal use of financing activities cash flow. No material change in the Company's future aggregate cash requirements is foreseen at the present time.

Following the close of the quarter, the Company completed a private placement financing of $30,000,000 with four insurance companies.
The interest rate on the 10-year financing was 8.225 percent, and all short-term debt incurred over the last two years to help finance acquisitions has been repaid.

Based on the Company's cash generation from operations, as well as its strong working capital position, current ratio and ratio of long-term debt to debt-plus-equity, Management believes that internal funds available from operations plus external funds available from the issuance of additional debt and/or equity as needed in the future, will be sufficient for all planned operating and capital requirements, including acquisitions.

                                                            EXHIBIT A

                      ANGELICA CORPORATION

                                                            May 18, 1995

Dear Shareholder:

We are pleased to report to you that the first quarter ended April 29, 1995 was the seventh consecutive quarter that earnings exceeded the comparable prior year period. Combined sales and rental service revenues for the first quarter were $123,827,000, up 5.8 percent from $117,055,000 in last year's first quarter. Excluding acquisitions made since the first quarter of last year, combined sales and revenues increased by only a modest 1.0 percent. Pretax income of $5,590,000 was up 9.3 percent compared with $5,114,000 in last year's first quarter, and net income of $3,438,000 also rose
9.3 percent from the $3,145,000 earned in the first quarter last year. Net income per share was $.38 versus $.35 in the first quarter of last year, an increase of 8.6 percent.

Improved first quarter earnings in the Manufacturing and Marketing segment and Life Retail Stores were partially offset by lower earnings in the Rental Services segment and increased costs associated with acquisitions made last year. Overall control of operating costs continued to be good in the quarter, with those expenses rising 3.0 percent while combined sales and rental service revenues rose by a larger 5.8 percent.

First quarter revenues of the Rental Services segment increased 6.3 percent, with nearly all of that increase coming from the Buffalo, New York and Houston, Texas acquisitions made during last year.
The cumulative effect of price reductions over the past two years caused a reduction in margins resulting in a decrease in first quarter earnings for this segment. Based on our current estimates, this should be the worst quarter of the year for the Rental Services segment, and we continue to expect to achieve a slight earnings increase for the full year. The continuing emphasis on cost reduction by our health care customers is negatively affecting operating results, but as we go forward, we believe this cost-reduction focus will provide more opportunities for revenue and earnings improvement. Our laundry services, together with reusable textiles and uniforms, offer hospitals opportunities for significant cost reductions over the methods and procedures being used today. We have noted that many more hospitals with on-premise laundries and hospital co-ops are contacting us for information on how our contract services can save them money. We continue to emphasize our cost reduction capabilities to the health care community, and expect improved results over the remainder of this year as well as for many years to come.

Sales of the Manufacturing and Marketing businesses in the first quarter increased 4.8 percent compared with the same quarter last year, with almost all of that increase coming from the Marlin Manufacturing Company acquisition made in the third quarter last year. Excluding acquisitions, sales increases in the U.S. and
England were largely offset by lower sales in Canada.   All three
divisions of the Manufacturing and Marketing segment had better operating results. In the United States, the Uniform Group had a modest increase in sales and an excellent increase in earnings. This earnings increase was a result of a slight improvement in margins, due to a change in sales mix, combined with operating costs increasing at a rate less than the sales increase. Incoming business during the first quarter was down slightly overall, with the largest decline coming from the health care market. Increases in business from outpatient clinics and nursing homes were offset by declines in business from acute care hospitals, which constitute the largest customer group in the health care market segments on which we call. We believe the decline in this portion of the health care market is being caused by the rapid pace of hospital consolidations, combined with numerous cost reduction actions they are taking. During the remainder of this year, we expect to see business from the health care market improve as compared with the first quarter. Both the Canadian operations and the U.K. operations had improved results in the first quarter due to better margins combined with good cost



      424 South Woods Mill Road, Chesterfield, Missouri  63017-3406
                              314-854-3800
control. We expect both of these operations to continue to improve as the year progresses. We were pleased with the higher earnings of the Manufacturing and Marketing segment for the first quarter, and we expect this segment will show continued improvement over the remainder of this year.

First quarter sales of Life Retail Stores increased 3.9 percent, with a little over half of that increase coming from acquisitions made since the first quarter of last year. Earnings increased at a significantly more rapid rate than the sales increase. Although the same-store sales increase did not achieve the near double-digit rates that were common last year, we nevertheless had a 2.7 percent increase compared with last year's first quarter. Sales of uniforms to employees of acute care hospitals continued to rise as many of these hospitals no longer are purchasing uniforms for their employees. At the end of the quarter, Life was operating 267 stores compared with 264 at the same time last year. During the first quarter, Life purchased two stores and opened one new store. Life Retail Stores had a very good first quarter, and we look forward to this segment having continued success throughout this fiscal year.

Following the close of the quarter, we completed a private placement financing of $30,000,000 with four insurance companies.
The interest rate on the 10-year financing was 8.225 percent, and we have repaid all of our short-term bank loans incurred over the last two years to help finance acquisitions.

On an overall basis, we believe our first quarter performance was good, but not great. Results were essentially as we expected them to be as we entered the new year. The continuing changes taking place in the health care market will moderate our opportunity for significant growth in the near term, but we do expect to see growth. We continue to believe that the fundamentals of all of our businesses remain sound, and we are optimistic about our long-term performance. For the remainder of this current year, we presently believe we will experience good increases in earnings.

Respectfully submitted,

/s/  Lawrence J. Young
Lawrence J. Young
Chairman of the Board and President

CONSOLIDATED STATEMENTS OF INCOME
Angelica Corporation and Subsidiaries
Unaudited
(Dollars in thousands, except per share amounts)


                                                    First Quarter Ended
                                            ----------------------------------
                                            April 29, 1995      April 30, 1994
                                            --------------      --------------
Rental service revenues                        $  64,904         $  61,041
Net sales                                         58,923            56,014
                                                 -------           -------
                                                 123,827           117,055
                                                 -------           -------

Cost of rental services                           51,202            47,212
Cost of goods sold                                39,330            37,967
                                                 -------           -------
                                                  90,532            85,179
                                                 -------           -------

Gross profit                                      33,295            31,876
                                                 -------           -------

Selling, general and
 administrative expenses                          24,587            23,878
Interest expense                                   2,095             1,941
Other expense, net                                 1,023               943
                                                 -------           -------
                                                  27,705            26,762
                                                 -------           -------

Income before income taxes                         5,590             5,114
Provision for income taxes                         2,152             1,969
                                                 -------           -------
Net income                                     $   3,438         $   3,145
                                                 =======           =======

Net income per share<F*>                       $     .38         $     .35
                                                 =======           =======


Dividends per common share                     $    .235         $    .235
                                                 =======           =======

<F*> Based upon weighted average number of common and common equivalent shares outstanding of 9,133,733 and 9,102,170 for fiscal periods of 1996 and 1995, respectively.

CONSOLIDATED BALANCE SHEETS
Angelica Corporation and Subsidiaries
Unaudited
(Dollars in thousands)

                                                            April 29, 1995       January 28, 1995
                                                            --------------       ----------------
ASSETS
- ------
Current Assets:
 Cash and short-term investments                              $   2,374              $   2,211
 Receivables, less reserves of $3,190 and $2,699                 70,284                 69,071
 Inventories:
  Raw material                                                   26,482                 26,222
  Work in progress                                                7,290                  6,163
  Finished goods                                                 74,735                 73,442
                                                                -------                -------
                                                                108,507                105,827

 Linens in service                                               37,969                 37,609
 Prepaid expenses                                                 5,399                  5,199
                                                                -------                -------
  Total Current Assets                                          224,533                219,917
                                                                -------                -------

Property and Equipment                                          203,930                202,879
Less -- reserve for depreciation                                107,698                105,229
                                                                -------                -------
                                                                 96,232                 97,650
                                                                -------                -------

Goodwill                                                          7,178                  7,261
Other acquired assets                                            12,301                 13,252
Cash surrender value of life insurance                           11,092                 10,917
Miscellaneous                                                     4,653                  4,551
                                                                -------                -------
                                                                 35,224                 35,981
                                                                -------                -------
Total Assets                                                  $ 355,989              $ 353,548
                                                                =======                =======

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current Liabilities:
 Short-term debt                                              $  21,400              $  21,100
 Current maturities of long-term debt                             2,568                  2,568
 Accounts payable                                                17,190                 20,043
 Accrued expenses                                                22,137                 20,189
 Income taxes                                                     7,023                  5,283
                                                                -------                -------
  Total Current Liabilities                                      70,318                 69,183
                                                                -------                -------

Long-Term Debt, less current maturities                          69,560                 69,683
Other Long-Term Obligations                                      17,427                 18,022

Shareholders' Equity:
 Preferred Stock:
  Class A, Series 1, $1 stated value,
   authorized 100,000 shares, outstanding: 128 shares               --                     --
  Class B, authorized 2,500,000 shares, outstanding: none           --                     --
 Common stock, $1 par value, authorized 20,000,000
   shares, issued: 9,471,538 and 9,470,538                        9,472                  9,471
 Capital surplus                                                  4,200                  4,179
 Retained earnings                                              196,149                194,849
 Translation adjustment                                          (1,936)                (2,290)
 Common Stock in treasury, at cost:  337,351 and 351,626         (9,201)                (9,549)
                                                                -------                -------
                                                                198,684                196,660
                                                                -------                -------

Total Liabilities and Shareholders' Equity                    $ 355,989              $ 353,548
                                                                =======                =======

CONSOLIDATED STATEMENTS OF CASH FLOWS
Angelica Corporation and Subsidiaries
Unaudited
(Dollars in thousands)

                                                                  First Quarter Ended
                                                          ----------------------------------
                                                            April 29, 1995      April 30, 1994
                                                            --------------      --------------
Cash Flows from Operating Activities
 Net income                                                    $ 3,438              $ 3,145
 Non-cash items included in net income:
   Depreciation                                                  3,456                3,266
   Amortization of acquisition costs                             1,074                  846
 Change in working capital components,
  net of businesses acquired                                    (3,520)              (5,467)
 Other, net                                                       (872)                (574)
                                                                ------               ------
  Net cash provided by operating activities                      3,576                1,216
                                                                ------               ------


Cash Flows from Investing Activities
 Expenditures for property and equipment, net                   (2,017)              (2,314)
 Cost of businesses acquired                                      (159)              (3,574)
                                                                ------               ------
  Net cash used in investing activities                         (2,176)              (5,888)
                                                                ------               ------


Cash Flows from Financing Activities
 Proceeds from issuance of short-term debt                         300                6,300
 Dividends paid                                                 (2,147)              (2,139)
 Other, net                                                        610                 (167)
                                                                ------               ------
  Net cash provided by (used in) financing activities           (1,237)               3,994
                                                                ------               ------



Net increase (decrease) in cash and
 short-term investments                                            163                 (678)
Balance at beginning of year                                     2,211                2,020
                                                                ------               ------
Balance at end of period                                       $ 2,374              $ 1,342
                                                                ======               ======

SUMMARY FINANCIAL POSITION DATA
Angelica Corporation and Subsidiaries
(In thousands, except ratios, shares and per share amounts)



                                    (Unaudited)                       Year Ended January<F*>
                                --------------------    ---------------------------------------------------
                                April 29,   April 30,
                                  1995        1994        1995        1994       1993      1992       1991
                                ---------   ---------    ------      ------     ------    ------     ------

Working capital                $154,215      $156,455   $150,734   $157,188   $161,129   $160,379   $134,964

Current ratio                  3.2 to 1      3.6 to 1   3.2 to 1   4.0 to 1   4.7 to 1   4.2 to 1   2.9 to 1

Long-term debt                  $69,560       $72,245    $69,683    $72,255    $78,175    $80,506    $57,782

Shareholders' equity           $198,684      $192,842   $196,660   $191,993   $189,209   $190,303   $175,684

Percent long-term debt to
 debt and equity                  25.9%         27.3%      26.2%      27.3%      29.2%      29.7%      24.8%

Equity per common share          $21.75        $21.19     $21.57     $21.13     $20.88     $20.43     $18.92

Common shares outstanding     9,134,187     9,100,090  9,118,912  9,086,034  9,063,834  9,315,535  9,285,677



<F*>As reported in Company's Annual Report.

                           PART II.  OTHER INFORMATION
                      ANGELICA CORPORATION AND SUBSIDIARIES

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the first quarter ended April 29, 1995

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



                                               Angelica Corporation
                                               --------------------
                                                   (Registrant)


Date:   June 5, 1995                           /s/ T. M. Armstrong
                                               ----------------------
                                               T. M. Armstrong
                                               Senior Vice President -
                                               Finance and Administration
                                               Chief Financial Officer
                                               (Principal Financial Officer)



                                               /s/ L. Linden Mann
                                               ----------------------
                                               L. Linden Mann
                                               Controller
                                               (Principal Accounting Officer)