Form 10-Q
period 1995-07-29
ANGELICA CORP /NEW/
filed 1995-09-06
CIK 6571

===============================================================================
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


   For The Quarter Ended                        Commission File
       July 29, 1995                             Number 1-5674


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

The number of shares outstanding of Registrant's Common Stock, par value $1.00 per share, at August 31, 1995 was 9,141,514 shares.

===============================================================================

                 ANGELICA CORPORATION AND SUBSIDIARIES

        INDEX TO FINANCIAL STATEMENTS AND SUPPORTING SCHEDULES

             FOR JULY 29, 1995 FORM 10-Q QUARTERLY REPORT





                                                              Page Number Reference
                                                              ---------------------
                                                                        Quarterly Report
                                                                              to
                                                            Form 10-Q     Shareholders
                                                            ---------   ----------------
PART I.   FINANCIAL INFORMATION:

  Consolidated Statements of Income -
    Second Quarter and First Half Ended
      July 29, 1995 and July 30, 1994                                           3

  Consolidated Balance Sheets -
    July 29, 1995 and January 28, 1995                                          4

  Consolidated Statements of Cash Flows -
    First Half Ended July 29, 1995
      and July 30, 1994                                                         5

  Notes to Consolidated Financial
    Statements                                                  2

  Management's Discussion and Analysis
    of Operations and Financial Condition                      3-4

  Exhibit A - Quarterly Report to
    Shareholders                                                5


PART II.  OTHER INFORMATION                                   6-11

                 ANGELICA CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      QUARTER ENDED JULY 29, 1995



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

(2) See Index to Financial Statements and Supporting Schedules on page 1. Those pages of the Angelica Corporation and Subsidiaries Quarterly Report to Shareholders for the quarter ended July 29, 1995, listed in such index are incorporated herein by reference. The pages of the Quarterly Report to Shareholders which are not listed on the index and therefore not incorporated herein by reference are furnished for the information of the Commission but are not to be deemed "filed" as a part of this report. The Quarterly Report to Shareholders referred to herein is located immediately following page 4 of this report.

(3) For purposes of the Consolidated Statements of Cash Flows, the Company considers short-term, highly liquid investments which are readily convertible into cash, as cash equivalents.

     Cash payments for income taxes were $4,476,000 and $5,652,000 in the first half of fiscal 1996 and 1995, respectively; and in these periods interest payments were $3,902,000 and $3,861,000, respectively.

                                  ANGELICA CORPORATION AND SUBSIDIARIES

                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

                                         AND FINANCIAL CONDITION

                                       QUARTER ENDED JULY 29, 1995

Analysis of Operations
- ----------------------
                                          Second Quarter Ended             First Half Ended
                                          --------------------             ----------------
                                     July 29, 1995   July 30, 1994   July 29, 1995   July 30, 1994
                                     -------------   -------------   -------------   -------------
Sales and Rental Service Revenues
- ---------------------------------

Rental Services                        $  63,513       $  59,515       $ 128,417       $ 120,556
Manufacturing and Marketing               45,890          46,685          92,992          91,625
Retail Sales                              17,339          16,174          34,222          32,429
Intersegment Sales                        (4,882)         (4,182)         (9,944)         (9,363)
                                        --------        --------        --------        --------
                                       $ 121,860       $ 118,192       $ 245,687       $ 235,247
                                        ========        ========        ========        ========

Gross Profit
- ------------

Rental Services                        $  12,149       $  12,058       $ 25,851        $  25,887
Manufacturing and Marketing               10,169          10,365         20,548           19,667
Retail Sales                               9,311           8,642         18,525           17,387
                                        --------        --------        -------         --------
                                       $  31,629       $  31,065       $ 64,924        $  62,941
                                        ========        ========        =======         ========


Combined sales and rental service revenues increased 3.1 percent in the second quarter ended July 29, 1995 and 4.4 percent in the first half of this year compared with prior year periods, in both cases the result of acquisitions made over the last year. In the Rental Services segment, revenues rose 6.7 percent and gross profit dropped slightly as margins were adversely affected by operating or cost control problems in six of the segment's 36 plants. Second quarter sales of the Manufacturing and Marketing segment decreased 1.7 percent compared with the same quarter last year, and gross profit declined 1.9 percent. In the domestic operations of this segment, sales to the health care markets were about the same as last year but sales to hospitality markets were well below last year's levels. Second quarter results of the Canadian and United Kingdom operations showed good improvement over last year. In the Life Retail Stores segment, second quarter sales increased 7.2 percent as a result of a 5.7 percent increase in same-store sales together with volume from acquisitions made since last year.

Selling, general and administrative expenses increased $1,067,000 or 4.7 percent in the second quarter compared with the same period last year, with most of the increase being the result of acquisitions. Interest expense was $374,000 higher in the quarter as a result of the $30,000,000 private placement long-term financing completed, as previously announced, at the beginning of the second quarter.

Financial Condition
- -------------------

The Company had working capital of $183,057,000 and a current ratio of 5.2 to 1 at July 29, 1995, up from $156,528,000 and 3.8 to 1 a year ago and compared with $150,734,000 and 3.2 to 1 at the beginning of the year. The increase in second quarter working capital and current ratio were principally the result of repayment of all short-term debt with funds received from the previously mentioned long-term financing. The ratio of long-term debt to debt-plus-equity was 33.1 percent at the close of the second quarter, compared with 26.2 percent at the beginning of the year and
26.8 percent a year ago.

Operating activities provided a total cash flow of $6,314,000 in the first half compared with $8,885,000 in the first half last year, with most of the difference being due to increased requirements for working capital and other long-term assets. Uses of cash flow included $4,274,000 for capital expenditures and $3,844,000 for acquisitions. Financing activities reflect the issuance of long-term debt of $30,000,000 offset by the repayment of short-term debt and the payment of dividends. No material change in the Company's future aggregate cash requirements is foreseen at the present time.

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

                                                                 Exhibit A

                           ANGELICA
                              CORPORATION


                                                           August 17, 1995

Dear Shareholder:

After seven consecutive quarters of earnings increases compared with the comparable prior period, we are disappointed to report second quarter earnings dropped below earnings of the same quarter last year. Combined sales and rental service revenues for the second quarter were $121,860,000, up 3.1 percent from $118,192,000 in last year's second quarter. Excluding acquisitions made since the second quarter of last year, combined sales and rental service revenues in the quarter dropped by 1.6 percent. Pretax income of $4,303,000 compared with $5,177,000 in the prior year, and net income of $2,646,000 decreased 16.9 percent from $3,184,000 in the comparable prior period. Net income per share was $.29 versus $.35 in the second quarter of last year, a decrease of 17.1 percent.

Combined sales and rental service revenues for the first half of this year increased 4.4 percent to $245,687,000, versus $235,247,000 in last year's first half. Excluding acquisitions, combined sales and rental service revenues for the first half of the year were essentially flat to last year. Income before taxes was $9,893,000, which compared with $10,291,000 in the first six months of last year, and net income dropped 3.9 percent to $6,084,000 versus $6,329,000 in the same period last year. In the first half of this year, earnings per share were $.67, a decrease of 4.3 percent from last year's $.70.

A significant second quarter earnings improvement by our smallest business segment, Life Retail Stores, was more than offset by second quarter earnings declines in the Rental Services and the Manufacturing and Marketing segments. For the first half of the year, earnings gains in the Manufacturing and Marketing and the Retail Store segments were offset by a decline in earnings from the Rental Services segment.

Revenues of the Rental Services segment increased 6.7 percent in the second quarter, with most of that increase being the result of acquisitions made last year. The percentage decline in earnings for the second quarter was slightly greater than the decline in the first quarter and was principally the result of poor performance by a small group of our plants. Health care markets continue to be in a condition of uncertainty caused by the many changes taking place there, which is limiting revenue growth, but margins seem to be stabilizing, although they continue to be under extreme pressure. Second quarter results were adversely affected by abnormal operating problems in six of the 36 plants operated by the Rental Services segment and by the loss of a large Las Vegas non-health care customer effective July 1, 1995. The operating or cost problems in the six underperforming plants were of several types and varied from plant to plant. All are being addressed by greater top management scrutiny, including certain management changes at the plant level. Our experience has been that operating or cost problems of the type currently existing normally can be corrected over a period of a few months, and in fact, we saw some improvement in July compared with the two previous months.
Results of this business segment during the last half of the year are expected to improve compared with the results of the first half of this year.

In the Manufacturing and Marketing segment, second quarter sales decreased by 1.7 percent and earnings were much lower than the same period last year. Most of the lower sales volume occurred at Angelica Uniform Group, this segment's domestic operation. In fact, operating results improved in both Canada and the United Kingdom, but not enough to offset the drop in earnings in the United




         424 South Woods Mill Road, Chesterfield, Missouri  63017-3406
                                 314-854-3800

States. Second quarter incoming orders from our health care markets were about even with last year, but orders from the hospitality markets softened considerably in the quarter and were well below the second quarter of last year when several new custom uniform programs were being implemented.
There were no new programs of comparable size in the second quarter this year. Through the first half, Angelica Uniform Group's shipments were essentially flat, and it had a slight decline in earnings compared with last year. Management is not satisfied with this performance and has taken steps to improve it. One of the segment's eleven major domestic factories has been closed, and a significant permanent layoff is being made at another. In addition, it has undergone a management restructuring through the formation of a Management Committee to run the business under the leadership of Lawrence J. Young, Chairman and President of Angelica Corporation. Mr.
Young, who was President of this segment from 1982 to 1989, has increased significantly his involvement in the day-to-day operations until he is satisfied its results are improving at a more rapid rate than are currently being realized. The remainder of the Committee will include Gene P. Byrd, President of the Manufacturing and Marketing segment, plus certain key department heads. The Committee's objective will be to consider new sales initiatives and ways to reduce manufacturing and operating costs to help this segment improve its performance. During July, the custom uniform business of Ottenheimer & Company, Chicago, was purchased, which will provide this business segment with approximately $9,000,000 of additional annual sales volume. This acquisition is expected to have a modest positive effect on results for the last half of the year. The
Manufacturing and Marketing segment's last half results are expected to improve over the comparable period last year.

The Life Retail Stores segment continued to produce excellent sales and earnings gains in the second quarter. During the quarter, sales increased at a rate of 7.2 percent, including a same-store sales increase of 5.7 percent over the same period last year, more than double the 2.7 percent same-store sales increase posted in the first quarter this year. Earnings for the second quarter were excellent, rising at a greater percentage rate than in the first quarter this year. During the first half of this year, Life Stores acquired two stores and opened one, and this segment ended the period with 266 stores in operation versus 263 last year. Life Stores continues to benefit from hospitals discontinuing the purchase of uniforms for their employees and sending them to retail stores to purchase their own. This segment also continues to be on track to post its ninth consecutive year of record earnings.

After what was a pretty good first quarter, we were very disappointed with our second quarter results, as both of our larger business segments did not perform as expected. We believe the actions that have been taken in both of these business segments will cause them to have improved second half results. While it is difficult to estimate at this time, results for the full year are still expected to exceed slightly the prior year. As was stated in our first quarter report, the continuing changes taking place in the health care market will moderate our opportunity for significant growth in the near term, but we do expect to see growth. We also continue to believe the fundamentals of all of our businesses remain sound, and while specific steps have needed to be taken to improve results in the near term, we are still optimistic about the long-term prospects of each of our businesses.

Respectfully submitted,


/s/ Lawrence J. Young
Lawrence J. Young
Chairman of the Board and President

CONSOLIDATED STATEMENTS OF INCOME
Angelica Corporation and Subsidiaries
Unaudited
(Dollars in thousands, except per share amounts)

                                            Second Quarter Ended          First Half Ended
                                       ----------------------------  ----------------------------

                                       July 29, 1995  July 30, 1994  July 29, 1995  July 30, 1994
                                       -------------  -------------  -------------  -------------
Rental service revenues                   $ 63,513     $  59,515      $  128,417      $ 120,556
Net sales                                   58,347        58,677         117,270        114,691
                                           -------      --------       ---------       --------
                                           121,860       118,192         245,687        235,247
                                           -------      --------       ---------       --------

Cost of rental services                     51,364        47,457         102,566         94,669
Cost of goods sold                          38,867        39,670          78,197         77,637
                                           -------      --------       ---------       --------
                                            90,231        87,127         180,763        172,306
                                           -------      --------       ---------       --------

Gross profit                                31,629        31,065          64,924         62,941
                                           -------      --------       ---------       --------

Selling, general and
 administrative expenses                    23,986        22,919          48,573         46,797
Interest expense                             2,338         1,964           4,433          3,905
Other expense, net                           1,002         1,005           2,025          1,948
                                           -------      --------       ---------       --------
                                            27,326        25,888          55,031         52,650
                                           -------      --------       ---------       --------

Income before income taxes                   4,303         5,177           9,893         10,291
Provision for income taxes                   1,657         1,993           3,809          3,962
                                           -------      --------       ---------       --------

Net income                                $  2,646     $   3,184      $    6,084      $   6,329
                                           =======      ========       =========       ========

Net income per share<F*>                  $    .29     $     .35      $      .67      $     .70
                                           =======      ========       =========       ========

Dividends per common share                $   .235     $    .235      $      .47      $     .47
                                           =======      ========       =========       ========

<F*> Based upon weighted average number of common and common equivalent shares outstanding of 9,139,357 and 9,105 302 for fiscal periods of 1996 and 1995, respectively.

CONSOLIDATED BALANCE SHEETS
Angelica Corporation and Subsidiaries
Unaudited
(Dollars in thousands)

                                                        July 29, 1995   January 28,1995
                                                        -------------   ---------------
ASSETS
- ------
Current Assets:
 Cash and short-term investments                           $  4,734        $  2,211
 Receivables, less reserves of $3,572 and $2,699             71,657          69,071
 Inventories:
  Raw material                                               26,534          26,222
  Work in progress                                            7,095           6,163
  Finished goods                                             73,236          73,442
                                                            -------         -------
                                                            106,865         105,827

 Linens in service                                           39,142          37,609
 Prepaid expenses                                             4,252           5,199
                                                            -------         -------
  Total Current Assets                                      226,650         219,917
                                                            -------         -------

Property and Equipment                                      205,699         202,879
Less -- reserve for depreciation                            110,482         105,229
                                                            -------         -------
                                                             95,217          97,650
                                                            -------         -------

Goodwill                                                      7,593           7,261
Other Acquired Assets                                        12,112          13,252
Cash Surrender Value of Life Insurance                       11,267          10,917
Miscellaneous                                                 6,003           4,551
                                                            -------         -------
                                                             36,975          35,981
                                                            -------         -------
Total Assets                                               $358,842        $353,548
                                                            =======         =======

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current Liabilities:
 Short-term debt                                           $   --          $ 21,100
 Current maturities of long-term debt                         2,568           2,568
 Accounts payable                                            13,491          20,043
 Accrued expenses                                            21,813          20,189
 Income taxes                                                 5,721           5,283
                                                            -------         -------
  Total Current Liabilities                                  43,593          69,183
                                                            -------         -------

Long-Term Debt, less current maturities                      98,512          69,683
Other Long-Term Obligations                                  17,395          18,022

Shareholders' Equity:
 Preferred Stock:
  Class A, Series 1, $1 stated value,
   authorized 100,000 shares, outstanding:  128 shares         --               --
  Class B, authorized 2,500,000 shares, outstanding:  none     --               --
 Common stock, $1 par value, authorized 20,000,000
   shares, issued:  9,471,538 and 9,470,538                   9,472           9,471
 Capital surplus                                              4,200           4,179
 Retained earnings                                          196,659         194,849
 Translation adjustment                                      (1,962)         (2,290)
 Common Stock in treasury, at cost:  330,024 and 351,626     (9,027)         (9,549)
                                                            -------         -------
                                                            199,342         196,660
                                                            -------         -------

Total Liabilities and Shareholders' Equity                 $358,842        $353,548
                                                            =======         =======

CONSOLIDATED STATEMENTS OF CASH FLOWS
Angelica Corporation and Subsidiaries
Unaudited
(Dollars in thousands)

                                                                First Half Ended
                                                         -----------------------------

                                                         July 29, 1995   July 30, 1994
                                                         -------------   -------------
Cash flows from Operating Activities
  Net income                                              $    6,084      $    6,329
  Non-cash items included in net income:
    Depreciation                                               6,728           6,371
    Amortization of acquisition costs                          2,123           1,715
  Change in working capital components,
   net of businesses acquired                                 (6,192)         (4,595)
  Other, net                                                  (2,429)           (935)
                                                           ---------       ---------
   Net cash provided by operating activities                   6,314           8,885
                                                           ---------       ---------



Cash Flows from Investing Activities
  Expenditures for property and equipment, net                (4,274)         (5,686)
  Cost of businesses acquired                                 (3,844)         (3,574)
                                                           ---------       ---------
   Net cash used in investing activities                      (8,118)         (9,260)
                                                           ---------       ---------



Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt                    30,000             --
  Proceeds from issuance of short-term debt                      --            5,600
  Debt repayments                                            (22,271)         (1,285)
  Dividends paid                                              (4,295)         (4,277)
  Other, net                                                     893             (96)
                                                           ---------       ---------
   Net cash provided by (used in) financing activities         4,327             (58)
                                                           ---------       ---------



Net increase (decrease) in cash and
 short-term investments                                        2,523            (433)
Balance at beginning of year                                   2,211           2,020
                                                           ---------       ---------
Balance at end of period                                  $    4,734      $    1,587
                                                           =========       =========

SUMMARY FINANCIAL POSITION DATA
Angelica Corporation and Subsidiaries
(Dollars in thousands, except ratios, shares and per share amounts)





                                      (Unaudited)                            Year Ended January<F*>
                                --------------------      -----------------------------------------------------------
                                July 29,     July 30,
                                  1995         1994         1995         1994         1993         1992         1991
                                --------     --------     --------     --------     --------     --------     --------
Working capital                 $183,057     $156,528     $150,734     $157,188     $161,129     $160,379     $134,964

Current ratio                   5.2 to 1     3.8 to 1     3.2 to 1     4.0 to 1     4.7 to 1     4.2 to 1     2.9 to 1

Long-term debt                   $98,512      $70,970      $69,683      $72,255      $78,175      $80,506      $57,782

Shareholders' equity            $199,342     $193,949     $196,660     $191,993     $189,209     $190,303     $175,684

Percent long-term debt to
 debt and equity                   33.1%        26.8%        26.2%        27.3%        29.2%        29.7%        24.8%

Equity per common share           $21.81       $21.31       $21.57       $21.13       $20.88       $20.43       $18.92

Common shares outstanding      9,141,514    9,101,590    9,118,912    9,086,034    9,063,834    9,315,535    9,285,677



<F*> As reported in Company's Annual Report.

                          PART II.  OTHER INFORMATION


Item 4.  Results of Votes of Security Holders
- ---------------------------------------------

The Annual Shareholders Meeting was held on May 23, 1995. The only item on the agenda other than the election of Directors was the Angelica Corporation 1994 Non-Employee Directors Stock Plan.

The 1994 Non-Employee Directors Stock Plan provides for grants, purchases and options to purchase Common Stock to non-employee directors of the Company. Reference is made to the Company's Proxy Statement for the May 23, 1995 Annual Meeting of Shareholders for a full description of the Plan.

ANGELICA CORPORATION 1994 NON-EMPLOYEE DIRECTORS STOCK PLAN:

Votes:                 For       Against     Abstain    Broker Non-Vote
                       ---       -------     -------    ---------------
                    7,132,558    405,785     297,443          --


NOMINEES FOR DIRECTORS:

                       For      Withheld
                       ---      --------
H. Edwin Trusheim   7,702,143    133,643

Lawrence J. Young   7,707,751    128,035


Item 6.  Exhibit and Reports on Form 8-K
- -----------------------------------------

(a)   See Exhibit Index included herein on page 7.

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the second quarter ended July 29, 1995.

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

 4.4 8.225% Senior Notes to Nationwide Life Insurance Company, American United Life Insurance Company, Aid Association for Lutherans, and Modern Woodmen of America due May 1, 2006, together with Note Agreement.<F*>

        Note: No other long-term debt instrument issued by the Registrant exceeds 10% of the consolidated total assets of the Registrant and its subsidiary. In accordance with
        Item 601(b) (4) (iii) (A) of Regulation S-K, the Registrant will furnish to the Commission upon request copies of long-term debt instruments and related agreements.

10.1    Angelica Corporation 1994 Performance Plan (as amended
        1/31/95) - Form 10-K for fiscal year ended 1/28/95,
        Exhibit 10.1.<F**>

10.2    Retirement Benefit Agreement between the Company and Alan
        D. Wilson dated August 25, 1987 - Form 10-K for fiscal year ended 1/28/95, Exhibit 10.2.<F**>


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

10.5    Performance Shares Plan Agreement between the Company and
        G.P. Byrd dated February 20, 1989 Form 10-K for fiscal year ended 1/30/93, Exhibit 10.5.<F**>

10.6    Performance Shares Plan Agreement between the Company and
        L.J. Young dated February 20, 1989 - Form 10-K for fiscal year ended 1/30/93, Exhibit 10.7.<F**>

10.7    Angelica Corporation Stock Option Plan (As amended
        November 29, 1994) - Form 10-K for fiscal year ended
        1/28/95, Exhibit 10.7.<F**>

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


Exhibit
Number  Exhibit
- ------- -------
10.13 Deferred Compensation Option Plan for Directors - Form 10-K for fiscal year ended 1/26/91, Exhibit 19.8, incorporating all amendments thereto filed through the date of this filing.<F**>

10.14 Supplemental and Deferred Compensation Trust - Form 10-K for fiscal year ended 2/1/92, Exhibit 19.5.<F**>

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

10.20   Restated Angelica Corporation Stock Bonus and Incentive
        Plan (Incorporating Amendments Adopted Through October 25,
        1994) - Form 10-K for fiscal year ended 1/28/95, Exhibit
        10.20.<F**>

10.21   Angelica Corporation Pension Plan as Amended and Restated
        - Form 10-K for fiscal year ended 1/26/91, Exhibit 19.7, incorporating all amendments thereto through the date of this filing.<F**>

10.22   Angelica Corporation 1994 Non-Employee Directors Stock
        Plan, incorporated by reference to Appendix A of the Company's Proxy Statement for the Annual Meeting of
        Shareholders held on May 23, 1995.<F**>


Exhibit
Number  Exhibit
- ------- -------
10.23   Twelfth Amendment to Angelica Corporation Retirement
        Savings Plan.  - Form 10-K for fiscal year ended 1/28/95,
        Exhibit 10.23.

10.24   Amendment No. 2 to Angelica Corporation Deferred
        Compensation Option Plan for Directors, dated November 29, 1994 - Form 10-K for fiscal year ended 1/28/95, Exhibit
        10.24.

10.25   Amendment No. 1 to Angelica Corporation Restated Deferred
        Compensation Plan for Non-Employee Directors, dated
        November 29, 1994 - Form 10-K for fiscal year ended
        1/28/95, Exhibit 10.25.

10.26   Fifth Amendment to Angelica Corporation Pension Plan (As
        Restated April 1, 1989), dated December 28, 1994 - Form
        10-K for fiscal year ended 1/28/95, Exhibit 10.26.

10.27   Amendment to Angelica Corporation Deferred Compensation
        Option Plan for Selected Management Employees, dated
        October 25, 1994 - Form 10-K for fiscal year ended
        1/28/95, Exhibit 10.27.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the second quarter ended July 29, 1995.

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


                                        Angelica Corporation
                                        --------------------
                                        (Registrant)



Date: August 31, 1995                           /s/ T. M. Armstrong
                                        ----------------------------------
                                        T. M. Armstrong
                                        Senior Vice President -
                                        Finance and Administration
                                        Chief Financial Officer
                                        (Principal Financial Officer)




                                                /s/ L. Linden Mann
                                        ----------------------------------
                                        L. Linden Mann
                                        Controller
                                        (Principal Accounting Officer)