Form 10-Q
period 1995-10-28
ANGELICA CORP /NEW/
filed 1995-11-30
CIK 6571

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


              For The Quarter Ended               Commission File
                October 28, 1995                   Number 1-5674


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


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X         No
                                        ------        ------


The number of shares outstanding of Registrant's Common Stock, par value $1.00 per share, at November 28, 1995 was 9,141,508 shares.

===============================================================================

                           ANGELICA CORPORATION AND SUBSIDIARIES

                   INDEX TO FINANCIAL STATEMENTS AND SUPPORTING SCHEDULES

                      FOR OCTOBER 28, 1995 FORM 10-Q QUARTERLY REPORT


                                                             Page Number Reference
                                                    ----------------------------------------

                                                                            Quarterly Report
                                                                                   to
                                                    Form 10-Q                 Shareholders
                                                    ---------               ----------------
PART I.   FINANCIAL INFORMATION:

   Consolidated Statements of Income -
      Third quarter and Three Quarters Ended
      October 28, 1995 and October 29, 1994                                        3


   Consolidated Balance Sheets -
      October 28, 1995 and January 28, 1995                                        4


   Consolidated Statements of Cash Flows -
      Three Quarters Ended October 28, 1995
      and October 29, 1994                                                         5


   Notes to Consolidated Financial
      Statements                                        2


   Management's Discussion and Analysis
      of Operations and Financial Condition            3-4


   Exhibit A - Quarterly Report to
      Shareholders                                      5


PART II.  OTHER INFORMATION                             6

                     ANGELICA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         QUARTER ENDED OCTOBER 28, 1995



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

(2) See Index to Financial Statements and Supporting Schedules on page 1. Those pages of the Angelica Corporation and Subsidiaries Quarterly Report to Shareholders for the quarter ended October 28, 1995, listed in such index are incorporated herein by reference. The pages of the Quarterly Report to Shareholders which are not listed on the index and therefore not incorporated herein by reference are furnished for the information of the Commission but are not to be deemed "filed" as a part of this report. The Quarterly Report to Shareholders referred to herein is located immediately following page 4 of this report.

(3) For purposes of the Consolidated Statements of Cash Flows, the Company considers short-term, highly liquid investments which are readily convertible into cash, as cash equivalents.

      Cash payments for income taxes were $5,060,000 and $7,902,000 in the three quarters of fiscal 1996 and 1995, respectively; and in these periods interest payments were $5,212,000 and $4,628,000, respectively.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

                                      AND FINANCIAL CONDITION

                                   QUARTER ENDED OCTOBER 28, 1995

Analysis of Operations
----------------------
                                               Third Quarter Ended           Three Quarters Ended
                                            --------------------------    --------------------------

                                            October 28,    October 29,    October 28,    October 29,
                                               1995           1994           1995           1994
                                            -----------    -----------    -----------    -----------
Sales and Rental Service Revenues
---------------------------------
(Dollars in thousands)

Rental Services                              $ 63,525       $ 61,056       $191,942       $181,612
Manufacturing and Marketing                    46,114         45,133        139,106        136,758
Retail Sales                                   19,542         18,958         53,764         51,387
Intersegment Sales                             (5,586)        (5,051)       (15,530)       (14,414)
                                             --------       --------       --------       --------
                                             $123,595       $120,096       $369,282       $355,343
                                             ========       ========       ========       ========

Gross Profit
------------
(Dollars in thousands)

Rental Services                              $ 11,641       $ 13,103       $ 37,492       $ 38,990
Manufacturing and Marketing                     9,995          8,897         30,543         28,564
Retail Sales                                   10,799         10,318         29,324         27,705
                                             --------       --------       --------       --------
                                             $ 32,435       $ 32,318       $ 97,359       $ 95,259
                                             ========       ========       ========       ========

In the periods ended October 28, 1995, combined sales and rental service revenues were up 2.9 percent for the third quarter and 3.9 percent in the three quarters of this year compared with prior year periods, in both cases the result of acquisitions made over last year. In the Rental Services segment, revenues rose 4.0 percent and gross profit dropped significantly. Third quarter results of this segment were negatively affected by an inability to lower costs sufficiently at the Las Vegas plant to compensate for the loss of a large non-health care customer in late July, and by reduced productivity in certain plants where extreme hot weather in August made working conditions very difficult. Third quarter sales of the Manufacturing and Marketing segment increased 2.2 percent compared with the same quarter last year, and gross profit increased substantially principally due to a shift toward higher margin products. In the domestic operations of this segment, sales to the health care markets were about the same as last year, but sales to hospitality markets were modestly below last year's levels. Third quarter operating results improved slightly in both the Canada and the United Kingdom operations of this segment. In the Life Retail Stores segment, third quarter sales increased 3.1 percent with a slightly better gross profit increase.

Selling, general and administrative expenses increased $1,827,000 or 7.9 percent in the third quarter and increased $3,603,000 or
5.2 percent in the first three quarters compared with the same periods last year. Most of the dollar increase was the result of acquisitions, additional sales representatives hired to stimulate revenue growth and computer enhancements to better serve health care customers. Interest expense was $384,000 higher in the quarter as a result of the $30,000,000 private placement long-term financing completed at the beginning of the second quarter.


Financial Condition
-------------------

The Company had working capital of $185,467,000 and a current ratio of 4.9 to 1 at October 28, 1995, up from $150,734,000 and 3.2 to 1 at the beginning of the year. The increase in third quarter working capital and current ratio were principally the result of repayment of all short-term debt with funds received from the long-term financing referred to above. The ratio of long-term debt to debt-plus-equity was 33.7 percent at the close of the third quarter, compared with 26.2 percent at the beginning of the year and 26.7 percent a year ago.

Operating activities provided a total cash flow of $17,704,000 in the first three quarters compared with $21,474,000 in the first three quarter of last year, with the primary differences being lower net income and higher working capital requirements this year. Investing activities included $5,768,000 for capital expenditures and $10,218,000 for acquisitions. Financing activities reflect the issuance of long-term debt of $30,000,000 offset by the repayment of short-term debt and the payment of dividends. No material change in the Company's future aggregate cash requirements is foreseen at the present time.

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

                                                                       EXHIBIT A

                                     ANGELICA
                                    CORPORATION

                                                               November 15, 1995

Dear Shareholder:

Third quarter earnings declined compared with the same quarter last year, marking the second consecutive quarter that earnings were below the prior year period. Third quarter combined sales and rental service revenues were $123,595,000, up 2.9 percent from $120,096,000 in last year's third quarter. However, excluding acquisitions made since the third quarter of last year, combined sales and rental service revenues actually dropped 2.5 percent in the quarter. Pretax income of $4,608,000 compared with $6,835,000 in the third quarter last year, and net income of $2,834,000 decreased 32.6 percent from $4,204,000 in the comparable prior period. Net income per share was $.31 versus $.46 in the third quarter of last year, also a decrease of 32.6 percent.

For the first three quarters of this year, combined sales and rental service revenues were up 3.9 percent to $369,282,000. Excluding acquisitions made in the last twelve months, combined sales and rental service revenues showed a small
1.0 percent decline. Pretax income was $14,501,000, down from the $17,126,000 reported for the first three quarters of last year. Net income of $8,918,000 compares with last year's $10,533,000, a decrease of 15.3 percent, and net income per share was $.98 for the three quarters versus $1.16 in the same period last year, a decrease of 15.5 percent.

For both the third quarter and the first three quarters of the year, earnings increases by the Life Retail Store and the Manufacturing and Marketing segments were not enough to offset a decline in earnings of the Rental Services segment and increased interest costs due to higher borrowings to fund acquisitions.

Revenues of the Rental Services segment increased 4.0 percent in the third quarter, with all of the increase coming from acquisitions made since this time last year. The percentage decline in earnings for the third quarter was quite a bit worse than the declines in the first two quarters this year, with nearly all the deterioration coming from results at our Las Vegas facility. As we previously reported, we lost a large non-health care customer at the Las Vegas plant last July, and thus far we have been unable to lower our costs there sufficiently to compensate for the lost revenue. The six underperforming plants we referred to in the second quarter report made some progress in the third quarter, but not as much as we planned for, and greater efforts are under way to solve the operating or cost problems at these plants. Third quarter results were also negatively affected by reduced productivity in certain plants where extreme hot weather in August made working conditions very difficult, and to some extent by increased workers' compensation costs. We have also seen an increase in our costs due to the necessary addition of sales representatives hired to stimulate revenue growth. As we have said in the past, health care markets continue to be in a condition of upset and uncertainty caused by the many changes taking place there, which is limiting our revenue growth and requiring even more emphasis on cost control. Fourth quarter results of this business segment presently are expected to be close to the fourth quarter of last year, but could be slightly lower.

Last month, we announced the acquisition of HLA Services Inc., a hospital cooperative laundry in Boston, Massachusetts, with annual revenues of about $10,000,000. We were pleased to make this announcement, as the acquisition puts our Rental Services business into an important, new geographic area and, more importantly, reflects a continuation of the trend of hospitals shifting from on-premise and cooperative laundries to lower-cost contract laundry service. Angelica has been in the forefront of this


          424 South Woods Mill Road, Chesterfield, Missouri 63017-3406
                                  314-854-3800
trend in assisting hospitals to reduce their textile and laundry processing costs, and we believe it provides significant opportunities for future growth of this business segment.

In the Manufacturing and Marketing segment, third quarter sales increased 2.2 percent and earnings increased at a somewhat greater rate compared with the same period last year, principally due to better gross margins. Excluding acquisitions made in the last twelve months, sales were actually down a modest amount. Increased sales volume in the United States and in the United Kingdom offset a small sales decline in Canada. Third quarter operating results improved slightly in both Canada and the United Kingdom. It was encouraging to see the Angelica Uniform Group, this segment's largest operating division, achieve both a third quarter sales increase, due to acquisitions made in the past twelve months, as well as better operating results, reversing declines in sales and earnings experienced in the second quarter. Third quarter incoming orders from our health care markets were about even with last year, as they were in the second quarter, but incoming orders from the hospitality markets again showed a modest decline. In the third quarter last year, several new custom uniform programs were installed, whereas there were no new programs of comparable size in the third quarter this year. While we were pleased to achieve an earnings improvement in the Manufacturing and Marketing segment for the third quarter over last year, Management is still not satisfied with this business segment's performance, and the increased involvement in its day-to-day operations by Lawrence J. Young, Chairman and President of Angelica Corporation, will continue for the foreseeable future. Fourth quarter operating results of the Manufacturing and Marketing segment are expected to be comparable to results in the fourth quarter of last year.

The Life Retail Stores segment had a 3.1 percent increase in sales with a slightly better percentage increase in earnings. This is a smaller rate of sales increase than we have seen for quite some time, and we believe that the overall poor retail climate is causing some of this decline, combined with reduced purchasing by health care workers caused by their concern with uncertainties going on in the health care market. The third quarter same-store sales increase was a modest 1.2 percent, compared with a same-store sales increase of 4.2 percent in the first six months of this year. During the first three quarters of this year, Life Stores acquired four stores and closed two underperforming stores, which caused this segment to end the third quarter with 267 stores in operation versus 265 last year. While it is clear the rate of growth in sales has slowed compared with the recent past, we still expect this segment to post its ninth consecutive year of record earnings.

We are very disappointed that the good earnings increase of 9.3 percent in the first quarter has been followed by earnings declines in the second and third quarters. Both of our larger business segments have not performed as expected. While significant actions have already been taken to improve results, it is clear that additional actions are required in the Rental Services segment to improve performance. Let me assure you that all appropriate actions to improve results are being taken. At the present time, we expect results for the fourth quarter and for fiscal 1996 to be below last year's comparable periods, but the percentage decline in the fourth quarter is expected to be less than that experienced in this year's third quarter. The continuing changes taking place in the health care markets will moderate our opportunity for significant earnings growth in the near term, but we still believe we offer cost reduction alternatives to the health care market, and that will result in better growth in the future. The fundamentals of all of our businesses remain encouraging, and while near term results have not been satisfactory, we continue to see good long-term prospects for each of our businesses.

Respectfully submitted,

/s/ Lawrence J. Young
Lawrence J. Young
Chairman of the Board and President

CONSOLIDATED STATEMENTS OF INCOME
Angelica Corporation and Subsidiaries
Unaudited
(Dollars in thousands, except per share amounts)

                                    Third Quarter Ended           Three Quarters Ended
                                 --------------------------    --------------------------

                                 October 28,    October 29,    October 28,    October 29,
                                    1995           1994           1995           1994
                                 -----------    -----------    -----------    -----------
Rental service revenues           $ 63,525       $ 61,056       $191,942       $181,612
Net sales                           60,070         59,040        177,340        173,731
                                  --------       --------       --------       --------
                                   123,595        120,096        369,282        355,343
                                  --------       --------       --------       --------

Cost of rental services             51,884         47,953        154,450        142,622
Cost of goods sold                  39,276         39,825        117,473        117,462
                                  --------       --------       --------       --------
                                    91,160         87,778        271,923        260,084
                                  --------       --------       --------       --------

Gross profit                        32,435         32,318         97,359         95,259
                                  --------       --------       --------       --------

Selling, general and
 administrative expenses            24,881         23,054         73,454         69,851
Interest expense                     2,342          1,958          6,775          5,863
Other expense, net                     604            471          2,629          2,419
                                  --------       --------       --------       --------
                                    27,827         25,483         82,858         78,133
                                  --------       --------       --------       --------

Income before income taxes           4,608          6,835         14,501         17,126
Provision for income taxes           1,774          2,631          5,583          6,593
                                  --------       --------       --------       --------

Net income                        $  2,834       $  4,204       $  8,918       $ 10,533
                                  ========       ========       ========       ========

Net income per share <F*>         $    .31       $    .46       $    .98       $   1.16
                                  ========       ========       ========       ========

Dividends per common share        $    .24       $   .235       $    .71       $   .705
                                  ========       ========       ========       ========

<F*>Based upon weighted average number of common and common equivalent shares outstanding of 9,139,774 and 9,107,383 for fiscal periods of 1996 and 1995, respectively.

CONSOLIDATED BALANCE SHEETS
Angelica Corporation and Subsidiaries
Unaudited
(Dollars in thousands)

                                                                       October 28, 1995              January 28, 1995
                                                                       ----------------              ----------------
ASSETS
------
Current Assets:
 Cash and short-term investments                                           $  8,954                      $  2,211
 Receivables, less reserves of $3,941 and $2,699                             70,722                        69,071
 Inventories:
  Raw material                                                               27,271                        26,222
  Work in progress                                                            7,417                         6,163
  Finished goods                                                             74,153                        73,442
                                                                           --------                      --------
                                                                            108,841                       105,827

 Linens in service                                                           39,847                        37,609
 Prepaid expenses                                                             4,586                         5,199
                                                                           --------                      --------
  Total Current Assets                                                      232,950                       219,917
                                                                           --------                      --------

Property and Equipment                                                      208,310                       202,879
Less -- reserve for depreciation                                            112,037                       105,229
                                                                           --------                      --------
                                                                             96,273                        97,650
                                                                           --------                      --------

Goodwill                                                                      8,511                         7,261
Other Acquired Assets                                                        11,388                        13,252
Cash Surrender Value of Life Insurance                                       11,437                        10,917
Miscellaneous                                                                 5,393                         4,551
                                                                           --------                      --------
                                                                             36,729                        35,981
                                                                           --------                      --------
Total Assets                                                               $365,952                      $353,548
                                                                           ========                      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
 Short-term debt                                                           $    --                       $ 21,100
 Current maturities of long-term debt                                         2,693                         2,568
 Accounts payable                                                            15,156                        20,043
 Accrued expenses                                                            23,996                        20,189
 Income taxes                                                                 5,638                         5,283
                                                                           --------                      --------
  Total Current Liabilities                                                  47,483                        69,183
                                                                           --------                      --------

Long-Term Debt, less current maturities                                     101,395                        69,683
Other Long-Term Obligations                                                  17,208                        18,022

Shareholders' Equity:
 Preferred Stock:
  Class A, Series 1, $1 stated value,
   authorized 100,000 shares, outstanding:  none                                --                            --
  Class B, authorized 2,500,000 shares, outstanding: none                       --                            --
 Common stock, $1 par value, authorized 20,000,000
   shares, issued:  9,471,538 and 9,470,538 shares                            9,472                         9,471
 Capital surplus                                                              4,188                         4,179
 Retained earnings                                                          197,299                       194,849
 Translation adjustment                                                      (2,066)                       (2,290)
 Common Stock in treasury, at cost: 330,024 and 351,626                      (9,027)                       (9,549)
                                                                           --------                      --------
                                                                            199,866                       196,660
                                                                           --------                      --------
Total Liabilities and Shareholders' Equity                                 $365,952                      $353,548
                                                                           ========                      ========

CONSOLIDATED STATEMENTS OF CASH FLOWS
Angelica Corporation and Subsidiaries
Unaudited
(Dollars in thousands)


                                                                                    Three Quarters Ended
                                                                       ----------------------------------------------

                                                                       October 28, 1995              October 29, 1994
                                                                       ----------------              ----------------
Cash flows from operating activities:
  Net income                                                               $  8,918                      $ 10,533
  Non-cash items included in net income:
    Depreciation                                                             10,249                         9,673
    Amortization of acquisition costs                                         3,046                         2,622
  Change in working capital components,
   net of businesses acquired                                                (2,313)                         (263)
  Other, net                                                                 (2,196)                       (1,091)
                                                                           --------                      --------
   Net cash provided by operating activities                                 17,704                        21,474
                                                                           --------                      --------




Cash flows from investing activities:
  Expenditures for property and equipment, net                               (5,768)                       (9,353)
  Cost of businesses acquired                                               (10,218)                      (15,651)
                                                                           --------                      --------
    Net cash used in investing activities                                   (15,986)                      (25,004)
                                                                           --------                      --------

Cash flows from financing activities:
  Proceeds from issuance of  long-term debt                                  30,000                           --
  Proceeds from issuance of short-term debt                                     --                         11,100
  Long-term and short-term debt repayments                                  (22,393)                       (1,411)
  Debt assumed in acquisition                                                 3,130                           --
  Dividends paid                                                             (6,489)                       (6,417)
  Other, net                                                                    777                           430
                                                                           --------                      --------
   Net cash provided by financing activities                                  5,025                         3,702
                                                                           --------                      --------




Net increase in cash and
  short-term investments                                                      6,743                           172
Balance at beginning of year                                                  2,211                         2,020
                                                                           --------                      --------
Balance at end of period                                                   $  8,954                      $  2,192
                                                                           ========                      ========

SUMMARY FINANCIAL POSITION DATA
Angelica Corporation and Subsidiaries
(Dollars in thousands, except ratios, shares and per share amounts)


                                     (Unaudited)                                    Year Ended January<F*>
                              --------------------------       ----------------------------------------------------------------
                              October 28,    October 29,
                                 1995           1994           1995           1994           1993           1992           1991
                              -----------    -----------       ----           ----           ----           ----           ----

Working capital                $185,467       $150,243       $150,734       $157,188       $161,129       $160,379       $134,964

Current ratio                  4.9 to 1       3.2 to 1       3.2 to 1       4.0 to 1       4.7 to 1       4.2 to 1       2.9 to 1

Long-term debt                 $101,395        $71,752        $69,683        $72,255        $78,175        $80,506        $57,782

Shareholders' equity           $199,866       $196,539       $196,660       $191,993       $189,209       $190,303       $175,684

Percent long-term debt to
 debt and equity                  33.7%          26.7%          26.2%          27.3%          29.2%          29.7%          24.8%

Equity per common share          $21.86         $21.59         $21.57         $21.13         $20.88         $20.43         $18.92

Common shares outstanding     9,141,514      9,104,671      9,118,912      9,086,034      9,063,834      9,315,535      9,285,677


<F*> As reported in Company's Annual Report.

                          PART II.  OTHER INFORMATION
                     ANGELICA CORPORATION AND SUBSIDIARIES


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)   See Exhibit Index included herein on page 7.

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the third quarter ended October 28, 1995.

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



                                                Angelica Corporation
                                                --------------------
                                                    (Registrant)



Date: November 30, 1995                          /s/ T.M. Armstrong
                                                 -------------------------------
                                                 T. M. Armstrong
                                                 Senior Vice President -
                                                 Finance and Administration
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)




                                                 /s/ L. Linden Mann
                                                 -------------------------------
                                                 L. Linden Mann
                                                 Controller
                                                 (Principal Accounting Officer)


EXHIBIT INDEX
-------------


Exhibit
Number   Exhibit
------   -------
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

 4.4     8.225% Senior Notes to Nationwide Life Insurance Company, American
         United Life Insurance Company, Aid Association for Lutherans, and Modern
         Woodmen of America due May 1, 2006, together with Note Agreement.  Filed as and incorporated herein by reference to Exhibit 4.4 to the Form 10-Q for the fiscal quarter ended July 29, 1995.

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




Exhibit
Number   Exhibit
------   -------
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




Exhibit
Number   Exhibit
------   -------
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




Exhibit
Number   Exhibit
------   -------
10.23    Twelfth Amendment to Angelica Corporation Retirement Savings Plan.-
         Form 10-K for fiscal year ended 1/28/95, Exhibit 10.23.

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