Form 10-K405
period 1996-01-27
ANGELICA CORP /NEW/
filed 1996-04-23
CIK 6571

                      SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549
                                --------------------

                                     FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                       1934

                     For the Fiscal Year Ended January 27, 1996

                            Commission File Number 1-5674
                                 -----------------
                               ANGELICA CORPORATION

               (Exact name of registrant as specified in its charter)

           Missouri                                43-0905260
(State or other jurisdiction of        (I.R.S. Employer Identification No.
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

               Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
        Title of each class                             on which registered
- -------------------------------------                  --------------------

Common Stock, $1.00 Par Value                          New York Stock Exchange

Preferred Stock Purchase Rights issuable pursuant to
Registrant's Shareholder Protection Rights Plan        New York Stock Exchange


             Securities registered pursuant to Section 12(g) of the Act:

                                           NONE

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No----
                                             ------

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    X
                             ------

   State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

   $191,539,682                                 April 5, 1996
- -------------------                    -------------------------------
      Value                                    Date of Valuation

   Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of April 5, 1996.

              Common Stock, $1.00 par value, 9,157,420 shares outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE

1) Portions of the Annual Report to Shareholders for year ended 1/27/96 are incorporated in Parts I, II & IV; 2) Portions of the Proxy Statement dated 4/16/96 are incorporated in Part III.

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

The Company's businesses are reported in three industry segments: Textile Services (formerly referred to as "Rental Services"), Manufacturing and Marketing and Retail Sales. Information about the Company's industry segments appears on page 27 of the Company's Annual Report to Shareholders for the year ended January 27, 1996 and is incorporated herein by reference. This information includes for each segment sales and textile service revenues, earnings, identifiable assets, depreciation and capital additions for each of the five years in the period ended January 27, 1996.

Textile Services
- ----------------

This segment has 35 plants generally in or near major metropolitan areas in the United States principally providing textile rental and laundry services for health care institutions, presently servicing approximately 960 institutions with approximately 152,000 beds. This segment also provides general linen services in selected areas, principally to hotels, casinos, motels and restaurants.

The markets in which the Textile Services segment operates are very competitive, being characterized by a large number of independent, privately-owned competitors. Industry statistics are not available, but the Company believes that its Textile Services segment constitutes the largest supplier of textile rental and laundry services to health care institutions in the United States. Competition is on the basis of quality, reliability and price.


Manufacturing and Marketing
- ---------------------------

The Company's Manufacturing and Marketing operations consist of Angelica Image Apparel (formerly referred to as the "Angelica Uniform Group") in the United States and smaller operations in Canada and the United Kingdom, collectively engaged in the manufacture and sale of uniforms and business career apparel for a wide variety of institutions and businesses. The raw materials used by Angelica Image Apparel in the conduct of its business consist principally of textile piece goods, thread, and trimmings, such as buttons, zippers and labels. The Company purchases piece goods from most major United States manufacturers of textile products. These materials are available from a number of sources.

The Manufacturing and Marketing operations compete with more than four dozen largely privately-owned firms, including divisions of larger corporations, in the United States, Canada and England. Competition is also provided by local firms in most major metropolitan areas. The nature and degree of competition varies with the customer and market where it occurs. Industry statistics are not available, but the Company believes that it is the leading supplier of garments to hospitals, hotels and motels, and food service establishments and one of the leading suppliers of uniforms to textile service suppliers in the United States. Competition is extensive and is based on many factors, including design, quality, consistency of product, delivery, price and distribution.


Retail Sales
- ------------

The Retail Sales segment is a specialty retailer offering uniforms and duty shoes primarily for nurses and other health care professionals through a nationwide chain of 269 retail stores under the name of Life Uniform and Shoe Shops, located primarily in malls and strip shopping centers.

The Company believes there are approximately 2,500 specialty retail stores in the U.S., primarily privately-owned, offering merchandise comparable to that offered by the Company's Retail Sales segment. In addition, such merchandise is also offered by others, including many large apparel retailers. Retail operations are conducted under highly competitive conditions in the local area where each of the Company's stores is located, with competition being on the basis of store location, merchandise selection and value. Industry statistics are not available, but the Company believes its Retail Sales segment is the nation's largest specialty retailer offering uniforms and duty shoes to nurses and other health care professionals.

Additional Information
- ----------------------

The Company does not hold any material patents, licenses, franchises or concessions. It does not consider its business to be seasonal to any significant extent. The Manufacturing and Marketing business is characterized by high working capital requirements in the form of inventories required to satisfy the prompt delivery requirements of its customers. Otherwise, the Company has no unusual working capital requirements. No segment of the Company's business is dependent on a single customer or a few customers.

Since the bulk of the Company's sales are to institutional users which buy on a regular recurring basis, the Company's backlog of orders at any given time consists principally of firm orders in the process of being filled and is not considered significant to the Company's business. No portion of the Company's business is subject to renegotiation of profits or termination of contracts at the election of the government.

Research and Development
- ------------------------

Angelica Image Apparel carries on research, development and testing programs both internally and in cooperation with independent laboratories and research institutions, and works with suppliers to develop specialized fabrics to improve performance and to meet specific technological requirements. The dollar amount spent is not significant.

Environmental Considerations
- ----------------------------

The Company does not expect any material expenditures will be required in order to comply with any Federal, state or local environmental regulations.

Employees
- ---------

The Company employs approximately 9,700 persons (including approximately 820 part-time employees).

Financial Information About Foreign and Domestic Operations and
Export Sales
- ---------------------------------------------------------------

The information required by this Item is hereby incorporated by reference to
Note 10 of "Notes to Consolidated Financial Statements" appearing on page 27 of the Company's Annual Report to Shareholders for the year ended January 27, 1996.

Item 2.  Properties
- -------------------

The Company's real estate, both owned and leased, which is used in its Manufacturing and Marketing segment, at January 27, 1996 was comprised of 19 manufacturing plants in the United States, one plant in Costa Rica, and one plant in Great Britain, plus appropriate warehouses and sales facilities in the United States, Canada and the United Kingdom. As of January 27, 1996, 35 laundries plus warehouse facilities located in 16 states were used in the Textile Services segment, and 269 retail specialty stores located in 36 states were used in the Retail Sales segment. In the opinion of the Company, all such facilities are maintained in good condition and are adequate and suitable for the purposes for which they are used. The manufacturing facilities are normally fully utilized and operate generally on a one-shift basis. Laundry facilities generally are not fully utilized, although some of them operate on a multi-shift basis. The Company estimates that output of these facilities could be increased by 20 percent with existing equipment by working longer hours and by an additional 25 percent (for a total of 45 percent) by working longer hours plus installation of additional equipment.
As a part of the restructuring plan adopted in January, 1996, the Company plans, over the next twelve months, to close certain of its laundries and to transfer the volumes being processed in those plants to other of the Company's laundries, thereby achieving economies of scale and greater efficiencies in operation. In addition, as part of the plan certain other laundries will be replaced by the construction of new facilities nearby. A substantial portion of the real estate utilized by the Company is leased. Capitalized leases, primarily utilized by the Manufacturing and Marketing segment, represent approximately 1% of the net book value of all fixed assets at January 27, 1996. No difficulty in renewing leases which expire in the near future is anticipated by the Company.

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

Item 4.  Submission of Matters to Vote of Security Holders
- ----------------------------------------------------------

No matters were submitted to a vote of shareholders during the fourth quarter of the Company's year ended January 27, 1996.

Executive Officers of the Registrant
- ------------------------------------

                                          Present Position (and                     Year First
                                          Prior Offices During Past                 Elected As
      Name                                Five Years) <F1> <F2>                     An Officer            Age
      ----                                -----------------------------             ----------            ---

Lawrence J. Young <F3>                    Chairman of the Board,                        1975               51
                                          President, Chief Executive
                                          Officer and Director;
                                          President, Angelica Image
                                          Apparel, a division of Angelica
                                          Corporation

Theodore M. Armstrong                     Senior Vice President-                        1986               56
                                          Finance and Administration
                                          and Chief Financial Officer

John S. Aleman                            Vice President-Human Resources                1985               60

Jill Witter                               Vice President, General Counsel               1985               41
                                          and Secretary


L. Linden Mann                            Controller and Assistant                      1978               56
                                          Secretary

Thomas M. Degnan <F4>                     Treasurer                                     1993               40

Michael E. Burnham <F5>                   Vice President; President,                    1993               44
                                          Life Uniform and Shoe Shops,
                                          subsidiaries of Angelica
                                          Corporation

Alan D. Wilson<F6>                        Vice President; President,                    1995               53
                                          Angelica Healthcare Services
                                          Group, subsidiaries of
                                          Angelica Corporation

<F1>  Except as set forth below, the principal occupations of the officers throughout the past five years have been the performance of the functions of the offices shown above.

<F2>  All officers serve at the pleasure of the Board of Directors.

<F3>  In addition to being Chairman of the Board, Chief Executive Officer and
      President of the Company, Lawrence J. Young has been President of Angelica Image Apparel, a division of Angelica Corporation, since March 12, 1996.

<F4>  Thomas M. Degnan has been Treasurer of the Company since March 30,
      1993. He was Assistant Treasurer from May 23, 1989 to March 30, 1993.

<F5>  Michael E. Burnham has been a Vice President of the Company since May
      25, 1993 and President of Life Uniform and Shoe Shops since August 1,
      1990.

<F6>  Alan D. Wilson has been a Vice President of the Company and
      President of Angelica Healthcare Services Group since March 15, 1995. Prior to that he was, and continues to be, President of the Eastern Rental Division of Angelica Healthcare Services Group.

None of the executive officers of the Company are related to each other.

There are no arrangements or understandings between any executive officer of the Company and any other person pursuant to which such officer was selected.

                                   PART II
                                   -------


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
- ------------------------------------------------------------------------------

The information required by this item is included under the caption "Common Stock Data" on page 29 of the Company's Annual Report to Shareholders for the year ended January 27, 1996 (hereinafter "Annual Report") and is incorporated herein by reference. The number of shareholders of record was 1,569 at April 5, 1996. The Company's Board of Directors regularly reviews the dividends paid, and the Company expects to continue to pay dividends. However, there can be no assurance that dividends will be paid in the future since they are dependent on earnings, the financial condition of the Company and other factors.

Item 6.  Selected Financial Data
- --------------------------------

The information required by this item is included under the caption "Financial Summary-11 Years" on pages 30 and 31 of the Company's Annual Report and is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
- ----------------------------------------------------------
Condition and Results of Operations
- -----------------------------------

The information required by this item is included in the text contained under the caption "Financial Review" on pages 17 and 18 of the Company's Annual Report and is incorporated herein by reference. The Company does not believe the effects of inflation and changing prices have been, or will be, material to the Company's results of operations. The Company believes that it is not affected by inflation except to the extent that the economy in general is affected thereby.

Item 8.  Financial Statements and Supplementary Data
- ----------------------------------------------------

The information required by this item appears on pages 19 through 28 of the Company's Annual Report and is incorporated herein by reference. The financial statement schedule listed at Item 14(a)(2) is incorporated herein by reference.

Item 9.  Changes in and Disagreements With Accountants on
- ---------------------------------------------------------
Accounting and Financial Disclosure
- -----------------------------------

Not Applicable.

                              PART III
                              --------


Item 10.  Directors and Executive Officers of the Registrant
- ------------------------------------------------------------

Information with respect to Directors of the Company under the captions "Information About Nominees for Directors" and "Information About Directors Continuing in Office," on page 3 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 29, 1996 (hereinafter "Proxy Statement") is incorporated herein by reference. Information with respect to executive officers of the Company appears under the caption "Executive Officers of the Registrant" on pages 4 and 5 of Part I of this Form 10-K.

Item 11.  Executive Compensation
- --------------------------------

Information with respect to executive compensation under the captions "Compensation of Directors and Other Information Concerning the Board and its Committees" on pages 3 and 4, "Summary Compensation Table" on page 7, "Option Grants in Last Fiscal Year" on page 8, "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values" on page 9, "Employment Contracts and Termination of Employment and Change-In-Control Arrangements" on pages 9 and 10, and "Pension Plan" on page 12 of the Company's Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
- ------------------------------------------------------------------------

Information with respect to security ownership of certain beneficial owners and management under the caption "Beneficial Ownership of the Company's Securities" on pages 5 and 6 of the Company's Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
- --------------------------------------------------------

Not applicable.

                                   PART IV
                                   -------


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
- --------------------------------------------------------------------------


                                                                          Annual Report
(a)   Document List                                                           Page
      -------------                                                      --------------
      1.    Financial Statements
            --------------------

            The following financial statements are
            incorporated by reference herein and in
            Item 8 above from the Company's Annual Report to Shareholders for the year ended
            January 27, 1996:

            (i)   Consolidated Statements of Income -                          19
                  Years ended January 27, 1996,
                  January 28, 1995, and January
                  29, 1994

            (ii)  Consolidated Balance Sheets - January                        20
                  27, 1996 and January  28, 1995

            (iii) Consolidated Statements of Share-                            21
                  holders' Equity - Years ended
                  January 27, 1996, January 28, 1995,
                  and January 29, 1994

            (iv)  Consolidated Statements of Cash Flows-                       22
                  Years ended January 27, 1996, January 28,
                  1995, and January 29, 1994

            (v)   Notes to Consolidated Financial State-                       23-28
                  ments

            (vi)  Report of Independent Public                                 29
                  Accountants

      2.    Supplementary Data and Financial Statement Schedule
            ---------------------------------------------------

            (i) The supplementary data entitled "Unaudited Quarterly Financial Data" is incorporated by reference herein and in
                  Item 8 above from page 28 of the Company's Annual Report to Shareholders for the year ended January 27, 1996.

          (ii) The following financial statement schedule is submitted as a separate section of this report beginning at page 13:

                  Schedule II - Valuation and Qualifying Accounts - For the Three Years Ended January 27, 1996

All other schedules are not submitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto.

         (iii) Report of Independent Public Accountants on Schedule II appears at page 12 of the Form 10-K.

      3.    Exhibits
            --------

            See Exhibit Index on pages 14-17 hereof for a list of all management contracts, compensatory plans and arrangements required by this item (Exhibit Nos. 10.1 through 10.23) and all other Exhibits filed or incorporated by reference as a part of this report.

(b)   Reports on Form 8-K
      -------------------

      The Registrant filed no reports on Form 8-K during the last quarter of the year ended January 27, 1996.

Other Matters
- -------------

For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990), under the Securities Act of 1933, as amended, the undersigned registrant hereby undertakes as follows, which undertaking is hereby incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 33-5524 (filed May 8, 1986), 33-22850 (filed June 29, 1988),
2-77932 (filed June 9, 1982), 2-97291 (filed April 25, 1985), and 33-625
(filed October 3, 1985):

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

                                                 ANGELICA CORPORATION
                                               ------------------------
                                                     (Registrant)

                                          By:     /s/ L. J. Young
                                             --------------------------
                                             L.J. Young
                                             Chairman of the Board,
                                             President and Chief Executive
                                             Officer (Principal Executive
                                             Officer)
Date:  April 23, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:  /s/ T. M. Armstrong                      By:  /s/ L. Linden Mann
   ----------------------------                  ------------------------------
   T. M. Armstrong                               L. Linden Mann
   Senior Vice President-                        Controller
   Finance and Administration                    (Principal Accounting Officer)
   Chief Financial Officer
   (Principal Financial Officer)

    Earle H. Harbison, Jr.    <F*>                    Lee M. Liberman      <F*>
- ----------------------------------               ------------------------------
   (Earle H. Harbison, Jr.)                          (Lee M. Liberman)
    Director                                          Director

    Leslie F. Loewe           <F*>                    Martin Sneider       <F*>
- ----------------------------------               ------------------------------
   (Leslie F. Loewe)                                 (Martin Sneider)
    Director                                          Director

    Elliot H. Stein           <F*>                    William P. Stiritz   <F*>
- ----------------------------------               ------------------------------
   (Elliot H. Stein)                                 (William P. Stiritz)
    Director                                          Director

    H. Edwin Trusheim         <F*>
- ----------------------------------
   (H. Edwin Trusheim)
    Director

By his signature below, L.J. Young has signed this Form 10-K on behalf of each person named above whose name is followed by an asterisk, pursuant to power of attorney filed with this Form 10-K.

                                          /s/ L.J. Young
                                         --------------------------------------
                                          L.J. Young, as attorney-in-fact
Date:  April 23, 1996

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                ----------------------------------------



To Angelica Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the Annual Report to Shareholders of Angelica Corporation and subsidiaries incorporated by reference in this Form 10-K, and have issued our report thereon dated March 12, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)2(ii) and appearing on page 13 is the responsibility of the Corporation's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




                                                /s/  Arthur Andersen LLP
                                          -------------------------------------
                                          ARTHUR ANDERSEN LLP



St. Louis, Missouri,
March 12, 1996

                                                                    Schedule II

                             ANGELICA CORPORATION AND SUBSIDIARIES

                        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                          FOR THE THREE YEARS ENDED JANUARY 27, 1996
                                        (In Thousands)
                        -----------------------------------------------


                            Balance at       Charged                          Balance
                            Beginning       to Costs                         at End of
Description                 of Period     and Expenses     Deductions <Fa>    Period
- -----------                 ----------    ------------     ---------------   ---------
Reserve for doubtful
accounts - deducted
from receivables in
the balance sheet

                                           YEAR ENDED JANUARY 27, 1996
                                           ---------------------------

                                $2,699          $1,331           $1,343         $2,687
                                ------          ------           ------         ------


                                           YEAR ENDED JANUARY 28, 1995
                                           ---------------------------

                                $2,630          $1,622           $1,553         $2,699
                                ------          ------           ------         ------


                                           YEAR ENDED JANUARY 29, 1994
                                           ---------------------------

                                $3,386          $  778           $1,534         $2,630
                                ------          ------           ------         ------

<Fa> Doubtful accounts written off against reserve provided, net of recoveries.

EXHIBIT INDEX
- -------------

Exhibit
Number         Exhibit
- ------         -------

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

  3.2          Current By-Laws of the Company, as last amended May 24, 1994.
               Said By-Laws were last filed as and are incorporated herein by reference to Exhibit 3.2 to the Form 10-K for the fiscal year ended 1/28/95.

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

  4.5 Uncommitted Shelf Agreement dated March 1, 1996 for Senior Notes to insurance company, together with Amendment Agreement No. 1 to Note Facility Agreement referred to in Exhibit 4.2 above.<F*>

  4.6 Term Loan Agreement between Angelica Corporation and The First National Bank of Boston dated as of October 2, 1995.<F*>

               Note: No other long-term debt instrument issued by the Registrant exceeds 10% of the consolidated total assets of the Registrant and its subsidiaries. In



Exhibit
Number         Exhibit
- ------         -------

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

 10.3 Form of Participation Agreement for the Angelica Corporation Management Retention and Incentive Plan with attachment setting out officers covered under such agreements and the "Benefit Multiple" listed for each - Form 10-K for fiscal year ended 1/30/93, Exhibit 10.3.<F**>

 10.4          Angelica Corporation Stock Option Plan (As amended November 29,
               1994)-Form 10-K for fiscal year ended 1/28/95, Exhibit 10.7.<F**>

 10.5 Angelica Corporation Stock Award Plan - Form 10-K for fiscal year ended 2/1/92, exhibit 10.<F**>

 10.6 Angelica Corporation Retirement Savings Plan, as amended and restated - Form 10-K for fiscal year ended 1/27/90, exhibit 19.3, incorporating all amendments thereto through the date of this filing.<F**>

 10.7          Supplemental Plan - Form 10-K for fiscal year ended 1/27/90, exhibit 19.10, incorporating all amendments thereto through the date of this filing.<F**>

 10.8 Incentive Compensation Plan (restated) - Form 10-K for fiscal year ended 1/27/90, exhibit 19.11.<F**>

 10.9 Deferred Compensation Option Plan for Selected Management Employees - Form 10-K for fiscal year ended 1/26/91, exhibit 19.9, incorporating all amendments thereto filed through the date of this filing.<F**>

 10.10 Deferred Compensation Option Plan for Directors - Form 10-K for fiscal year ended 1/26/91, exhibit 19.8, incorporating all amendments thereto filed through the date of this filing.<F**>


Exhibit
Number         Exhibit
- ------         -------

 10.11 Supplemental and Deferred Compensation Trust - Form 10-K for fiscal year ended 2/1/92, exhibit 19.5.<F**>

 10.12 Management Retention Trust - Form 10-K for fiscal year ended 2/1/92, exhibit 19.4.<F**>

 10.13         Performance Shares Plan for Selected Senior Management(restated)
               - Form 10-K for fiscal year ended 1/26/91, exhibit 19.3.<F**>

 10.14         Management Retention and Incentive Plan (restated) - Form 10-K for fiscal year ended 1/26/91, exhibit 19.1.<F**>

 10.15 Non-Employee Directors Stock Plan - Form 10-K for fiscal year ended 1/27/90, exhibit 10.3, incorporating all amendments thereto through the date of this filing.<F**>

 10.16         Restated Deferred Compensation Plan for Non-Employee Directors
               - Form 10-K for fiscal year ended 1/28/84, exhibit 10 (v), incorporating all amendments thereto through the date of this filing.<F**>

 10.17 Restated Angelica Corporation Stock Bonus and Incentive Plan (Incorporating Amendments Adopted Through October 25, 1994) - Form 10-K for fiscal year ended 1/28/95, Exhibit 10.20, incorporating all amendments thereto through the date of this filing.<F**>

 10.18 Angelica Corporation Pension Plan as Amended and Restated - Form 10-K for fiscal year ended 1/26/91, exhibit 19.7, incorporating all amendments thereto through the date of this filing.<F**>

 10.19 Angelica Corporation 1994 Non-Employee Directors Stock Plan, incorporated by reference to Appendix A of the Company's Proxy Statement for the Annual Meeting of Shareholders held on May 23, 1995.<F**>

 10.20 Specimen form of Stock Option Agreement under the Angelica Corporation Stock Option Plan.<F*>

 10.21 Specimen form of Stock Option Agreement under the Angelica Corporation 1994 Performance Plan.<F*>

 10.22 Sixth Amendment to Angelica Corporation Pension Plan (As Restated April 1, 1989), dated February 27, 1996. The last amendment thereto was filed as Exhibit 10.26 to Form 10-K for the fiscal year ended 1/28/95.<F*>




Exhibit
Number         Exhibit
- ------         -------

 10.23 Amendment to Restated Angelica Corporation Stock Bonus and Incentive Plan, dated March 28, 1996.<F*>

 13 Certain portions of the Annual Report to Shareholders for the fiscal year ended January 27, 1996, which have been incorporated by reference<F*>

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