Form 10-Q
period 1996-04-27
ANGELICA CORP /NEW/
filed 1996-05-31
CIK 6571

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


    For The Quarter Ended                             Commission File
        April 27, 1996                                 Number 1-5674



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


Indicate by check mark whether the registrant (1)  has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                       Yes   X     No
                                                            ------     -------


The number of shares outstanding of Registrant's Common Stock, par value $1.00 per share, at May 31, 1996 was 9,163,141 shares.


===============================================================================

                     ANGELICA CORPORATION AND SUBSIDIARIES

            INDEX TO FINANCIAL STATEMENTS AND SUPPORTING SCHEDULES

                 FOR APRIL 27, 1996 FORM 10-Q QUARTERLY REPORT



                                                    Page Number Reference
                                                    ---------------------

                                                              Quarterly Report
                                                                     to
                                                Form 10-Q       Shareholders
                                                ---------     ----------------

PART I.   FINANCIAL INFORMATION:

   Consolidated Statements of Income -
     First Quarter Ended April 27, 1996 and
       April 29, 1995                                                 3

   Consolidated Balance Sheets -
     April 27, 1996 and January 27, 1996                              4

   Consolidated Statements of Cash Flows -
     First Quarter Ended April 27, 1996
       and April 29, 1995                                             5

   Notes to Consolidated Financial
     Statements                                     2

   Management's Discussion and Analysis
     of Operations and Financial Condition         3-4

   Exhibit A - Quarterly Report to
     Shareholders                                   5


PART II.  OTHER INFORMATION                         6

                     ANGELICA CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         QUARTER ENDED APRIL 27, 1996



(1) The accompanying consolidated condensed financial statements are unaudited, and it is suggested that these consolidated statements be read in conjunction with the fiscal 1996 Annual Report, including Notes to Financial Statements. However, it is the opinion of the Company that all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results during the interim period have been included.

(2) See Index to Financial Statements and Supporting Schedules on page 1. Those pages of the Angelica Corporation and Subsidiaries Quarterly Report to Shareholders for the quarter ended April 27, 1996, listed in such index are incorporated herein by reference. The pages of the Quarterly Report to Shareholders which are not listed on the index and therefore not incorporated herein by reference are furnished for the information of the Commission but are not to be deemed "filed" as a part of this report. The Quarterly Report to Shareholders referred to herein is located immediately following page 4 of this report.

(3) For purposes of the Consolidated Statements of Cash Flows, the Company considers short-term, highly liquid investments which are readily convertible into cash, as cash equivalents.

     Cash payments for income taxes were $395,000 and $323,000 in the 1996 and 1995 periods, respectively; and in these periods interest payments were $1,252,000 and $950,000, respectively.

                     ANGELICA CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

                            AND FINANCIAL CONDITION

                         QUARTER ENDED APRIL 27, 1996

Analysis of Operations
- ----------------------
                                                                       First Quarter Ended
                                                                      ---------------------
                                                                 April 27,              April 29,
                                                                    1996                  1995
                                                                 ---------              ---------
Sales and Textile Service Revenues
- ----------------------------------
Textile Services                                                  $ 65,212               $ 64,904
Manufacturing and Marketing                                         44,585                 47,102
Retail Sales                                                        18,548                 16,883
Intersegment Sales                                                  (6,704)                (5,062)
                                                                  --------               --------
                                                                  $121,641               $123,827
                                                                  ========               ========
Gross Profit
- ------------
Textile Services                                                  $ 13,174               $ 13,702
Manufacturing and Marketing                                          9,152                 10,379
Retail Sales                                                        10,108                  9,214
                                                                  --------               --------
                                                                  $ 32,434               $ 33,295
                                                                  ========               ========

Combined sales and textile service revenues decreased 1.8 percent compared with last year's first quarter, and gross profit was down 2.6 percent. Revenues of the Textile Services segment increased .5 percent in the first quarter, but would have declined exclusive of acquisitions. A first quarter gross profit reduction of 3.9 percent for this segment was caused by poor results at two plants scheduled to be closed in the second quarter under the restructuring plan adopted last January and by lower earnings at the Las Vegas facility where additional revenues from new customers are scheduled for the second and third quarters. First quarter sales of the Manufacturing and Marketing segment decreased 5.3 percent compared with the same quarter last year, and gross profit decreased 11.8 percent. All three divisions of this segment had lower sales. The U.S. and United Kingdom operations had earnings declines partially offset by an earnings increase in Canadian operations. Life Retail Stores had a 9.9 percent increase in sales and 9.7 percent increase in gross profit, resulting from an 8.1 percent increase in same-store sales together with new volume from acquisitions made since the first quarter of last year.

Selling, general and administrative expenses decreased $138,000 or .6 percent in the first quarter compared with the same period last year. These expenses increased as a percent of combined sales and textile service revenues from
19.9 percent to 20.1 percent in the first quarter due to lower sales and revenue levels. Interest expense was $255,000 higher in the quarter as a result of the $30,000,000 long-term financing completed at the beginning of the second quarter last year.

FINANCIAL CONDITION
- -------------------

The Company had working capital of $177,380,000 and a current ratio of 4.7 to 1 at April 27, 1996, up from $154,215,000 and 3.2 to 1 a year ago and compared with $181,043,000 and 5.0 to 1 at the beginning of the year. The ratio of long-term debt to debt-plus-equity was 34.4 percent at the close of the first quarter, up from 25.9 percent a year ago and approximately the same as the beginning of the year. The increase from a year ago was due to the long-term financing completed at the beginning of the second quarter last year.

Operating activities provided a total cash flow of $7,814,000 in the first quarter compared with $3,576,000 in the first quarter last year, with most of the difference being due to decreased requirements for working capital. Investing activities used $7,135,000 of cash flow, primarily for capital expenditures, which were higher than last year due to construction of replacement textile services plants as part of the restructuring plan adopted last January. The payment of dividends was the principal use of financing activities cash flow. No material change in the Company's future aggregate cash requirements is foreseen at the present time.

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

                                                                      EXHIBIT A

 T E X T I L E   S E R V I C E S      I M A G E   A P P A R E L
     I N N O V A T I O N   V A L U E          Angelica Corporation
                                              424 South Woods Mill Road
Angelica(R)                                   Chesterfield, Missouri 63017-3406
                                              Tel: 314.854.3800



                                                            May 15, 1996

Dear Shareholder:

As was indicated in our recent Annual Report, first quarter results were not expected to be as good as the first quarter last year, which was the best quarter of the year. Results, in fact, were below last year, although slightly better than we had initially planned. Implementation of our restructuring plan adopted at the end of last year is progressing smoothly, and the major part of its positive impact on our results is still expected to occur in the last three quarters of this year.

First quarter combined sales and textile service revenues were $121,641,000, down 1.8 percent from $123,827,000 in last year's first quarter. Excluding acquisitions made since the first quarter of last year, combined sales and textile service revenues dropped 5.1 percent in the quarter. Pretax income of $4,931,000 was 11.8 percent below last year's $5,590,000, and net income of $3,057,000 dropped 11.1 percent from the $3,438,000 earned in the first quarter of last year. Net income per share was $.33 versus $.38 in the first quarter of last year, a decrease of 13.2 percent.

Significantly improved first quarter earnings in the Life Retail Stores segment were offset by declines in earnings in the Textile Services segment and the Manufacturing and Marketing segment and by increased interest costs because of higher debt levels associated with acquisitions made during the last couple of years. A small drop in operating costs was not enough to offset the decline in combined sales and textile service revenues and in gross margins.

First quarter revenues of the Textile Services segment increased 0.5 percent, but when acquisitions made since the first quarter of last year are excluded, revenues were down 2.8 percent. The Textile Services segment had a modest drop in earnings, which was more than accounted for by the poor results of two of the laundry plants that are scheduled to be closed in the second quarter, combined with the decline in earnings of the Las Vegas plant caused by the previously-reported loss of a large non-health care customer at midyear last year. We have already made up some of the revenue loss at Las Vegas and expect to fully make up the loss with new customers presently scheduled to be installed in the second and third quarters. The cumulative effect over the past several years of price reductions to our health care customers continues to have negative effects on operating results of this segment, although the pace of the margin squeeze appears to be abating. We continue to have conversations with quite a number of hospitals that own their own laundries or belong to co-op laundries which are interested in our lower cost outsourcing alternative. During the first quarter, we had good results in adding new business, which we expect will have a positive impact on results the rest of the year. The first quarter of last year was by far the best for the Textile Services segment, and we expect its earnings to show improvement in all three of the remaining quarters of this year.

Sales of the Manufacturing and Marketing business in the first quarter declined 5.3 percent compared with the same quarter last year, and earnings were down more significantly than the sales decrease. Earnings declines in the United States and United Kingdom were partially offset by an earnings improvement in Canada. In the United States, Angelica Image Apparel's sales decline can be attributed to a drop in shipments to one customer that had a major rollout of a new program in the first quarter of last year which did not repeat in the first quarter of this year. The Image Apparel division continues to do business with this customer, but not at the volume levels that were achieved in the first quarter of last year. A small decline in gross margin percentage due to a change in sales mix was partially offset by reduced operating expenses in this business segment. Incoming business in the United States was up slightly over the first quarter of last year, with the health care market showing the strongest gain. Even though the Canadian operations had a sales decline in the first quarter, improved gross margins, together with excellent control of operating expenses, caused them to have a good earnings increase. At our operations in England, however, a drop in sales volume combined with lower margins caused a loss in the first quarter compared with profits last year. Improving incoming business levels at the Angelica Image Apparel division, combined with continuing good cost control, lead us to expect improving earnings in the Manufacturing and Marketing business during the remainder of this fiscal year.

First quarter sales of Life Retail Stores increased 9.9 percent as this segment achieved an 8.1 percent same-store sales gain in the period. Earnings increased at a significantly more rapid rate than the sales increase. The trend of acute care hospitals to no longer purchase uniforms for their employees and to send them to purchase at retail instead continues to help Life achieve record quarterly sales levels. During the first quarter, Life acquired two stores, closed two stores and was operating 269 stores compared with 267 at the same time last year. Life Retail Stores had an excellent first quarter, and while we do not expect them to maintain this same pace, we do look forward to this segment having continued success throughout this fiscal year.

As the first quarter ended, we were near completion of the equipping of a large new laundry plant in Rockmart, Georgia, which is scheduled to open in the next few weeks. This plant will replace two older, less efficient plants in the area, and will also permit more economical handling of increased volume levels achieved in this region over the last couple of years. We look forward to this plant being an important profit producer in the very near future.

As noted above, first quarter results were slightly better than we had expected them to be as we entered the new year. While we are never pleased with a decline in earnings, we know that we are moving in the right direction, and the plans we set down during the latter part of last year are being well executed. We believe that the health care market, more than ever before, is recognizing the benefits offered by Angelica to help reduce their costs. This, combined with good economic conditions in the other markets we serve, bodes well for future operating results. We continue to believe that the fundamentals of our businesses remain sound, and for the remainder of this current year, we expect to experience good increases in earnings.

Respectfully submitted,

/s/ Lawrence J. Young

Lawrence J. Young
Chairman of the Board and President

CONSOLIDATED STATEMENTS OF INCOME
Angelica Corporation and Subsidiaries
Unaudited
(Dollars in thousands, except per share amounts)


                                                  First Quarter Ended
                                          -------------------------------------
                                          April 27, 1996         April 29, 1995
                                          --------------         --------------
Textile service revenues                     $ 65,212               $ 64,904
Net sales                                      56,429                 58,923
                                             --------               --------
                                              121,641                123,827
                                             --------               --------

Cost of textile services                       52,038                 51,202
Cost of goods sold                             37,169                 39,330
                                             --------               --------
                                               89,207                 90,532
                                             --------               --------

Gross profit                                   32,434                 33,295
                                             --------               --------

Selling, general and
 administrative expenses                       24,449                 24,587
Interest expense                                2,350                  2,095
Other expense, net                                704                  1,023
                                             --------               --------
                                               27,503                 27,705
                                             --------               --------

Income before income taxes                      4,931                  5,590
Provision for income taxes                      1,874                  2,152
                                             --------               --------
Net income                                   $  3,057               $  3,438
                                             ========               ========

Net income per share <F*>                    $    .33               $    .38
                                             ========               ========


Dividends per common share                   $    .24               $   .235
                                             ========               ========

<F*> Based upon weighted average number of common and common equivalent shares outstanding of 9,152,884 and 9,133,733 for fiscal periods of 1997 and 1996, respectively.

CONSOLIDATED BALANCE SHEETS
Angelica Corporation and Subsidiaries
Unaudited
(Dollars in thousands)

                                                             April 27, 1996  January 27, 1996
                                                             --------------  ----------------
ASSETS
- ------
Current Assets:
 Cash and short-term investments                               $  9,301         $ 11,029
 Receivables, less reserves of $3,038 and $2,687                 67,075           67,164
 Inventories:
  Raw material                                                   23,299           27,612
  Work in progress                                                7,354            6,033
  Finished goods                                                 72,752           70,412
                                                               --------         --------
                                                                103,405          104,057

 Linens in service                                               41,570           40,295
 Prepaid expenses                                                 4,345            4,036
                                                               --------         --------
  Total Current Assets                                          225,696          226,581
                                                               --------         --------

Property and Equipment                                          200,563          194,007
Less -- reserve for depreciation                                106,305          103,213
                                                               --------         --------
                                                                 94,258           90,794
                                                               --------         --------

Goodwill                                                          8,274            8,384
Other acquired assets                                             9,091            9,714
Cash surrender value of life insurance                           12,820           12,595
Miscellaneous                                                     6,708            5,159
                                                               --------         --------
                                                                 36,893           35,852
                                                               --------         --------
Total Assets                                                   $356,847         $353,227
                                                               ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current Liabilities:
 Current maturities of long-term debt                          $  2,681         $  2,681
 Accounts payable                                                15,823           17,238
 Accrued expenses                                                28,067           25,302
 Income taxes                                                     1,745              317
                                                               --------         --------
  Total Current Liabilities                                      48,316           45,538
                                                               --------         --------

Long-Term Debt, less current maturities                         100,061          100,103
Other Long-Term Obligations                                      17,650           18,056

Shareholders' Equity:
 Preferred Stock:
  Class A, Series 1, $1 stated value,
   authorized 100,000 shares, outstanding:  None                    --               --
  Class B, authorized 2,500,000 shares, outstanding: None           --               --
 Common stock, $1 par value, authorized 20,000,000
   shares, issued:  9,471,538                                     9,472            9,472
 Capital surplus                                                  4,196            4,196
 Retained earnings                                              188,095          187,328
 Translation adjustment                                          (2,341)          (2,439)
 Common Stock in treasury, at cost: 314,118 and 330,030          (8,602)          (9,027)
                                                               --------         --------
                                                                190,820          189,530
                                                               --------         --------

Total Liabilities and Shareholders' Equity                     $356,847         $353,227
                                                               ========         ========

CONSOLIDATED STATEMENTS OF CASH FLOWS
Angelica Corporation and Subsidiaries
Unaudited
(Dollars in thousands)

                                                                   First Quarter Ended
                                                            ---------------------------------
                                                            April 27, 1996     April 29, 1995
                                                            --------------     --------------
Cash Flows from Operating Activities
 Net income                                                     $ 3,057          $ 3,438
 Non-cash items included in net income:
   Depreciation                                                   3,190            3,456
   Amortization of acquisition costs                                831            1,074
 Change in working capital components,
  net of businesses acquired                                      2,008           (3,520)
 Other, net                                                      (1,272)            (872)
                                                                -------          -------
  Net cash provided by operating activities                       7,814            3,576
                                                                -------          -------


Cash Flows from Investing Activities
 Expenditures for property and equipment, net                    (6,986)          (2,017)
 Cost of businesses acquired                                       (149)            (159)
                                                                -------          -------
  Net cash used in investing activities                          (7,135)          (2,176)
                                                                -------          -------


Cash Flows from Financing Activities
 Proceeds from issuance of short-term debt                          --               300
 Dividends paid                                                  (2,198)          (2,147)
 Other, net                                                        (209)             610
                                                                -------          -------
  Net cash used in financing activities                          (2,407)          (1,237)
                                                                -------          -------



Net increase (decrease) in cash and
 short-term investments                                          (1,728)             163
Balance at beginning of year                                     11,029            2,211
                                                                -------          -------
Balance at end of period                                        $ 9,301          $ 2,374
                                                                =======          =======

SUMMARY FINANCIAL POSITION DATA
Angelica Corporation and Subsidiaries
(In thousands, except ratios, shares and per share amounts)



                                                 (Unaudited)                         Year Ended January<F*>
                                            ---------------------    --------------------------------------------------------
                                            April 27,   April 29,
                                               1996        1995        1996        1995        1994        1993       1992
                                            ---------   ---------    --------    --------    --------    --------    --------

Working capital                              $177,380    $154,215    $181,043    $150,734    $157,188    $161,129    $160,379

Current ratio                                4.7 to 1    3.2 to 1    5.0 to 1    3.2 to 1    4.0 to 1    4.7 to 1    4.2 to 1

Long-term debt                               $100,061     $69,560    $100,103     $69,683     $72,255     $78,175     $80,506

Shareholders' equity                         $190,820    $198,684    $189,530    $196,660    $191,993    $189,209    $190,303

Percent long-term debt to
 debt and equity                                34.4%       25.9%       34.6%       26.2%       27.3%       29.2%       29.7%

Equity per common share                        $20.84      $21.75      $20.73      $21.57      $21.13      $20.88      $20.43

Common shares outstanding                   9,157,420   9,134,187   9,141,508   9,118,912   9,086,034   9,063,834   9,315,535



<F*> As reported in Company's Annual Report.

                          PART II.  OTHER INFORMATION
                     ANGELICA CORPORATION AND SUBSIDIARIES

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the first quarter ended April 27, 1996

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



                                             Angelica Corporation
                                             --------------------
                                                 (Registrant)



Date:    May 31, 1996                     /s/ T. M. Armstrong
                                         ---------------------------------
                                          T. M. Armstrong
                                          Senior Vice President -
                                          Finance and Administration
                                          Chief Financial Officer
                                          (Principal Financial Officer)




                                          /s/ L. Linden Mann
                                         ---------------------------------
                                          L. Linden Mann
                                          Controller
                                          (Principal Accounting Officer)

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

4.5 Uncommitted Shelf Agreement dated March 1, 1996 for Senior Notes to insurance company, together with Amendment Agreement No. 1 to Note Facility Agreement referred to in Exhibit 4.2 above. Filed as and incorporated herein by reference to Exhibit 4.5 to the Form 10-K for the fiscal year ended 1/27/96.

4.6 Term Loan Agreement between Angelica Corporation and The First National Bank of Boston dated as of October 2, 1995. Filed as and incorporated herein by reference to
        Exhibit 4.6 to the Form 10-K for the fiscal year ended
        1/27/96.


Exhibit
Number  Exhibit
- ------  -------

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

10.4    Angelica Corporation Stock Option Plan (As amended
        November 29, 1994)- Form 10-K for fiscal year ended
        1/28/95, Exhibit 10.7.<F**>

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

10.10   Deferred Compensation Option Plan for Directors - Form
        10-K for fiscal year ended 1/26/91, exhibit 19.8, incorporating all amendments thereto filed through the date of this filing.<F**>



Exhibit
Number  Exhibit
- ------  -------

10.11 Supplemental and Deferred Compensation Trust - Form 10-K for fiscal year ended 2/1/92, exhibit 19.5.<F**>

10.12 Management Retention Trust - Form 10-K for fiscal year ended 2/1/92, exhibit 19.4.<F**>

10.13   Performance Shares Plan for Selected Senior
        Management (restated) - Form 10-K for fiscal year ended
        1/26/91, exhibit 19.3.<F**>

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

10.17 Restated Angelica Corporation Stock Bonus and Incentive Plan (Incorporating Amendments Adopted Through October 25, 1994)- Form 10-K for fiscal year ended 1/28/95,
        Exhibit 10.20, incorporating all amendments thereto through the date of this filing.<F**>

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

10.20   Specimen form of Stock Option Agreement under the
        Angelica Corporation Stock Option Plan - Form 10-K for fiscal year ended 1/27/96, exhibit 10.20.<F**>

10.21   Specimen form of Stock Option Agreement under the
        Angelica Corporation 1994 Performance Plan - Form 10-K for fiscal year ended 1/27/96, exhibit 10.21.<F**>

27      Financial Data Schedule<F*>