Form 10-Q
period 1996-07-27
ANGELICA CORP /NEW/
filed 1996-09-06
CIK 6571

===============================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


    For The Quarter Ended                             Commission File
        July 27, 1996                                  Number 1-5674


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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes   X      No
                                                       -----       -----


The number of shares outstanding of Registrant's Common Stock, par value $1.00 per share, at September 6, 1996 was 9,133,905 shares.

===============================================================================

                    ANGELICA CORPORATION AND SUBSIDIARIES

           INDEX TO FINANCIAL STATEMENTS AND SUPPORTING SCHEDULES

                FOR JULY 27, 1996 FORM 10-Q QUARTERLY REPORT



                                                  Page Number Reference
                                                  ---------------------

                                                              Quarterly Report
                                                                     to
                                              Form 10-Q         Shareholders
                                              ---------         ------------

PART I.   FINANCIAL INFORMATION:

  Consolidated Statements of Income -
   Second Quarter and First Half Ended
     July 27, 1996 and July 29, 1995                                  3

  Consolidated Balance Sheets -
   July 27, 1996 and January 27, 1996                                 4

  Consolidated Statements of Cash Flows -
   First Half Ended July 27, 1996
     and July 29, 1995                                                5

  Notes to Consolidated Financial
   Statements                                     2

  Management's Discussion and Analysis
    of Operations and Financial Condition        3-4

  Exhibit A - Quarterly Report to
    Shareholders                                  5


PART II.  OTHER INFORMATION                      6-11

                  ANGELICA CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       QUARTER ENDED JULY 27, 1996



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

(2) See Index to Financial Statements and Supporting Schedules on page 1. Those pages of the Angelica Corporation and Subsidiaries Quarterly Report to Shareholders for the quarter ended July 27, 1996, listed in such index are incorporated herein by reference. The pages of the Quarterly Report to Shareholders which are not listed on the index and therefore not incorporated herein by reference are furnished for the information of the Commission but are not to be deemed "filed" as a part of this report. The Quarterly Report to Shareholders referred to herein is located immediately following page 4 of this report.

(3) For purposes of the Consolidated Statements of Cash Flows, the Company considers short-term, highly liquid investments which are readily convertible into cash, as cash equivalents.

     Cash payments for income taxes were $2,806,000 and $4,476,000 in the first half of fiscal 1997 and 1996, respectively; and in these periods interest payments were $4,657,000 and $3,902,000, respectively.

                                     ANGELICA CORPORATION AND SUBSIDIARIES

                              MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

                                            AND FINANCIAL CONDITION

                                          QUARTER ENDED JULY 27, 1996

Analysis of Operations
- ----------------------
                                              Second Quarter Ended                 First Half Ended
                                              --------------------                 ----------------
                                        July 27, 1996     July 29, 1995     July 27, 1996     July 29, 1995
                                        -------------     -------------     -------------     -------------

Sales and Textile Service Revenues
- ----------------------------------

Textile Services                           $ 65,306          $ 63,513          $130,518          $128,417
Manufacturing and Marketing                  45,367            45,890            89,952            92,992
Retail Sales                                 18,584            17,339            37,132            34,222
Intersegment Sales                           (6,669)           (4,882)          (13,373)           (9,944)
                                            -------           -------           -------           -------
                                           $122,588          $121,860          $244,229          $245,687
                                            =======           =======           =======           =======

Gross Profit
- ------------

Textile Services                           $ 11,746          $ 12,149          $ 24,920          $ 25,851
Manufacturing and Marketing                   9,994            10,169            19,146            20,548
Retail Sales                                 10,133             9,311            20,241            18,525
                                            -------           -------           -------           -------
                                           $ 31,873          $ 31,629          $ 64,307          $ 64,924
                                            =======           =======           =======           =======

Combined sales and textile service revenues increased 0.6 percent in the second quarter ended July 27, 1996 and declined 0.6 percent in the first half of the year compared with prior year periods. Excluding acquisitions made over the last year, combined sales and revenues would have decreased
3.1 percent and 4.1 percent, respectively.  Textile service revenues rose
2.8 percent and gross profit dropped 3.3 percent as margins were adversely affected by poor performance by a small group of plants plus continued price pressures from health care customers. Second quarter sales of the Manufacturing and Marketing segment decreased 1.1 percent compared with the same quarter last year, and gross profit increased 1.0 percent. The Canadian operations of this segment had second quarter results which were much improved over last year while the United Kingdom operations had lower results. The U.S. operations had both increased sales and better operating results. Life Retail Stores' second quarter sales increased 7.2 percent as a result of a 3.1 percent increase in same-store sales together with volume from acquisitions made since last year and gross profit rose 8.8 percent.

Selling, general and administrative expenses increased $641,000 or 2.7 percent in the second quarter compared with the same period last year, with most of the increase being the result of acquisitions. These expenses increased as a percent of combined sales and textile service revenues from
19.7 percent to 20.1 percent in the second quarter of fiscal 1997.

Financial Condition
- -------------------

The Company had working capital of $170,641,000 and a current ratio of 4.3 to 1 at July 27, 1996, compared with $183,057,000 and 5.2 to 1 a year ago and $181,043,000 and 5.0 to 1 at the beginning of the year. Lower working capital and current ratio were the result of the use of cash and incurrence of short-term debt to finance capital expenditures and acquisitions. The ratio of long-term debt to debt-plus-equity was 34.0 percent at the close of the second quarter, compared with 34.6 percent at the beginning of the year and 33.1 percent a year ago.

Operating activities provided a total cash flow of $9,309,000 in the first half compared with $6,314,000 in the first half last year, with most of the difference being due to decreased requirements for working capital. Uses of cash flow included $14,461,000 for capital expenditures and $2,090,000 for acquisitions. Capital expenditures include outlays for two new Textile Services plants to replace existing plants as part of the restructuring plan adopted at the end of the last fiscal year. Financing activities reflect the issuance of short-term borrowing of $6,100,000 offset by the normal sinking fund payments for long-term debt and the payment of dividends. No material change in the Company's future aggregate cash requirements is foreseen at the present time.

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

                                                                      EXHIBIT A

          T E X T I L E  S E R V I C E S    I M A G E  A P P A R E L
                        I N N O V A T I O N  V A L U E

                                              Angelica Corporation
                                              424 South Woods Mill Road
                                              Chesterfield, Missouri 63017-3406
                                              Tel: 314.854.3800
                                              Fax: 314.854.3890
ANGELICA(R)

                                                                August 15, 1996


Dear Shareholder:

We are pleased to report that second quarter earnings increased slightly over the same quarter last year, breaking a string of four quarters of declines compared with the comparable prior period. Combined sales and textile service revenues for the second quarter were $122,588,000, up 0.6 percent from $121,860,000 in last year's second quarter. Pretax income of $4,318,000 compared with $4,303,000 in the prior year, and net income of $2,677,000 increased 1.2 percent from $2,646,000 in the comparable prior period. Net income per share was $.30 versus $.29 in the second quarter of last year, an increase of 3.5 percent.

Combined sales and textile service revenues for the first half of this year were $244,229,000 versus $245,687,000 in last year's first half, or 0.6 percent lower. Income before taxes was $9,249,000, which compared with $9,893,000 in the first six months of last year, and net income decreased
5.8 percent to $5,734,000 versus $6,084,000 in the same period last year. In the first half of this year, earnings per share were $.63 compared with $.67 last year.

A significant second quarter earnings improvement by our smallest business segment, Life Retail Stores, together with a modest earnings increase by our Manufacturing and Marketing segment, was offset to some extent by a modest decrease in profits of Textile Services, our largest business segment. For the first half of the year, a significant earnings gain in the Retail Store segment was offset by declines in earnings in both the Textile Services and the Manufacturing and Marketing segments.

Revenues of the Textile Services segment increased 2.8 percent in the second quarter, with all of that increase being the result of acquisitions made last year. The percentage decline in earnings for the second quarter was somewhat less than the decline in the first quarter, and was principally the result of poor performance by a small group of plants. Two plants closed at the end of the second quarter pursuant to the restructuring plan performed much more poorly as they approached shutdown than had been expected. The Las Vegas plant also had a significant decline in earnings compared with the second quarter of last year, still feeling the effect of the previously-reported loss of a large, non-health care customer at midyear last year. However, we are pleased to report that the second quarter decline in earnings in Las Vegas was substantially less than the decline in the first quarter, and due to recent volume improvements, we expect that plant to continue to improve as the year goes on. A few other plants had declines in earnings, principally the result of a loss of customers due to competitive pricing where we elected to "hold the line" against further margin deterioration. A new series of cost reduction steps are being taken to help offset this revenue loss and margin pressure which will benefit earnings in the remainder of the year. Earnings in the second quarter for the Textile Services segment were somewhat below our expectations, but we still believe that this business segment will show earnings improvement for the balance of the year.

Second quarter sales of the Manufacturing and Marketing segment declined 1.1 percent, with a small sales increase in the U.S. operations being offset by sales declines in the foreign operations. Operating results improved in the United States and Canada, partially offset by lower results in the United Kingdom. The improvement in earnings of the Angelica Image Apparel division, this segment's U.S. operations, was a result of increases in sales and gross margins offset in part by higher operating expenses. Notably, incoming business in the United States was up nicely over the second quarter of last year, with the health care market showing the strongest gains and the hospitality markets showing a slight increase. Even though the Canadian operations had lower sales in the second quarter, improved gross margins together with excellent control of operating expenses resulted in a good earnings increase. At our operations in England, a drop in sales volume, combined with lower margins, caused a loss in the second quarter compared with a small profit last year. Improving incoming business levels at the Angelica Image Apparel division, together with better results from our Canadian operations, cause us to be optimistic about improved earnings in the Manufacturing and Marketing segment during the remainder of this fiscal year.

Second quarter sales of Life Retail Stores increased 7.2 percent, and earnings increased at a significantly more rapid rate than the sales increase. The same-store sales gain for the second quarter was 3.1 percent, down from a gain of 8.1 percent in the first quarter this year. During the second quarter, Life announced the acquisition of a chain of thirteen retail uniform stores in Texas and Louisiana which should add total annual sales volume of approximately $2,700,000. This acquisition provided geographical expansion by Life into three cities not previously served, and also increased market penetration in other markets already served. At the end of the second quarter, Life was operating 282 stores, an increase of 16 stores over the same period last year. This segment continues to be on track to post its tenth consecutive year of record earnings.

The highlight of the second quarter was our announcement that we reached agreement with BJC Health System, a major integrated health care network headquartered in St. Louis, Missouri, to provide total linen service to more than 32 of BJC's acute care hospitals, clinics, nursing homes and extended-care facilities in Eastern Missouri and Southern Illinois. We will provide textile rental laundry service and health care garments as well as linen management systems designed to help lower BJC's total textile costs. We are pleased to provide our services to this very prestigious health care institution. The phase-in of BJC's facilities is under way, but will take several more months and is expected to produce additional annual revenues of approximately $10,000,000 when complete. This agreement represents further confirmation of the nationwide trend of hospitals shifting from on-premise and cooperative laundries to contract laundry service in order to lower textile and laundry processing costs. We continue to have numerous conversations with hospitals that have on-premise laundries or that belong to co-op laundries which are interested in our lower-cost, outsourcing alternative. This offers us a significant opportunity for revenue and earnings growth in the future.

Also accomplished in the second quarter was the start-up of our new textile service plant at Rockmart, Georgia, which under our restructuring plan replaced our laundry at nearby Rome, Georgia. As a part of that plan, the Montgomery, Alabama laundry was closed and the volume moved to Rockmart, where greater operating efficiencies are anticipated with the larger volume throughput.

We were pleased to post an improvement in second quarter earnings, but were somewhat disappointed that the increase was not quite as large as we had planned. The two textile service plants that are now closed were part of the reason for being below our expectations, but continuing competitive pricing and resulting margin squeeze in the health care market are causing us to moderate expectations for earnings increases by the Textile Services segment during the remainder of the year. As noted above, we have undertaken a new round of cost reduction efforts in this business segment in response to these continuing pressures. We believe we have taken, and we will continue to take, the necessary steps to show overall earnings increases for the remainder of the year. While the health care market still offers us great long-term opportunities, we believe it will remain a very cost-competitive market in the near term. The other markets that we serve are experiencing good economic conditions, and we expect that this will help improve future operating results. We continue to believe that the fundamentals of our businesses remain sound, and for the remainder of this current year we expect to experience increases in earnings.

Respectfully submitted,


/s/ Lawrence J. Young

Lawrence J. Young
Chairman of the Board and President

CONSOLIDATED STATEMENTS OF INCOME
Angelica Corporation and Subsidiaries
Unaudited
(Dollars in thousands, except per share amounts)

                                       Second Quarter Ended                 First Half Ended
                                  -------------------------------    -----------------------------

                                  July 27, 1996     July 29, 1995    July 27, 1996   July 29, 1995
                                  -------------     -------------    -------------   -------------
Textile service revenues            $ 65,306          $ 63,513          $130,518       $128,417
Net sales                             57,282            58,347           113,711        117,270
                                     -------           -------           -------        -------
                                     122,588           121,860           244,229        245,687
                                     -------           -------           -------        -------

Cost of textile services              53,560            51,364           105,598        102,566
Cost of goods sold                    37,155            38,867            74,324         78,197
                                     -------           -------           -------        -------
                                      90,715            90,231           179,922        180,763
                                     -------           -------           -------        -------

Gross profit                          31,873            31,629            64,307         64,924
                                     -------           -------           -------        -------

Selling, general and
 administrative expenses              24,627            23,986            49,076         48,573
Interest expense                       2,348             2,338             4,698          4,433
Other expense, net                       580             1,002             1,284          2,025
                                     -------           -------           -------        -------
                                      27,555            27,326            55,058         55,031
                                     -------           -------           -------        -------

Income before income taxes             4,318             4,303             9,249          9,893
Provision for income taxes             1,641             1,657             3,515          3,809
                                     -------           -------           -------        -------

Net income                          $  2,677          $  2,646          $  5,734       $  6,084
                                     =======           =======           =======        =======

Net income per share<F*>            $    .30          $    .29          $    .63       $    .67
                                     =======           =======           =======        =======

Dividends per common share          $    .24          $   .235          $    .48       $    .47
                                     =======           =======           =======        =======

<F*>Based upon weighted average number of common and common equivalent shares outstanding of
9,155,948 and 9,139,357 for fiscal periods of 1997 and 1996, respectively.

CONSOLIDATED BALANCE SHEETS
Angelica Corporation and Subsidiaries
Unaudited
(Dollars in thousands)

                                                           July 27, 1996     January 27, 1996
                                                           -------------     ----------------

ASSETS
- ------
Current Assets:
 Cash and short-term investments                              $  4,453          $ 11,029
 Receivables, less reserves of $3,429 and $2,687                68,606            67,164
 Inventories:
  Raw material                                                  24,144            27,612
  Work in progress                                               7,423             6,033
  Finished goods                                                71,166            70,412
                                                               -------           -------
                                                               102,733           104,057

 Linens in service                                              42,788            40,295
 Prepaid expenses                                                3,915             4,036
                                                               -------           -------
  Total Current Assets                                         222,495           226,581
                                                               -------           -------

Property and Equipment                                         208,973           194,007
Less -- reserve for depreciation                               108,773           103,213
                                                               -------           -------
                                                               100,200            90,794
                                                               -------           -------

Goodwill                                                         8,168             8,384
Other Acquired Assets                                            8,754             9,714
Cash Surrender Value of Life Insurance                          13,045            12,595
Miscellaneous                                                    6,743             5,159
                                                               -------           -------
                                                                36,710            35,852
                                                               -------           -------
Total Assets                                                  $359,405          $353,227
                                                               =======           =======

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current Liabilities:
 Short-term debt                                              $  6,100          $    --
 Current maturities of long-term debt                            2,681             2,681
 Accounts payable                                               16,854            17,238
 Accrued expenses                                               25,288            25,302
 Income taxes                                                      931               317
                                                               -------           -------
  Total Current Liabilities                                     51,854            45,538
                                                               -------           -------

Long-Term Debt, less current maturities                         98,707           100,103
Other Long-Term Obligations                                     17,618            18,056

Shareholders' Equity:
 Preferred Stock:
  Class A, Series 1, $1 stated value,
   authorized 100,000 shares, outstanding: none                    --                --
  Class B, authorized 2,500,000 shares, outstanding:  none         --                --
 Common stock, $1 par value, authorized 20,000,000
   shares, issued:  9,471,538                                    9,472             9,472
 Capital surplus                                                 4,196             4,196
 Retained earnings                                             188,533           187,328
 Translation adjustment                                         (2,207)           (2,439)
 Common Stock in treasury, at cost:  324,597 and 330,030        (8,768)           (9,027)
                                                               -------           -------
                                                               191,226           189,530
                                                               -------           -------

Total Liabilities and Shareholders' Equity                    $359,405          $353,227
                                                               =======           =======

CONSOLIDATED STATEMENTS OF CASH FLOWS
Angelica Corporation and Subsidiaries
Unaudited
(Dollars in thousands)


                                                                  First Half Ended
                                                            -------------------------------

                                                            July 27, 1996     July 29, 1995
                                                            -------------     -------------

Cash flows from Operating Activities
  Net income                                                   $ 5,734           $ 6,084
  Non-cash items included in net income:
    Depreciation                                                 6,466             6,728
    Amortization of acquisition costs                            1,682             2,123
  Change in working capital components,
   net of businesses acquired                                   (2,087)           (6,192)
  Other, net                                                    (2,486)           (2,429)
                                                               -------           -------
   Net cash provided by operating activities                     9,309             6,314
                                                               -------           -------



Cash Flows from Investing Activities
  Expenditures for property and equipment, net                 (14,461)           (4,274)
  Cost of businesses acquired                                   (2,090)           (3,844)
                                                               -------           -------
   Net cash used in investing activities                       (16,551)           (8,118)
                                                               -------           -------



Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt                         --             30,000
  Proceeds from issuance of short-term debt                      6,100               --
  Debt repayments                                               (1,396)          (22,271)
  Dividends paid                                                (4,397)           (4,295)
  Other, net                                                       359               893
                                                               -------           -------
   Net cash provided by financing activities                       666             4,327
                                                               -------           -------



Net increase (decrease) in cash and
 short-term investments                                         (6,576)            2,523
Balance at beginning of year                                    11,029             2,211
                                                               -------           -------
Balance at end of period                                       $ 4,453           $ 4,734
                                                                ======            ======

SUMMARY FINANCIAL POSITION DATA
Angelica Corporation and Subsidiaries
(Dollars in thousands, except ratios, shares and per share amounts)





                                       (Unaudited)                              Year Ended January<F*>
                                 -----------------------      ------------------------------------------------------------
                                  July 27,     July 29,
                                    1996         1995           1996         1995         1994        1993         1992
                                 ---------     ---------      ---------    ---------    ---------   ---------    ---------
Working capital                   $170,641      $183,057       $181,043     $150,734     $157,188    $161,129     $160,379

Current ratio                     4.3 to 1      5.2 to 1       5.0 to 1     3.2 to 1     4.0 to 1    4.7 to 1     4.2 to 1

Long-term debt                     $98,707       $98,512       $100,103      $69,683      $72,255     $78,175      $80,506

Shareholders' equity              $191,226      $199,342       $189,530     $196,660     $191,993    $189,209     $190,303

Percent long-term debt to
 debt and equity                     34.0%         33.1%          34.6%        26.2%        27.3%       29.2%        29.7%

Equity per common share             $20.91        $21.81         $20.73       $21.57       $21.13      $20.88       $20.43

Common shares outstanding        9,146,941     9,141,514      9,141,508    9,118,912    9,086,034   9,063,834    9,315,535



<F*> As reported in Company's Annual Report.

                         PART II.  OTHER INFORMATION


Item 4.  Results of Votes of Security Holders
- ---------------------------------------------

The Annual Shareholders Meeting was held on May 29, 1996. The Items on the agenda other than the election of Directors were two shareholder proposals, both of which were defeated by the shareholders.

APPROVAL OF GOLDEN PARACHUTE AGREEMENTS   The shareholder requested
that the Board of Directors adopt a policy against entering into future agreements with officers and directors of the corporation which provide compensation contingent on a change of control of the corporation, unless such compensation agreements were submitted to a vote of the shareholders and approved by a majority of shares voting on the issue.

Votes:                    For        Against       Abstain      Broker Non-Vote
                          ---        -------       -------      ---------------
                       2,543,922    3,889,002      345,344          921,453

ELIMINATION OF CLASSIFIED BOARD OF DIRECTORS   The submitting shareholder
requested that the Board of Directors take the necessary steps, in accordance with state law, to declassify the Board of Directors so that all directors are elected annually, such declassification to be effected in a manner that does not affect the unexpired terms of directors previously elected.

Votes:                    For        Against       Abstain      Broker Non-Vote
                          ---        -------       -------      ---------------
                       2,586,714    3,972,852      220,712          919,443

NOMINEES FOR DIRECTORS:

                           For        Withheld
                           ---        --------
Earle H. Harbison, Jr.  7,032,128     667,593

Charles W. Mueller      7,621,978      77,743

William A. Peck         7,621,411      78,310

Item 6. Exhibit and Reports on Form 8-K
- ---------------------------------------

(a)
       See Exhibit Index included herein on page 7.

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the second quarter ended July 27, 1996.

EXHIBIT INDEX

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



10.22 Amendment to Angelica Corporation Supplemental Plan, dated July 30, 1996.<F*>

10.23 Seventh Amendment to Angelica Corporation Pension Plan as amended and restated, dated July 30, 1996.<F*>

10.24 Thirteenth Amendment to Angelica Corporation Retirement Savings Plan as amended and restated, dated July 30, 1996.<F*>

27      Financial Data Schedule<F*>

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Angelica Corporation
                                            --------------------
                                            (Registrant)



Date: September  6, 1996                    /s/ T.M. Armstrong
                                            -----------------------------------
                                            T. M. Armstrong
                                            Senior Vice President -
                                            Finance and Administration
                                            Chief Financial Officer
                                            (Principal Financial Officer)





                                            /s/ L. Linden Mann
                                            -----------------------------------
                                            L. Linden Mann
                                            Controller
                                            (Principal Accounting Officer)