Form 10-Q
period 1996-10-26
ANGELICA CORP /NEW/
filed 1996-12-02
CIK 6571

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


    For The Quarter Ended                             Commission File
       October 26, 1996                                 Number 1-5674


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


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X     No
                                      ----      -----


The number of shares outstanding of Registrant's Common Stock, par value $1.00 per share, at November 27, 1996 was 9,130,839 shares.

===============================================================================

                     ANGELICA CORPORATION AND SUBSIDIARIES

            INDEX TO FINANCIAL STATEMENTS AND SUPPORTING SCHEDULES

                FOR OCTOBER 26, 1996 FORM 10-Q QUARTERLY REPORT



                                                             Page Number Reference
                                                   -------------------------------------

                                                                        Quarterly Report
                                                                               to
                                                      Form 10-Q           Shareholders
                                                     ----------        -----------------

PART I.   FINANCIAL INFORMATION:

   Consolidated Statements of Income -
     Third quarter and Three Quarters Ended
     October 26, 1996 and October 28, 1995                                     3


   Consolidated Balance Sheets -
     October 26, 1996 and January 27, 1996                                     4


   Consolidated Statements of Cash Flows -
     Three Quarters Ended October 26, 1996
     and October 28, 1995                                                      5


   Notes to Consolidated Financial
     Statements                                           2


   Management's Discussion and Analysis
     of Operations and Financial Condition               3-4


   Exhibit A - Quarterly Report to
     Shareholders                                         5


PART II.  OTHER INFORMATION                              6-10

                     ANGELICA CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        QUARTER ENDED OCTOBER 26, 1996


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

(2) See Index to Financial Statements and Supporting Schedules on page 1. Those pages of the Angelica Corporation and Subsidiaries Quarterly Report to Shareholders for the quarter ended October 26, 1996, listed in such index are incorporated herein by reference. The pages of the Quarterly Report to Shareholders which are not listed on the index and therefore not incorporated herein by reference are furnished for the information of the Commission but are not to be deemed "filed" as a part of this report. The Quarterly Report to Shareholders referred to herein is located immediately following page 4 of this report.

(3) For purposes of the Consolidated Statements of Cash Flows, the Company considers short-term, highly liquid investments which are readily convertible into cash, as cash equivalents.

     Cash payments for income taxes were $2,883,000 and $5,060,000 in the three quarters of fiscal 1997 and 1996, respectively; and in these periods interest payments were $6,015,000 and $5,212,000, respectively.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

                            AND FINANCIAL CONDITION

                        QUARTER ENDED OCTOBER 26, 1996

Analysis of Operations
----------------------
                                             Third Quarter Ended         Three Quarters Ended
                                           ------------------------   --------------------------

                                           October 26,  October 28,   October 26,    October 28,
                                               1996         1995          1996          1995
                                           -----------  -----------   -----------    -----------
Sales and Textile Service Revenues
----------------------------------
(Dollars in thousands)

Textile Services                             $ 64,812     $ 63,525      $195,330       $191,942
Manufacturing and Marketing                    44,959       46,114       134,911        139,106
Retail Sales                                   20,984       19,542        58,116         53,764
Intersegment Sales                             (6,505)      (5,586)      (19,878)       (15,530)
                                             --------     --------      --------       --------
                                             $124,250     $123,595      $368,479       $369,282
                                             ========     ========      ========       ========

Gross Profit
------------
(Dollars in thousands)

Textile Services                             $ 10,229     $ 11,641      $ 35,149       $ 37,492
Manufacturing and Marketing                     9,887        9,995        29,033         30,543
Retail Sales                                   11,542       10,799        31,783         29,324
                                             --------     --------      --------       --------
                                             $ 31,658     $ 32,435      $ 95,965       $ 97,359
                                             ========     ========      ========       ========

Combined sales and textile service revenues were up 0.5 percent for the third quarter ended October 26, 1996, and down 0.2 percent in the three quarters of this year compared with prior year periods. Excluding acquisitions made over the past year, combined sales and textile service revenues would have been down 2.7 percent and 3.9 percent, respectively. In the Textile Services third quarter segment revenues rose 2.0 percent, with the increase being the result of acquisitions. Third quarter results were substantially lower than last year, having been adversely affected by lower than expected revenues and an unexpected increase in pressure on prices and margins from health care customers. Also, a few plants continue to experience operating or cost control problems which have affected results. Third quarter sales of the Manufacturing and Marketing segment decreased 2.5 percent compared with the same quarter last year, and gross profit decreased slightly. In the domestic operations of this segment, sales were slightly below expectations in both the health care and hospitality markets. Third quarter operating results improved in Canada but were more than offset by lower results in the U.S. and the United Kingdom. In the Life Retail Stores segment, third quarter sales increased 7.4 percent, as a result of acquisitions made in the past year and a 2.0 percent increase in same-store sales. Gross profit of this segment increased at a rate slightly less than the sales increase.

Selling, general and administrative expenses increased $698,000 or 2.8 percent in the third quarter with the majority of the increase being the result of acquisitions. These expenses increased as a percent of combined sales and textile service revenues from 20.3 percent to 20.6 percent in the third quarter of fiscal 1997.

Financial Condition
-------------------

The Company had working capital of $167,136,000 and a current ratio of 3.9 to 1 at October 26, 1996, compared with $185,467,000 and 4.9 to 1 a year ago and $181,043,000 and 5.0 to 1 at the beginning of the year. Lower working capital and current ratio were the result of the use of cash and incurrence of short-term debt to finance capital expenditures and acquisitions. The ratio of long-term debt to debt-plus-equity was 34.1 percent at the close of the second quarter, compared with 34.6 percent at the beginning of the year and 33.7 percent a year ago.

Operating activities provided a total cash flow of $17,319,000 in the first three quarters compared with $17,704,000 in the first three quarters last year, with lower net income being offset by lower working capital requirements. Uses of cash flow included $19,295,000 for capital expenditures and $5,725,000 for acquisitions. Capital expenditures include outlays for three new Textile Services plants to replace existing plants as part of the restructuring plan adopted at the end of the last fiscal year. Financing activities reflect the issuance of short-term borrowing of $7,300,000 offset by the normal sinking fund payments of long-term debt and the payment of dividends. No material change in the Company's future aggregate cash requirements is foreseen at the present time.

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

                                                                      EXHIBIT A

                         [letterhead of Angelica]



                                                              November 13, 1996

Dear Shareholder:

After a small second quarter earnings increase, we are very disappointed to report that third quarter earnings declined significantly compared to the same quarter last year. Third quarter combined sales and textile service revenues were $124,250,000, an increase of 0.5 percent over $123,595,000 last year. Pretax income of $2,942,000 compared with $4,608,000 in the prior year period, and net income of $1,824,000 decreased 35.6 percent from $2,834,000 last year. Net income per share was $.20 versus $.31 in the third quarter last year.

For the first three quarters this year, combined sales and textile service revenues were $368,479,000 versus $369,282,000 in last year's three quarters, a decrease of 0.2 percent. Pretax income was $12,191,000, which compared with $14,501,000 in the same period last year. Net income decreased 15.3 percent to $7,558,000 compared with last year's $8,918,000, and earnings per share for the three quarters were $.83 versus $.98 last year.

A third quarter earnings improvement by the Life Retail Stores segment was not enough to offset significantly lower earnings in the Textile Services segment and moderately lower earnings in the Manufacturing and Marketing segment. For the first three quarters, a significant earnings gain by Life Stores was offset by declines in earnings in both the Textile Services and the Manufacturing and Marketing segments.

Revenues of the Textile Services segment increased 2.0 percent in the third quarter, with the increase being the result of acquisitions made in the last twelve months. The significant decline in third quarter earnings was the result of lower than expected revenues (principally due to unplanned losses of customers) combined with an unexpected increase in margin pressure. The recently implemented strategy to hold the line against further price reductions resulted in customer losses and significant earnings deterioration in certain plants. Some of these customers should return to Angelica as they realize that service and quality from a lower price supplier are not up to the customer's standards, but the timing of this is unknown. Pricing strategies have been reviewed and will be carefully monitored so that similar customer losses should not recur. Pricing pressures from a few privately-owned competitors also continue to be a problem. Overall, operating costs have remained under good control, with the exception of a few plants where additional management attention has been directed to improve performance. The most significantly increased operating cost has been linen amortization expense, which is being adversely affected by the growing tendency of health care customers to resist the well-established industry practice of paying for lost and misused linens. Inability to collect loss charges increases linen amortization expense and reduces gross margin. More emphasis is being placed on this cost area to gain better control and to provide better justification of loss charges, which will aid in collection where warranted. Operating cost benefits of the restructuring adopted last year, by closing certain plants and consolidating volume into other plants, are being realized but more slowly than anticipated. Moreover, the shut-down costs of two plants closed this year were higher than anticipated, adversely affecting earnings. This is behind us now and will not negatively affect fourth quarter earnings. Our new plant at Rockmart, Georgia, replacing plants in Rome, Georgia, and Montgomery, Alabama, performed well in the third quarter, and we are very pleased with the job our management has done to bring this plant on line at volume levels higher than expected. While fourth quarter earnings of this segment are expected to be below last year, the rate of decline should be lower than in the third quarter.

Third quarter sales of the Manufacturing and Marketing segment decreased 2.5 percent, and earnings were moderately lower than last year. Improved earnings in Canada were more than offset by lower results in the United States and United Kingdom. In the U.S., incoming business was essentially unchanged from last year, but below expectations in both health care and hospitality markets. Declines in sales and margins in the U.K. caused its third quarter loss to exceed last year. Efforts to improve sales in the U.S. and the U.K. by re-examination of sales and marketing strategy are continuing and should produce positive results in the future. A change in marketing strategy and reduced operating costs resulted in our Canadian operations having much improved results in the third quarter and first three quarters this year. This improvement in Canada is expected to continue. The Manufacturing and Marketing segment as a whole is expected to have improved fourth quarter results compared with last year, and for the full year this segment's earnings should be close to or slightly better than last year.

Life Retail Stores' third quarter sales rose 7.4 percent due to a 2.0 percent increase in same-store sales plus acquisitions made in the last twelve months. While third quarter earnings increased, the rate of increase was slower than in the first two quarters. This year, Life has acquired 23 stores and closed five underperforming stores, and currently is operating 287 stores. Two stores acquired this year were located in Baltimore, Maryland, a new marketing area for Life. Despite the moderated earnings gains compared with earlier quarters, results for the three quarters show an excellent increase over last year, and Life Stores is expected to post another year of record results.

Recently, we announced an important highlight of our sales and marketing efforts this year. Angelica has formed an alliance with Standard Textile Company, Cincinnati, Ohio, for the purpose of contracting with Premier Purchasing Partners, Westchester, Illinois, which is the nation's largest health care group purchasing organization and an affiliate of Premier, Inc., the largest health care alliance enterprise in the U.S. The Alliance partners (Angelica and Standard Textile) have entered into a five-year agreement with Premier Purchasing Partners under which the Alliance partners will be preferred suppliers of a full range of health care textiles, garments and textile services to Premier's 1,800 hospital and health care owners and affiliates. The agreement is a dual source contract with another textile supplier. Importantly, products and services available from all three Angelica business segments are being offered to Premier hospitals and institutions. Under the agreement, Premier Purchasing Partners will actively support conversion to the Alliance's products and services by those Premier facilities not already being served by the Alliance partners. Angelica is pleased to be a party to this arrangement with not only one of the country's most respected textile suppliers but also with the largest health care alliance enterprise, and it presents a significant opportunity to increase Angelica's future sales and revenues.

Although third quarter results were disappointing and fell far short of our expectations, fourth quarter results should be very close to last year's fourth quarter before the restructuring charge. We also believe long-term prospects for Angelica continue to be encouraging, as demonstrated by the decision of Premier to use products and services of Angelica to help reduce costs of its member hospitals. In addition, we believe that in time other hospitals will decide to outsource their textile processing needs to reduce costs, which should provide sufficient additional revenues to Angelica to overcome current margin pressures. While the health care market still offers great long-term opportunities, it will remain very cost competitive near term. Other markets we serve are experiencing good economic conditions, and this will help improve future results. We appreciate the patience of our shareholders during these tough market conditions. In the long term, we believe your patience will be rewarded.

Respectfully submitted,

/s/ Lawrence J. Young

Lawrence J. Young
Chairman of the Board and President

CONSOLIDATED STATEMENTS OF INCOME
Angelica Corporation and Subsidiaries
Unaudited
(Dollars in thousands, except per share amounts)

                                                Third Quarter Ended                        Three Quarters Ended
                                          ------------------------------              -----------------------------
                                          October 26,        October 28,              October 26,       October 28,
                                              1996               1995                     1996              1995
                                          -----------        -----------              -----------       -----------
Textile service revenues                    $ 64,812           $ 63,525                 $195,330          $191,942
Net sales                                     59,438             60,070                  173,149           177,340
                                            --------           --------                 --------          --------
                                             124,250            123,595                  368,479           369,282
                                            --------           --------                 --------          --------

Cost of textile services                      54,583             51,884                  160,181           154,450
Cost of goods sold                            38,009             39,276                  112,333           117,473
                                            --------           --------                 --------          --------
                                              92,592             91,160                  272,514           271,923
                                            --------           --------                 --------          --------

Gross profit                                  31,658             32,435                   95,965            97,359
                                            --------           --------                 --------          --------

Selling, general and
 administrative expenses                      25,579             24,881                   74,655            73,454
Interest expense                               2,417              2,342                    7,115             6,775
Other expense, net                               720                604                    2,004             2,629
                                            --------           --------                 --------          --------
                                              28,716             27,827                   83,774            82,858
                                            --------           --------                 --------          --------

Income before income taxes                     2,942              4,608                   12,191            14,501
Provision for income taxes                     1,118              1,774                    4,633             5,583
                                            --------           --------                 --------          --------

Net income                                  $  1,824           $  2,834                 $  7,558          $  8,918
                                            ========           ========                 ========          ========

Net income per share<F*>                    $    .20           $    .31                 $    .83          $    .98
                                            ========           ========                 ========          ========

Dividends per common share                  $    .24           $    .24                 $    .72          $    .71
                                            ========           ========                 ========          ========

<F*>Based upon weighted average number of common and common equivalent shares outstanding of 9,148,718 and 9,139,774 for fiscal periods of 1997 and 1996, respectively.

CONSOLIDATED BALANCE SHEETS
Angelica Corporation and Subsidiaries
Unaudited
(Dollars in thousands)
                                                           October 26, 1996  January 27, 1996
                                                           ----------------  ----------------
ASSETS
------
Current Assets:
 Cash and short-term investments                               $  2,820          $ 11,029
 Receivables, less reserves of $3,873 and $2,687                 67,446            67,164
 Inventories:
  Raw material                                                   26,807            27,612
  Work in progress                                                6,771             6,033
  Finished goods                                                 72,797            70,412
                                                               --------          --------
                                                                106,375           104,057

 Linens in service                                               44,200            40,295
 Prepaid expenses                                                 4,641             4,036
                                                               --------          --------
  Total Current Assets                                          225,482           226,581
                                                               --------          --------

Property and Equipment                                          213,338           194,007
Less -- reserve for depreciation                                111,480           103,213
                                                               --------          --------
                                                                101,858            90,794
                                                               --------          --------

Goodwill                                                          8,058             8,384
Other Acquired Assets                                             9,164             9,714
Cash Surrender Value of Life Insurance                           13,270            12,595
Miscellaneous                                                     7,243             5,159
                                                               --------          --------
                                                                 37,735            35,852
                                                               --------          --------
Total Assets                                                   $365,075          $353,227
                                                               ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
 Short-term debt                                               $  7,300          $  --
 Current maturities of long-term debt                             2,681             2,681
 Accounts payable                                                17,529            17,238
 Accrued expenses                                                28,775            25,302
 Income taxes                                                     2,061               317
                                                               --------          --------
  Total Current Liabilities                                      58,346            45,538
                                                               --------          --------

Long-Term Debt, less current maturities                          98,552           100,103
Other Long-Term Obligations                                      17,346            18,056

Shareholders' Equity:
 Preferred Stock:
  Class A, Series 1, $1 stated value,
   authorized 100,000 shares, outstanding:  none                  --                --
  Class B, authorized 2,500,000 shares, outstanding: none         --                --
 Common stock, $1 par value, authorized 20,000,000
   shares, issued:  9,471,538                                     9,472             9,472
 Capital surplus                                                  4,196             4,196
 Retained earnings                                              188,166           187,328
 Translation adjustment                                          (1,901)           (2,439)
 Common Stock in treasury, at cost: 340,699 and 330,030          (9,102)           (9,027)
                                                               --------          --------
                                                                190,831           189,530
                                                               --------          --------
Total Liabilities and Shareholders' Equity                     $365,075          $353,227
                                                               ========          ========

CONSOLIDATED STATEMENTS OF CASH FLOWS
Angelica Corporation and Subsidiaries
Unaudited
(Dollars in thousands)

                                                               Three Quarters Ended
                                                      ---------------------------------------
                                                      October 26, 1996       October 28, 1995
                                                      ----------------       ----------------
Cash flows from operating activities:
  Net income                                              $  7,558               $  8,918
  Non-cash items included in net income:
    Depreciation                                             9,929                 10,249
    Amortization of acquisition costs                        2,546                  3,046
  Change in working capital components,
   net of businesses acquired                                  785                 (2,313)
  Other, net                                                (3,499)                (2,196)
                                                          --------               --------
   Net cash provided by operating activities                17,319                 17,704
                                                          --------               --------


Cash flows from investing activities:
  Expenditures for property and equipment, net             (19,295)                (5,768)
  Cost of businesses acquired                               (5,725)               (10,218)
                                                          --------               --------
    Net cash used in investing activities                  (25,020)               (15,986)
                                                          --------               --------


Cash flows from financing activities:
  Proceeds from issuance of  long-term debt                  --                    30,000
  Proceeds from issuance of short-term debt                  7,300                  --
  Long-term and short-term debt repayments                  (1,551)               (22,393)
  Debt assumed in acquisition                                --                     3,130
  Dividends paid                                            (6,589)                (6,489)
  Other, net                                                   332                    777
                                                          --------               --------
   Net cash provided by (used in) financing activities        (508)                 5,025
                                                          --------               --------


Net increase (decrease) in cash
  and short-term investments                                (8,209)                 6,743
Balance at beginning of year                                11,029                  2,211
                                                          --------               --------
Balance at end of period                                  $  2,820               $  8,954
                                                          ========               ========

SUMMARY FINANCIAL POSITION DATA
Angelica Corporation and Subsidiaries
(Dollars in thousands, except ratios, shares and per share amounts)


                                         (Unaudited)                              Year Ended January<F*>
                                  ------------------------       -----------------------------------------------------
                                  October 26,  October 28,
                                     1996         1995           1996         1995        1994         1993       1992
                                  -----------  -----------       ----         ----        ----         ----       ----
Working capital                     $167,136     $185,467       $181,043     $150,734    $157,188     $161,129   $160,379

Current ratio                       3.9 to 1     4.9 to 1       5.0 to 1     3.2 to 1    4.0 to 1     4.7 to 1   4.2 to 1

Long-term debt                      $ 98,552     $101,395       $100,103      $69,683     $72,255      $78,175    $80,506

Shareholders' equity                $190,831     $199,866       $189,530     $196,660    $191,993     $189,209   $190,303

Percent long-term debt to
 debt and equity                       34.1%        33.7%          34.6%        26.2%       27.3%        29.2%      29.7%

Equity per common share               $20.90       $21.86         $20.73       $21.57      $21.13       $20.88     $20.43

Common shares outstanding          9,130,839    9,141,514      9,141,508    9,118,912   9,086,034    9,063,834  9,315,535


<F*>As reported in Company's Annual Report.

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


Exhibit
Number      Exhibit
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


10.11 Supplemental and Deferred Compensation Trust - Form 10-K for fiscal year ended 2/1/92, exhibit 19.5.<F**>

10.12 Management Retention Trust - Form 10-K for fiscal year ended 2/1/92, exhibit 19.4.<F**>

10.13       Performance Shares Plan for Selected Senior Management (restated)
            - Form 10-K for fiscal year ended 1/26/91, exhibit 19.3.<F**>

10.14 Management Retention and Incentive Plan (restated) - Form 10-K for fiscal year ended 1/26/91, exhibit 19.1.<F**>

10.15 Non-Employee Directors Stock Plan - Form 10-K for fiscal year ended 1/27/90, exhibit 10.3, incorporating all amendments thereto through the date of this filing.<F**>

10.16 Restated Deferred Compensation Plan for Non-Employee Directors - Form 10-K for fiscal year ended 1/28/84, exhibit 10 (v), incorporating all amendments thereto through the date of this filing.<F**>

10.17 Restated Angelica Corporation Stock Bonus and Incentive Plan (Incorporating Amendments Adopted Through October 25, 1994)- Form 10-K for fiscal year ended 1/28/95, Exhibit 10.20, incorporating all amendments thereto through the date of this filing.<F**>

10.18 Angelica Corporation Pension Plan as Amended and Restated - Form 10-K for fiscal year ended 1/26/91, exhibit 19.7, incorporating all amendments thereto through the date of this filing.<F**>

10.19 Angelica Corporation 1994 Non-Employee Directors Stock Plan, incorporated by reference to Appendix A of the Company's Proxy Statement for the Annual Meeting of Shareholders held on May 23, 1995.<F**>

10.20 Specimen form of Stock Option Agreement under the Angelica Corporation Stock Option Plan - Form 10-K for fiscal year ended 1/27/96, exhibit 10.20.<F**>

10.21 Specimen form of Stock Option Agreement under the Angelica Corporation 1994 Performance Plan - Form 10-K for fiscal year ended 1/27/96, exhibit 10.21.<F**>


10.22 Fourteenth Amendment to Angelica Corporation Retirement Savings Plan as amended and restated, dated October 29, 1996.<F*>

27          Financial Data Schedule<F*>

                          PART II.  OTHER INFORMATION
                     ANGELICA CORPORATION AND SUBSIDIARIES


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)    See Exhibit Index included herein on page 6.

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the third quarter ended October 26, 1996.

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



                                       Angelica Corporation
                                       --------------------
                                           (Registrant)



Date:  December 2, 1996                /s/ T. M. Armstrong
                                       ----------------------------------------
                                       T. M. Armstrong
                                       Senior Vice President -
                                       Finance and Administration
                                       Chief Financial Officer
                                       (Principal Financial Officer)




                                       /s/ L. Linden Mann
                                       ----------------------------------------
                                       L. Linden Mann
                                       Controller
                                       (Principal Accounting Officer)