Form 10-K405
period 1997-01-25
ANGELICA CORP /NEW/
filed 1997-04-22
CIK 6571

                    SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                             --------------------

                                  FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                  OF 1934

                 For the Fiscal Year Ended January 25, 1997

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


                                                       Name of each exchange
        Title of each class                             on which registered
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

       $161,312,544                                  April 7, 1997
--------------------------                      ------------------------
          Value                                     Date of Valuation

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of April 7, 1997.


           Common Stock, $1.00 par value, 9,146,789 shares outstanding.

                        DOCUMENTS INCORPORATED BY REFERENCE

1) Portions of the Annual Report to Shareholders for year ended 1/25/97 are incorporated in Parts I, II & IV; 2) Portions of the Proxy Statement dated 4/16/97 are incorporated in Part III.

                                    PART I
                                    ------

Item 1.  Business
-----------------

GENERAL DEVELOPMENT OF BUSINESS

Angelica Corporation (the "Company") and its subsidiaries provide products and services to a wide variety of institutions and individuals, which are in primarily three markets: health services, hospitality and other service industries. The Company was founded in 1878 and was incorporated as Angelica Corporation in 1968.

The Company's businesses are reported in three industry segments: Textile Services, Manufacturing and Marketing and Retail Sales. Information about the Company's industry segments appears on page 27 of the Company's Annual Report to Shareholders for the year ended January 25, 1997 (hereinafter "Annual Report") and is incorporated herein by reference. This information includes for each segment sales and textile service revenues, earnings, identifiable assets, depreciation and capital additions for each of the five years in the period ended January 25, 1997.

Textile Services
----------------

This segment has 34 plants generally in or near major metropolitan areas in the United States principally providing textile rental and laundry services for health care institutions, presently servicing approximately 1,000 institutions with approximately 161,000 beds. This segment also provides general linen services in selected areas, principally to hotels, casinos, motels and restaurants.

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

Manufacturing and Marketing
---------------------------

The Company's Manufacturing and Marketing operations consist of Angelica Image Apparel in the United States and smaller operations in Canada and the United Kingdom, collectively engaged in the manufacture and sale of uniforms and business career apparel for a wide variety of institutions and businesses. The raw materials used by Angelica Image Apparel in the conduct of its business consist principally of textile piece goods, thread, and trimmings, such as buttons, zippers and labels. The Company purchases piece goods from most major United States manufacturers of textile products. These materials are available from a number of sources.

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

Retail Sales
------------

The Retail Sales segment is a specialty retailer offering uniforms and duty shoes primarily for nurses and other health care professionals through a nationwide chain of 286 retail stores under the name of Life Uniform and Shoe Shops, located primarily in malls and strip shopping centers.

The Company believes there are approximately 2,500 specialty retail stores in the U.S., primarily privately-owned, offering merchandise comparable to that offered by the Company's Retail Sales segment. In addition, such merchandise is also offered by others, including some large apparel retailers. Retail operations are conducted under highly competitive conditions in the local area where each of the Company's stores is located, with competition being on the basis of store location, merchandise selection and value. Industry statistics are not available, but the Company believes its Retail Sales segment is the nation's largest specialty retailer offering uniforms and duty shoes to nurses and other health care professionals.

Additional Information
----------------------

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

Research and Development
------------------------

Angelica Image Apparel carries on research, development and testing programs both internally and in cooperation with independent laboratories and research institutions, and works with suppliers to develop specialized fabrics to improve performance and to meet specific technological requirements. The dollar amount spent is not significant.

Environmental Considerations
----------------------------

The Company does not expect any material expenditures will be required in order to comply with any Federal, state or local environmental regulations.

Employees
---------

The Company employs approximately 10,100 persons (including approximately 850 part-time employees).

Financial Information about Foreign and Domestic Operations and
Export Sales
---------------------------------------------------------------

The information required by this Item is hereby incorporated by reference to
Note 10 of "Notes to Consolidated Financial Statements" appearing on page 27 of the Company's Annual Report to Shareholders for the year ended January 25, 1997.

Item 2.  Properties
-------------------

The Company's real estate, both owned and leased, which is used in its Manufacturing and Marketing segment, at January 25, 1997 was comprised of 18 manufacturing plants in the United States, one plant in Costa Rica, and one plant in Great Britain, plus appropriate warehouses and sales facilities in the United States, Canada and the United Kingdom. As of January 25, 1997, 34 laundries plus warehouse facilities located in 16 states were used in the Textile Services segment, and 286 retail specialty stores located in 36 states were used in the Retail Sales segment. In the opinion of the Company, all such facilities are maintained in good condition and are adequate and suitable for the purposes for which they are used. The manufacturing facilities are normally fully utilized and operate generally on a one-shift basis. Laundry facilities generally are not fully utilized, although some of them operate on a multi-shift basis. The Company estimates that output of these facilities could be increased by 20 percent with existing equipment by working longer hours and by an additional 25 percent (for a total of 45 percent) by working longer hours plus installation of additional equipment. As a part of the restructuring plan adopted in January, 1996, the Company is in the process of closing certain of its laundries and transferring the volumes being processed in those plants to other of the Company's laundries, thereby achieving economies of scale and greater efficiencies in operation. In addition, as part of the restructuring plan three other laundries are being replaced by the construction of new facilities nearby. One of those replacement facilities has been completed and is in operation, and the other two were under construction at January 25, 1997. A substantial portion of the real estate utilized by the Company is leased. Capitalized leases, primarily utilized by the Manufacturing and Marketing segment, represent approximately 1% of the net book value of all fixed assets at January 25, 1997. No difficulty in renewing leases which expire in the near future is anticipated by the Company.

Real estate which is owned by the Company is approximately 52% of the net book value of all fixed assets. There is no individual parcel of real estate owned or leased which is of material significance to the Company's total assets.

Item 3.  Legal Proceedings
--------------------------

The Company is not a party, and none of its property is subject, to any material pending legal proceeding other than ordinary routine litigation incidental to the business. Management believes that liabilities, if any, resulting from pending routine litigation in the ordinary course of the Company's business should not materially affect the financial condition or operations of the Company.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

No matters were submitted to a vote of shareholders during the fourth quarter of the Company's year ended January 25, 1997.

Executive Officers of the Registrant
------------------------------------
                                         Present Position (and                      Year First
                                         Prior Offices During Past                  Elected As
      Name                               Five Years) <F1><F2>                       An Officer         Age
      ----                               -------------------------                  ----------         ---
Lawrence J. Young <F3>                   Chairman of the Board,                         1975            52
                                         President, Chief Executive
                                         Officer and Director;
                                         President, Angelica Image
                                         Apparel, a division of Angelica
                                         Corporation

Theodore M. Armstrong                    Senior Vice President-                         1986            57
                                         Finance and Administration
                                         and Chief Financial Officer



Jill Witter                              Vice President, General Counsel                1985            42
                                         and Secretary

L. Linden Mann                           Controller and Assistant                       1978            57
                                         Secretary

Thomas M. Degnan <F4>                    Treasurer                                      1993            41

Michael E. Burnham <F5>                  Vice President; President,                     1993            45
                                         Life Uniform and Shoe Shops,
                                         subsidiaries of Angelica
                                         Corporation

Alan D. Wilson <F6>                      Vice President; President,                     1995            54
                                         Angelica Textile
                                         Services, subsidiaries of
                                         Angelica Corporation

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

<F4>  Thomas M. Degnan has been Treasurer of the Company since March 30, 1993.
      He was Assistant Treasurer from May 23, 1989 to March 30,
      1993.

<F5>  Michael E. Burnham has been a Vice President of the Company since
      May 25, 1993 and President of Life Uniform and Shoe Shops since August 1, 1990.

<F6>  Alan D. Wilson has been a Vice President of the Company and
      President of Angelica Textile Services since March 15, 1995. Prior to that he was, and continues to be, President of the Eastern Division of Angelica Textile Services.

None of the executive officers of the Company are related to each other.

There are no arrangements or understandings between any executive officer of the Company and any other person pursuant to which such officer was selected.

                                   PART II
                                   -------


Item 5.  Market for Registrant's Common Equity and Related
----------------------------------------------------------
Stockholder Matters
-------------------

The information required by this item is included under the caption "Common Stock Data" on page 29 of the Company's Annual Report and is incorporated herein by reference. The number of shareholders of record was 1,483 at April 7, 1997. The Company's Board of Directors regularly reviews the dividends paid, and the Company expects to continue to pay dividends. However, there can be no assurance that dividends will be paid in the future since they are dependent on earnings, the financial condition of the Company and other factors.

Item 6.  Selected Financial Data
--------------------------------

The information required by this item is included under the caption "Financial Summary-11 Years" on pages 30 and 31 of the Company's Annual Report and is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
----------------------------------------------------------
Condition and Results of Operations
-----------------------------------

The information required by this item is included in the text contained under the caption "Financial Review" on pages 17 and 18 of the Company's Annual Report and is incorporated herein by reference. The Company does not believe the effects of inflation and changing prices have been, or will be, material to the Company's results of operations.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

The information required by this item appears on pages 19 through 28 of the Company's Annual Report and is incorporated herein by reference. The financial statement schedule listed at Item 14(a)(2) is incorporated herein by reference.

Item 9.  Changes in and Disagreements With Accountants on
---------------------------------------------------------
Accounting and Financial Disclosure
-----------------------------------

Not Applicable.

                              PART III
                              --------


Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

Information with respect to Directors of the Company under the captions "Information About Nominees for Directors" and "Information About Directors Continuing in Office," on page 3 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 1997, (hereinafter "Proxy Statement") is incorporated herein by reference. Information with respect to executive officers of the Company appears under the caption "Executive Officers of the Registrant" on pages 4 and 5 of Part I of this Form 10-K.

Item 11.  Executive Compensation
--------------------------------

Information with respect to executive compensation under the captions "Compensation of Directors and Other Information Concerning the Board and its Committees" on pages 3 and 4, "Summary Compensation Table" on page 7, "Option Grants in Last Fiscal Year" on page 8, "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values" on page 9, "Employment Contracts and Termination of Employment and Change-In-Control Arrangements" on pages 9 through 11, and "Pension Plan" on page 13 of the Company's Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

Information with respect to security ownership of certain beneficial owners and management under the caption "Beneficial Ownership of the Company's Securities" on pages 5 and 6 of the Company's Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

Not applicable.

                                   PART IV
                                   -------


Item 14.  Exhibits, Financial Statement Schedules, and Reports on
-----------------------------------------------------------------
Form 8-K
--------

                                                                  Annual Report
(a)   Document List                                                    Page
      -------------                                               -------------
      1.    Financial Statements
            --------------------

            The following financial statements are
            incorporated by reference herein and in
            Item 8 above from the Company's Annual Report to Shareholders for the year ended
            January 25, 1997:

            (i)   Consolidated Statements of Income -                   19
                  Years ended January 25, l997,
                  January 27, 1996 and January 28, 1995

            (ii)  Consolidated Balance Sheets - January                 20
                  25, 1997 and January  27, 1996

            (iii) Consolidated Statements of Share-                     21
                  holders' Equity - Years ended
                  January 25, 1997, January 27, 1996,
                  and January 28, 1995

            (iv)  Consolidated Statements of Cash Flows-                22
                  Years ended January 25, 1997, January 27,
                  1996, and January 28, 1995

            (v)   Notes to Consolidated Financial State-                23-28
                  ments

            (vi)  Report of Independent Public                          29
                  Accountants

      2.    Supplementary Data and Financial Statement Schedule
            ---------------------------------------------------
            (i)   The supplementary data entitled
                  "Unaudited Quarterly Financial Data"
                  is incorporated by reference herein
                  and in Item 8 above from page 28 of
                  the Company's Annual Report.

           (ii) The following financial statement schedule is submitted as a separate section of this report beginning at page 13:

                  Schedule II - Valuation and Qualifying
                  Accounts - For the Three Years Ended
                  January  25, 1997

All other schedules are not submitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto.

          (iii) Report of Independent Public Accountants on Schedule II appears at page 12 of the Form 10-K.

      3.    Exhibits
            --------

            See Exhibit Index on pages 14-18 hereof for a list of all management contracts, compensatory plans and arrangements required by this item (Exhibit Nos. 10.1 through 10.34) and all other Exhibits filed or incorporated by reference as a part of this report.

(b)   Reports on Form 8-K
      -------------------

      The Registrant filed no reports on Form 8-K during the last quarter of the year ended January 25, 1997.

                                  SIGNATURE
                                  ---------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 ANGELICA CORPORATION
                                       ---------------------------------------
                                                     (Registrant)

                                       By:  /s/ L. J. Young
                                          ------------------------------------
                                          L.J. Young
                                          Chairman of the Board,
                                          President and Chief Executive
                                          Officer (Principal Executive
                                          Officer)
Date:  April 22, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:  /s/ T. M. Armstrong               By:  /s/ L. Linden Mann
   -------------------------------        -------------------------------------
   T. M. Armstrong                      L. Linden Mann
   Senior Vice President-               Controller
   Finance and Administration          (Principal Accounting Officer)
   and Chief Financial Officer
  (Principal Financial Officer)

    Earle H. Harbison, Jr. <F*>          Leslie F. Loewe        <F*>
----------------------------------     ----------------------------------------
   (Earle H. Harbison, Jr.)             (Leslie F. Loewe)
    Director                             Director

    Charles W. Mueller    <F*>           William A. Peck        <F*>
----------------------------------     ----------------------------------------
   (Charles W. Mueller)                 (William A. Peck)
    Director                             Director

    Elliot H. Stein       <F*>           William P. Stiritz     <F*>
----------------------------------     ----------------------------------------
   (Elliot H. Stein)                    (William P. Stiritz)
    Director                             Director

    H. Edwin Trusheim     <F*>
----------------------------------
   (H. Edwin Trusheim)
    Director

By his signature below, L.J. Young has signed this Form 10-K on behalf of each person named above whose name is followed by an asterisk, pursuant to power of attorney filed with this Form 10-K.

                                          /s/ L.J. Young
                                         -------------------------------------
                                         L.J. Young, as attorney-in-fact
Date:  April 22, 1997

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                ----------------------------------------



To Angelica Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the Annual Report to Shareholders of Angelica Corporation and subsidiaries incorporated by reference in this Form 10-K, and have issued our report thereon dated March 11, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)2(ii) and appearing on page 13 is the responsibility of the Corporation's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                          /s/ Arthur Andersen LLP


                                          ARTHUR ANDERSEN LLP



St. Louis, Missouri,
March 11, 1997

                                                                      Schedule II



                             ANGELICA CORPORATION AND SUBSIDIARIES

                        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                           FOR THE THREE YEARS ENDED JANUARY 25, 1997
                                         (In Thousands)
                        -----------------------------------------------

                            Balance at       Charged                          Balance
                            Beginning       to Costs                         at End of
Description                 of Period     and Expenses     Deductions <Fa>     Period
-----------                 ----------    ------------    ----------------   ---------
Reserve for doubtful
accounts - deducted
from receivables in
the balance sheet


                                           YEAR ENDED JANUARY 25, 1997
                                           ---------------------------

                              $ 2,687          $ 1,417         $ 1,459         $ 2,645
                              =======          =======         =======         =======



                                           YEAR ENDED JANUARY 27, 1996
                                           ---------------------------

                              $ 2,699          $ 1,331         $ 1,343         $ 2,687
                              =======          =======         =======         =======



                                           YEAR ENDED JANUARY 28, 1995
                                           ---------------------------

                              $ 2,630          $ 1,622         $ 1,553         $ 2,699
                              =======          =======         =======         =======


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

 3.2        Current By-Laws of the Company, as last amended February 25, 1997.<F*>

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

 4.6        Term Loan Agreement between Angelica Corporation and The First National
            Bank of Boston dated as of October 2, 1995. Filed as and incorporated hereby by reference to



Exhibit
Number      Exhibit
------      -------
            Exhibit 4.6 to the Form 10-K for the fiscal year ended 1/27/96.

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

10.3        Form of Participation Agreement for the Angelica Corporation Management
            Retention and Incentive Plan (filed as Exhibit 10.3 to the Form 10-K for fiscal year ended 1/30/93 and incorporated herein by reference)  with revised schedule setting out executive officers covered under such agreements and the "Benefit Multiple" listed for each.<F*>

10.4        Angelica Corporation Stock Option Plan (As amended November 29, 1994) -
            Form 10-K for fiscal year ended 1/28/95, Exhibit 10.7.<F**>

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

10.8        Incentive Compensation Plan (restated) - Form 10-K for fiscal year ended
            1/27/90, Exhibit 19.11.<F**>

10.9        Deferred Compensation Option Plan for Selected Management Employees -
            Form 10-K for fiscal year ended


Exhibit
Number  Exhibit
------ --------
            1/26/91, Exhibit 19.9, incorporating all amendments thereto filed through the date of this filing.<F**>

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

10.16       Restated Deferred Compensation Plan for Non-Employee Directors - Form
            10-K for fiscal year ended 1/28/84, Exhibit 10 (v), incorporating all amendments thereto through the date of this filing.  The last amendment thereto was filed as Exhibit 10.25 to Form 10-K for the fiscal year ended 1/28/95<F**>

10.17       Restated Angelica Corporation Stock Bonus and Incentive Plan
            (Incorporating Amendments Adopted Through October 25, 1994)- Form 10-K for fiscal year ended 1/28/95, Exhibit 10.20, incorporating all amendments thereto through the date of this filing. The last amendment thereto was filed as Exhibit 10.23 to Form 10-K for the fiscal year ended 1/27/96.<F**>

10.18 Angelica Corporation Pension Plan as Amended and Restated - Form 10-K for fiscal year ended 1/26/91, Exhibit 19.7, incorporating all amendments thereto through the date of this filing.<F**>

10.19 Angelica Corporation 1994 Non-Employee Directors Stock Plan, incorporated by reference to Appendix A of the Company's Proxy
            Statement for the Annual Meeting of Shareholders held on May 23,
            1995.<F**>


Exhibit
Number  Exhibit
------ --------
10.20       Specimen form of Stock Option Agreement under the Angelica Corporation
            Stock Option Plan - Form 10-K for fiscal year ended 1/27/96, Exhibit
            10.20.<F**>

10.21       Form of Stock Option Agreement under the Angelica Corporation 1994
            Performance Plan (filed as Exhibit 10.21 to Form 10-K for fiscal year ended 1/27/96 and incorporated herein by reference) with four of the
            Company's executive officers, together with schedule identifying the officers and setting forth the material details in which the agreements differ from the form of agreement that is filed.<F*>

10.22 Form of Indemnification Agreement between the Company and each of its directors and executive officers, together with a schedule identifying the directors and executive officers executing such agreements.<F*>

10.23       Employment Agreement between the Company and Lawrence J. Young, dated
            November 27, 1996.<F*>

10.24 Employment Agreement between the Company and Theodore M. Armstrong, dated November 27, 1996.<F*>

10.25       Employment Agreement between the Company and Jill Witter, dated November
            27, 1996.<F*>

10.26       Employment Agreement between the Company and L. Linden Mann, dated
            November 27, 1996.<F*>

10.27       Employment Agreement between the Company and Alan D. Wilson, dated April
            2, 1997.<F*>

10.28       Employment Agreement between the Company and Michael E. Burnham, dated
            April 8, 1997.<F*>

10.29       Fourteenth Amendment to Angelica Corporation Retirement Savings Plan as
            amended and restated, dated October 29, 1996 - Form 10-Q for fiscal quarter ended October 26, 1996, Exhibit 10.22, incorporated herein by reference.<F**>

10.30       Amendment to Angelica Corporation Supplemental Plan, dated July 30, 1996
            - Form 10-Q for fiscal quarter ended July 27, 1996, Exhibit 10.22, incorporated herein by reference.<F**>


Exhibit
Number  Exhibit
------ --------
10.31       Amendment to Angelica Corporation Supplemental Plan, dated February 25,
            1997.<F*>

10.32       Seventh Amendment to Angelica Corporation Pension Plan as amended and restated, dated July 30, 1996 - Form 10-Q for fiscal quarter ended July
            27, 1996, Exhibit 10.23, incorporated herein by reference.<F**>

10.33       Thirteenth Amendment to Angelica Corporation Retirement Savings Plan as
            amended and restated, dated July 30, 1996 - Form 10-Q for fiscal quarter ended July 27, 1996, Exhibit 10.24, incorporated herein by reference.<F**>

10.34       Amendment to Angelica Corporation Deferred Compensation Option Plan for
            Selected Management Employees, dated February 25, 1997.<F*>

13          Certain portions of the Annual Report to Shareholders for the fiscal year ended January 25, 1997, which have been incorporated by reference.<F*>

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