Form 10-Q
period 1997-04-26
ANGELICA CORP /NEW/
filed 1997-06-04
CIK 6571

===============================================================================

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


   For The Quarter Ended                         Commission File
      April 26, 1997                              Number 1-5674



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

The number of shares outstanding of Registrant's Common Stock, par value $1.00 per share, at June 4, 1997 was 9,152,717 shares.

===============================================================================

                 ANGELICA CORPORATION AND SUBSIDIARIES

        INDEX TO FINANCIAL STATEMENTS AND SUPPORTING SCHEDULES

             FOR APRIL 26, 1997 FORM 10-Q QUARTERLY REPORT



                                                            Page Number Reference
                                                            ---------------------
                                                                       Quarterly Report
                                                                              to
                                                      Form 10-Q          Shareholders
                                                      ---------        ----------------
PART I.   FINANCIAL INFORMATION:

  Consolidated Statements of Income -
    First Quarter Ended April 26, 1997 and
      April 27, 1996                                                            3

  Consolidated Balance Sheets -
    April 26, 1997 and January 25, 1997                                         4

  Consolidated Statements of Cash Flows -
    First Quarter Ended April 26, 1997
      and April 27, 1996                                                        5

  Notes to Consolidated Financial
    Statements                                            2

  Management's Discussion and Analysis
    of Operations and Financial Condition                3-4

  Exhibit A - Quarterly Report to
    Shareholders                                          5


PART II.  OTHER INFORMATION                              6-11

                 ANGELICA CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     QUARTER ENDED APRIL 26, 1997



(1) The accompanying consolidated condensed financial statements are unaudited, and it is suggested that these consolidated statements be read in conjunction with the fiscal 1997 Annual Report, including Notes to Financial Statements. However, it is the opinion of the Company that all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results during the interim period have been included.

(2) See Index to Financial Statements and Supporting Schedules on page 1. Those pages of the Angelica Corporation and Subsidiaries Quarterly Report to Shareholders for the quarter ended April 26, 1997, listed in such index are incorporated herein by reference. The pages of the Quarterly Report to Shareholders which are not listed on the index and therefore not incorporated herein by reference are furnished for the information of the Commission but are not to be deemed "filed" as a part of this report. The Quarterly Report to Shareholders referred to herein is located immediately following page 4 of this report.

(3) For purposes of the Consolidated Statements of Cash Flows, the Company considers short-term, highly liquid investments which are readily convertible into cash, as cash equivalents.

      Cash payments for income taxes were $526,000 and $395,000 in the 1997 and 1996 periods, respectively; and in these periods interest payments were $1,529,000 and $1,252,000, respectively.

(4) The Financial Accounting Standards Board has issued Statement 128, Earnings per Share, effective for financial statements for both interim and annual periods ending after December 15, 1997. Had the Company computed earnings per share using statement 128 the earnings per share reported for each fiscal period would not have changed.

                 ANGELICA CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

                        AND FINANCIAL CONDITION

                     QUARTER ENDED APRIL 26, 1997

Analysis of Operations
                                                            First Quarter Ended
                                                         --------------------------
                                                         April 26,        April 27,
                                                           1997             1996
                                                         ---------        ---------
Sales and Textile Service Revenues
----------------------------------
Textile Services                                         $ 71,534         $ 65,212
Manufacturing and Marketing                                42,412           44,585
Retail Sales                                               20,369           18,548
Intersegment Sales                                         (6,958)          (6,704)
                                                         --------         --------
                                                         $127,357         $121,641
                                                         ========         ========
Gross Profit
------------
Textile Services                                         $ 13,651         $ 13,174
Manufacturing and Marketing                                 8,008            9,152
Retail Sales                                               11,015           10,108
                                                         --------         --------
                                                         $ 32,674         $ 32,434
                                                         ========         ========

Combined sales and textile service revenues increased 4.7 percent compared with last year's first quarter, and gross profit was up 0.7 percent. Revenues of the Textile Services segment increased 9.7 percent in the first quarter, and excluding acquisitions the increase was 5.9 percent. First quarter margins for this segment were down modestly compared with the first quarter last year due to a continuation of margin pressure from hospital customers. Poor performance at a few plants continued to lower results, but efforts are continuing to be made to correct this. First quarter results also benefited from the acquisition of a co-op laundry in southern California with approximately $12,000,000 in annual revenues. First quarter sales of the Manufacturing and Marketing segment decreased 4.9 percent compared with the same quarter last year, and gross profit decreased 12.5 percent. The U.S. operations of this segment had an earnings decline partially offset by an increase in earnings of the foreign operations. Sales in the U.S. were down due to fewer new uniform programs, slower sales to healthcare markets and slower-than-expected development of new sales from the Premier contract. Life Retail Stores had a 9.8 percent increase in sales and 9.0 percent increase in gross profit, resulting from a 3.8 percent increase in same-store sales together with new volume from acquisitions made since the first quarter of last year.

Selling, general and administrative expenses increased 7.0 percent in the first quarter compared with the same period last year. These expenses increased as a percent of combined sales and textile service revenues from 20.1 percent to 20.5 percent in the first quarter. The Manufacturing and Marketing segment has increased its sales and marketing efforts, including catalogs to get products and capabilities in front of more potential buyers. These costs, together with the growth of Life Retail Stores (whose selling, general and administrative expenses are a much larger percentage of sales than in either of the other two business segments) have contributed to the increase in selling, general and administrative expenses as a percent to combined sales and revenues. Interest expense was $203,000 higher in the quarter as a result of higher debt levels associated with acquisitions made during the last year.


FINANCIAL CONDITION
-------------------

The Company had a working capital of $158,319,000 and a current ratio of 3.0 to 1 at April 26, 1997, down from $177,380,000 and 4.7 to 1 a year ago and compared with $163,015,000 and 3.3 to 1 at the beginning of the year. The ratio of long-term debt to debt-plus-equity was 34.5 percent at the close of the first quarter, approximately the same as a year ago and up from 34.0 percent at the beginning of the year.

Operating activities used a total cash flow of $908,000 in the first quarter compared with providing $7,814,000 in the first quarter last year, with the decrease being due to lower net income and increased requirements for working capital. Cash used in investing activities increased to $12,134,000 compared with $7,135,000 a year ago. Included in investing activities were capital expenditures of $5,513,000 (primarily two new laundry facilities to be completed later this year to replace existing facilities) and $6,621,000 for acquisition expenditures. Cash flow provided by financing activities was a net $12,843,000 this year, with $12,300,000 in new short-term financing and $3,000,000 of assumed debt in acquisition being offset by $2,195,000 of dividends paid. No material change in the Company's future aggregate cash requirements is foreseen at the present time.

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

                                                                  EXHIBIT A

                  [LETTERHEAD OF ANGELICA CORPORATION]

                                             Angelica Corporation
                                             424 South Woods Mill Road
                                             Chesterfield, Missouri 63017-3406
Angelica(R)                                  Tel: 314.854.3800


                                                                  May 15, 1997

Dear Shareholder:

As we expected, first quarter results were below the first quarter last year -- the strongest quarter we had in terms of earnings last year. However, we are encouraged to note that results did show improvement compared with the fourth quarter last year.

First quarter combined sales and textile service revenues were $127,357,000, an increase of 4.7 percent from $121,641,000 in last year's first quarter. Pretax income of $3,187,000 compared with last year's $4,931,000, and net income of $1,976,000 was down from the $3,057,000 earned in the first quarter last year. Net income per share was $.22 versus $.33 in the first quarter of last year, a decrease of 33.3 percent.

Nearly all -- over 80 percent -- of the drop in first quarter earnings was caused by poor results in the U.S. operations of the Manufacturing and Marketing segment. Life Retail Stores continues to post significantly improved results with an excellent increase in first quarter earnings, and Textile Services, while having a slight decline compared with last year's first quarter, showed improvement from the fourth quarter last year. Interest costs increased because of higher debt levels associated with acquisitions made during the last year.

First quarter revenues of the Textile Services segment increased 9.7 percent, with about 40 percent of that increase being the result of acquisitions made during the last twelve months. The remainder of the revenue increase was due to implementation of some price increases plus addition of new customers, as this quarter's organic growth was the best in over five years. Margins and earnings in the first quarter were down modestly compared with the first quarter last year due to a continuation of margin pressure from hospital customers, but were better than any of the last three quarters of last year. Poor performance at a few plants is still hindering results, but efforts are continuing to be made to correct this. First quarter results also benefitted from the acquisition of Automated Health System Laundry (AHSL), a co-op laundry in southern California with about $12,000,000 in annual revenues. Customers and revenues from this acquisition were absorbed by existing Angelica plants in the area, and the positive effect of these incremental revenues on earnings is expected to be even greater in future quarters. Our new plant in Rockmart, Georgia continues to exceed our expectations, and we are looking forward to completion in the second and third quarters of two additional new plants currently under construction in Edison, New Jersey and Ooltewah, Tennessee. All three of these plants replace older, less efficient plants nearby.

First quarter sales of Life Retail Stores increased 9.8 percent, as this segment achieved in the period a 3.8 percent same-store sales gain in addition to the positive effect on sales of acquisitions over the last twelve months. Earnings increased at a more rapid rate than the sales increase. Our merchandising staff continues to do an excellent job of filling the on-the-job apparel needs of nurses and other health care professionals. At the end of the quarter, Life was operating 285 stores, one less than at last year end. While Life made no acquisitions during the first quarter, several are in process and we are expecting this pace to pick up as we work to grow this segment by acquisition even more rapidly than in recent years. Life Retail Stores had an excellent first quarter, and we expect this business segment will have comparable success throughout this fiscal year.

In the Manufacturing and Marketing businesses, first quarter sales declined
4.9 percent compared with the same quarter last year, and earnings were down much more significantly than the sales decline. Taken in the aggregate, sales and earnings of our foreign operations -- in Canada and the U.K. -- improved over the first quarter of last year. In the United States, Angelica Image Apparel's sales declined for several reasons. First, several large, new uniform programs which occurred in the first quarter last year did not repeat, nor were there enough new programs this year to offset this decline. Secondly, there continues to be an overall softness in purchases by the health care market as they strive to reduce their costs. And lastly, incoming business from the new Premier contract with the Angelica/Standard Textile alliance, announced late last year, has not developed nearly as fast as we had expected. However, early indications from commitments made so far by the Premier hospitals, who have twelve months to select a preferred supplier, show that as previously expected, increased annual sales in the range of $7,500,000 to $10,000,000 are achievable once the program is fully in place. Two other cost issues had an impact on earnings at Angelica Image Apparel. First, we are increasing our marketing and advertising efforts, including catalogs to get our products and capabilities in front of more potential buyers. We are also expanding our sales efforts. The other cost issue affecting first quarter results was a strike at two of our principal manufacturing facilities in Missouri, employing approximately
360. We have operated these plants for over 40 years with no work interruptions. The inability to settle this strike and the resulting ongoing cost of these plants had a significant impact on this segment's results. We have just recently announced our desire to close one of the two plants, and to reduce operations at the other facility in order to turn it into a "quick response" plant to service customers. This strike will continue to have some negative impact on second quarter results, but hopefully not beyond. On a positive note, we were recently notified by the New York City Transit Authority that Angelica Image Apparel has been awarded its uniform contract for the next five years. That contract will generate revenues of over $20,000,000 and is expected to have a significant positive impact on sales and earnings starting in the fourth quarter this year. A number of important organizational and management changes have been made over the past six months at the Image Apparel division, and these, together with many other actions we have taken to improve the Manufacturing and Marketing business, are expected to begin to provide benefits during the remainder of this year.

Although first quarter results were below last year, several things happened that suggest improved performance in the future. Most important were the better revenue and margins of the Textile Services segment, our largest profit producer. Angelica Image Apparel's new uniform contract with New York City Transit Authority plus the continuing excellent performance of Life Retail Stores also are encouraging. Furthermore, the first quarter suggested slightly reduced margin pressure from the health care market, and our other markets are experiencing good economic conditions. We remain encouraged that fiscal 1998 full-year results will show improvement over fiscal 1997.

Respectfully submitted,

/s/ Lawrence J. Young

Lawrence J. Young
Chairman of the Board and President

CONSOLIDATED STATEMENTS OF INCOME
Angelica Corporation and Subsidiaries
Unaudited
(Dollars in thousands, except per share amounts)


                                                             First Quarter Ended
                                                     -----------------------------------
                                                     April 26, 1997       April 27, 1996
                                                     --------------       --------------

Textile service revenues                               $ 71,534              $ 65,212
Net sales                                                55,823                56,429
                                                       --------              --------
                                                        127,357               121,641
                                                       --------              --------

Cost of textile services                                 57,883                52,038
Cost of goods sold                                       36,800                37,169
                                                       --------              --------
                                                         94,683                89,207
                                                       --------              --------

Gross profit                                             32,674                32,434
                                                       --------              --------

Selling, general and
 administrative expenses                                 26,164                24,449
Interest expense                                          2,553                 2,350
Other expense, net                                          770                   704
                                                       --------              --------
                                                         29,487                27,503
                                                       --------              --------

Income before income taxes                                3,187                 4,931
Provision for income taxes                                1,211                 1,874
                                                       --------              --------
Net income                                             $  1,976              $  3,057
                                                       ========              ========

Net income per share<F*>                               $    .22              $    .33
                                                       ========              ========


Dividends per common share                             $    .24              $    .24
                                                       ========              ========

<F*>  Based upon weighted average number of common and common equivalent shares outstanding of 9,141,011 and 9,152,884 for fiscal periods of 1998 and 1997, respectively.

CONSOLIDATED BALANCE SHEETS
Angelica Corporation and Subsidiaries
Unaudited
(Dollars in thousands)
                                                              April 26, 1997    January 25, 1997
                                                              --------------    ----------------
ASSETS
------
Current Assets:
 Cash and short-term investments                                $  1,923            $  2,122
 Receivables, less reserves of $3,091 and $2,645                  66,585              66,632
 Inventories:
  Raw material                                                    31,313              30,961
  Work in progress                                                 5,442               6,366
  Finished goods                                                  76,453              74,129
                                                                --------            --------
                                                                 113,208             111,456

 Linens in service                                                50,593              47,544
 Prepaid expenses                                                  6,408               4,658
                                                                --------            --------
  Total Current Assets                                           238,717             232,412
                                                                --------            --------

Property and Equipment                                           225,163             216,893
Less -- reserve for depreciation                                 117,189             114,063
                                                                --------            --------
                                                                 107,974             102,830
                                                                --------            --------

Goodwill                                                           7,840               7,951
Other acquired assets                                              9,185               8,814
Cash surrender value of life insurance                            14,680              14,455
Miscellaneous                                                      7,780               7,642
                                                                --------            --------
                                                                  39,485              38,862
                                                                --------            --------
Total Assets                                                    $386,176            $374,104
                                                                ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
 Short-term debt                                                $ 27,700            $ 15,400
 Current maturities of long-term debt                              3,289               2,689
 Accounts payable                                                 18,261              21,551
 Accrued expenses                                                 28,762              28,337
 Income taxes                                                      2,386               1,420
                                                                --------            --------
  Total Current Liabilities                                       80,398              69,397
                                                                --------            --------

Long-Term Debt, less current maturities                           99,436              97,417
Other Long-Term Obligations                                       17,201              18,049

Shareholders' Equity:
 Preferred Stock:
  Class A, Series 1, $1 stated value,
   authorized 100,000 shares, outstanding:  None                      --                  --
  Class B, authorized 2,500,000 shares,
     outstanding: None                                                --                  --
 Common stock, $1 par value, authorized 20,000,000
   shares, issued:  9,471,538                                      9,472               9,472
 Capital surplus                                                   4,196               4,196
 Retained earnings                                               185,971             186,438
 Translation adjustment                                           (1,930)             (1,763)
 Common Stock in treasury,
   at cost: 324,749 and 340,699                                   (8,568)             (9,102)
                                                                --------            --------
                                                                 189,141             189,241
                                                                --------            --------

Total Liabilities and Shareholders' Equity                      $386,176            $374,104
                                                                ========            ========

CONSOLIDATED STATEMENTS OF CASH FLOWS
Angelica Corporation and Subsidiaries
Unaudited
(Dollars in thousands)

                                                                 First Quarter Ended
                                                          ------------------------------------
                                                          April 26, 1997        April 27, 1996
                                                          --------------        --------------

Cash Flows from Operating Activities
 Net income                                                 $  1,976               $  3,057
 Non-cash items included in net income:
   Depreciation                                                3,369                  3,190
   Amortization of acquisition costs                             922                    831
 Change in working capital components,
  net of businesses acquired                                  (5,964)                 2,008
 Other, net                                                   (1,211)                (1,272)
                                                            --------               --------
  Net cash (used in) provided
    by operating activities                                     (908)                 7,814
                                                            --------               --------


Cash Flows from Investing Activities
 Expenditures for property and equipment, net                 (5,513)                (6,986)
 Cost of businesses acquired                                  (6,621)                  (149)
                                                            --------               --------
  Net cash used in investing activities                      (12,134)                (7,135)
                                                            --------               --------


Cash Flows from Financing Activities
 Proceeds from issuance of short-term debt                    12,300                     --
 Dividends paid                                               (2,195)                (2,198)
 Debt assumed in acquisition                                   3,000                     --
 Other, net                                                     (262)                  (209)
                                                            --------               --------
  Net cash provided by (used in)
   financing activities                                       12,843                 (2,407)
                                                            --------               --------



Net increase (decrease) in cash and
 short-term investments                                         (199)                (1,728)
Balance at beginning of year                                   2,122                 11,029
                                                            --------               --------
Balance at end of period                                    $  1,923               $  9,301
                                                            ========               ========


SUMMARY FINANCIAL POSITION DATA
Angelica Corporation and Subsidiaries
(In thousands, except ratios, shares and per share amounts)


                                          (Unaudited)                              Year Ended January<F*>
                                    -----------------------     -------------------------------------------------------------------

                                    April 26,     April 27,
                                      1997          1996           1997          1996          1995           1994          1993
                                    --------     ----------     -----------    ----------    ----------    ----------    ----------

Working capital                     $158,319      $177,380        $163,015      $181,043       $150,734      $157,188      $161,129

Current ratio                       3.0 to 1      4.7 to 1        3.3 to 1      5.0 to 1       3.2 to 1      4.0 to 1      4.7 to 1

Long-term debt                       $99,436      $100,061         $97,417       $100,103       $69,683       $72,255       $78,175

Shareholders' equity                $189,141      $190,820        $189,241       $189,530      $196,660      $191,993      $189,209

Percent long-term debt to
 debt and equity                       34.5%         34.4%           34.0%          34.6%         26.2%         27.3%         29.2%

Equity per common share               $20.68        $20.84          $20.73         $20.73        $21.57        $21.13        $20.88

Common shares outstanding          9,146,789     9,157,420       9,130,839      9,141,508     9,118,912     9,086,034     9,063,834



<F*> As reported in Company's Annual Report.

                      PART II.  OTHER INFORMATION
                 ANGELICA CORPORATION AND SUBSIDIARIES

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  See Exhibit Index included herein on page 7-11.

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the first quarter ended April 27, 1996.

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



                                              Angelica Corporation
                                              --------------------
                                                  (Registrant)



Date:  June 4, 1997                          /s/ T. M. Armstrong
                                             ------------------------------
                                              T. M. Armstrong
                                              Senior Vice President -
                                              Finance and Administration
                                              Chief Financial Officer
                                              (Principal Financial Officer)




                                              /s/ L. Linden Mann
                                              -----------------------------
                                              L. Linden Mann
                                              Controller
                                              (Principal Accounting Officer)

EXHIBIT INDEX
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

 3.2 Current By-Laws of the Company, as last amended February 25, 1997. Said By-Laws were last filed as and are incorporated herein by reference to
      Exhibit 3.2 to Form 10-K for fiscal year ended 1/25/97.

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


Exhibit
Number  Exhibit
------  -------
      referred to in Exhibit 4.2 above. Filed as and incorporated herein by reference to Exhibit 4.5 to the Form 10-K for the fiscal year ended 1/27/96.

 4.6 Term Loan Agreement between Angelica Corporation and The First National Bank of Boston dated as of October 2, 1995. Filed as and incorporated hereby by reference to Exhibit 4.6 to the Form 10-K for the fiscal year ended 1/27/96.

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

10.1 Angelica Corporation 1994 Performance Plan (as amended 1/31/95) - Form 10-K for fiscal year ended 1/28/95, Exhibit 10.1.<F**>

10.2 Retirement Benefit Agreement between the Company and Alan D. Wilson dated August 25, 1987 - Form 10-K for fiscal year ended 1/28/95, Exhibit 10.2.<F**>

10.3 Form of Participation Agreement for the Angelica Corporation Management Retention and Incentive Plan (filed as Exhibit 10.3 to the Form 10-K for fiscal year ended 1/30/93 and incorporated herein by reference) with revised schedule setting out executive officers covered under such agreements and the "Benefit Multiple" listed for each - Form 10-K for fisal year ended 1/25/97, Exhibit 10.3.<F**>

10.4 Angelica Corporation Stock Option Plan (As amended November 29, 1994)- Form 10-K for fiscal year ended 1/28/95, Exhibit 10.7.<F**>

10.5 Angelica Corporation Stock Award Plan - Form 10-K for fiscal year ended 2/1/92, Exhibit 10.<F**>

10.6 Angelica Corporation Retirement Savings Plan, as amended and restated - Form 10-K for fiscal year ended

Exhibit
Number  Exhibit
------  -------
      1/27/90, Exhibit 19.3, incorporating all amendments thereto through the date of this filing. The last amendment thereto was filed as Exhibit
      10.22 to Form 10-Q for fiscal quarter ended 10/26/96.<F**>

10.7 Supplemental Plan - Form 10-K for fiscal year ended 1/27/90, Exhibit 19.10, incorporating all amendments thereto through the date of this filing. The last amendment thereto was filed as Exhibit 10.31 to Form 10-K for fiscal year ended 1/25/97.<F**>

10.8 Incentive Compensation Plan (restated) - Form 10-K for fiscal year ended 1/27/90, Exhibit 19.11.<F**>

10.9 Deferred Compensation Option Plan for Selected Management Employees - Form 10-K for fiscal year ended 1/26/91, Exhibit 19.9, incorporating all amendments thereto filed through the date of this filing. The last amendment thereto was filed as Exhibit 10.34 to Form 10-K for fiscal year ended 1/25/97.<F**>

10.10 Deferred Compensation Option Plan for Directors - Form 10-K for fiscal year ended 1/26/91, Exhibit 19.8, incorporating all amendments thereto filed through the date of this filing.<F**>

10.11 Supplemental and Deferred Compensation Trust - Form 10-K for fiscal year ended 2/1/92, Exhibit 19.5.<F**>

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

10.16 Restated Deferred Compensation Plan for Non-Employee Directors - Form 10-K for fiscal year ended 1/28/84,

Exhibit
Number  Exhibit
------  -------
      Exhibit 10 (v), incorporating all amendments thereto through the date of this filing. The last amendment thereto was filed as Exhibit 10.25 to Form 10-K for the fiscal year ended 1/28/95.<F**>

10.17 Restated Angelica Corporation Stock Bonus and Incentive Plan (Incorporating Amendments Adopted Through October 25, 1994)- Form 10-K for fiscal year ended 1/28/95, Exhibit 10.20, incorporating all amendments thereto through the date of this filing. The last amendment thereto was filed as Exhibit 10.23 to Form 10-K for the fiscal year ended 1/27/96.<F**>

10.18 Angelica Corporation Pension Plan as Amended and Restated - Form 10-K for fiscal year ended 1/26/91, Exhibit 19.7, incorporating all amendments thereto through the date of this filing. The last amendment thereto was filed as Exhibit 10.23 to Form 10-Q for fiscal quarter ended 7/27/96.<F**>

10.19 Angelica Corporation 1994 Non-Employee Directors Stock Plan, incorporated by reference to Appendix A of the Company's Proxy Statement for the Annual Meeting of Shareholders held on May 23, 1995.<F**>

10.20 Specimen form of Stock Option Agreement under the Angelica Corporation Stock Option Plan - Form 10-K for fiscal year ended 1/27/96, Exhibit 10.20.<F**>

10.21 Form of Stock Option Agreement under the Angelica Corporation 1994 Performance Plan (filed as Exhibit 10.21 to Form 10-K for fiscal year ended 1/27/96 and incorporated herein by reference) with four of the Company's executive officers, together with schedule identifying the officers and setting forth the material details in which the agreements differ from the form of agreement that is filed - Form 10-K for fiscal year ended 1/25/97, Exhibit 10.21.<F**>

10.22 Form of Indemnification Agreement between the Company and each of its directors and executive officers, together with a schedule identifying the directors and executive officers executing such agreements - Form 10-K for fiscal year ended 1/25/97, Exhibit 10.22.<F**>

10.23 Employment Agreement between the Company and Lawrence

Exhibit
Number  Exhibit
------  -------
      J. Young, dated November 27, 1996 - Form 10-K for fiscal year ended 1/25/97, Exhibit 10.23.<F**>

10.24 Employment Agreement between the Company and Theodore M. Armstrong, dated November 27, 1996 - Form 10-K for fiscal year ended 1/25/97,
      Exhibit 10.24.<F**>

10.25 Employment Agreement between the Company and Jill Witter, dated November 27, 1996 - Form 10-K for fiscal year ended 1/25/97, Exhibit 10.25.<F**>

10.26 Employment Agreement between the Company and L. Linden Mann, dated November 27, 1996 - Form 10-K for fiscal year ended 1/25/97, Exhibit 10.26.<F**>

10.27 Employment Agreement between the Company and Alan D. Wilson, dated April 2, 1997 - Form 10-K for fiscal year ended 1/25/97, Exhibit 10.27.<F**>

10.28 Employment Agreement between the Company and Michael E. Burnham, dated April 8, 1997 - Form 10-K for fiscal year ended 1/25/97, Exhibit 10.28.<F**>

10.29 Employment Agreement between the Company and Thomas M. Degnan, dated May 1, 1997.<F*>

27    Financial Data Schedule<F*>