Form 10-Q
period 1997-07-26
ANGELICA CORP /NEW/
filed 1997-08-29
CIK 6571

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


           For The Quarter Ended                     Commission File
               July 26, 1997                          Number 1-5674


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


               --------------------------------------------------
               Former name, former address and former fiscal year
                        if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.          Yes   X      No
                                                -----       ------

The number of shares outstanding of Registrant's Common Stock, par value $1.00 per share, at August 29, 1997 was 9,151,942 shares.


===============================================================================

                   ANGELICA CORPORATION AND SUBSIDIARIES

          INDEX TO FINANCIAL STATEMENTS AND SUPPORTING SCHEDULES

              FOR JULY 26, 1997 FORM 10-Q QUARTERLY REPORT



                                                 Page Number Reference
                                                 ---------------------
                                                          Quarterly Report
                                                                to
                                               Form 10-Q    Shareholders
                                               ---------    ------------
PART I.   FINANCIAL INFORMATION:

      Consolidated Statements of Income -
         Second Quarter and First Half Ended
           July 26, 1997 and July 27, 1996                       3

      Consolidated Balance Sheets -
         July 26, 1997 and January 25, 1997                      4

      Consolidated Statements of Cash Flows -
         First Half Ended July 26, 1997
           and July 27, 1996                                     5

      Notes to Consolidated Financial
         Statements                                 2

      Management's Discussion and Analysis
        of Operations and Financial Condition      3-4

      Exhibit A - Quarterly Report to
        Shareholders                                5


PART II.  OTHER INFORMATION                        6-12

                     ANGELICA CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          QUARTER ENDED JULY 26, 1997



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

(2) See Index to Financial Statements and Supporting Schedules on page 1. Those pages of the Angelica Corporation and Subsidiaries Quarterly Report to Shareholders for the quarter ended July 26, 1997, listed in such index are incorporated herein by reference. The pages of the Quarterly Report to Shareholders which are not listed on the index and therefore not incorporated herein by reference are furnished for the information of the Commission but are not to be deemed "filed" as a part of this report. The Quarterly Report to Shareholders referred to herein is located immediately following page 4 of this report.

(3) For purposes of the Consolidated Statements of Cash Flows, the Company considers short-term, highly liquid investments which are readily convertible into cash, as cash equivalents.

         Cash payments for income taxes were $998,000 and $2,806,000 in the first half of fiscal 1998 and 1997, respectively; and in these periods interest payments were $5,152,000 and $4,657,000, respectively.

                     ANGELICA CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

                            AND FINANCIAL CONDITION

                          QUARTER ENDED JULY 26, 1997

Analysis of Operations
----------------------
                                           Second Quarter Ended            First Half Ended
                                           --------------------            ----------------
                                      July 26, 1997   July 27, 1996  July 26, 1997   July 27, 1996
                                      -------------   -------------  -------------   -------------
Sales and Textile Service Revenues
----------------------------------

Textile Services                         $ 72,205       $ 65,306       $143,739        $130,518
Manufacturing and Marketing                43,518         45,367         85,930          89,952
Retail Sales                               19,913         18,584         40,282          37,132
Intersegment Sales                         (6,416)        (6,669)       (13,374)        (13,373)
                                         --------       --------       --------        --------
                                         $129,220       $122,588       $256,577        $244,229
                                         ========       ========       ========        ========

Gross Profit
------------

Textile Services                         $ 13,090       $ 11,746       $ 26,741        $ 24,920
Manufacturing and Marketing                 7,747          9,994         15,755          19,146
Retail Sales                               10,862         10,133         21,877          20,241
                                         --------       --------       --------        --------
                                         $ 31,699       $ 31,873       $ 64,373        $ 64,307
                                         ========       ========       ========        ========




Combined sales and textile service revenues increased 5.4 percent in the second quarter ended July 26, 1997 and increased 5.1 percent in the first half of the year compared with prior year periods. Excluding acquisitions made over the last year, combined sales and revenues would have increased 1.3 percent and 1.4 percent, respectively. Textile service revenues rose 10.6 percent and gross profit increased 11.4 percent due to a combination of continued favorable impact of a co-op laundry acquisition earlier this year plus a continuation of modestly higher price levels. Second quarter sales of the Manufacturing and Marketing segment decreased 4.1 percent compared with the same quarter last year, and gross margin decreased 22.5 percent. Better sales and results in the Canadian and United Kingdom operations of this segment were more than offset by a modest sales decline and a substantial loss suffered by the U.S. operation. Life Retail Stores' second quarter sales increased 7.2 percent as a result of a 2.5 percent increase in same-store sales together with volume from acquisitions made since last year, and gross profit rose 7.2 percent.

Selling, general and administrative expenses increased 7.9 percent in the second quarter compared with the same period last year, and these expenses increased as a percent of combined sales and textile service revenues from
20.1 percent to 20.6 percent in the second quarter. The Manufacturing and Marketing segment has increased its sales and marketing efforts. These costs, together with the effect of acquisitions made by Life Retail Stores, have contributed to the increase in selling, general and administrative expenses. Interest expense of $2,566,000 (net of capitalization of $277,000 interest during construction) was $218,000 higher in the quarter as a result of higher debt levels associated with expenditures for the construction of new plants by the Textile Services segment and for acquisitions made during last year.


Financial Condition
-------------------

The Company had working capital of $137,766,000 and a current ratio of 2.4 to 1 at July 26, 1997, compared with $163,015,000 and 3.3 to 1 at the beginning of the year. Lower working capital and current ratio were the result of the incurrence of short-term debt to finance acquisitions and capital expenditures. The ratio of long-term debt to debt-plus-equity was 34.2 percent at the close of the second quarter, compared with 34.0 percent at the beginning of the year.

Operating activities provided a total cash flow of $8,854,000 in the first half compared with $9,309,000 in the first half last year, with most of the difference being due to lower net income offset by decreased requirements for working capital. Uses of cash flow included $11,661,000 for capital expenditures and $23,088,000 for acquisitions. Capital expenditures include outlays for the completion of two new Textile Services plants to replace existing plants. Financing activities reflect the issuance of short-term borrowing of $27,600,000 and $3,000,000 of assumed debt in acquisition offset by the normal sinking fund payments of long-term debt and the payment of dividends. No material change in the Company's future aggregate cash requirements is foreseen at the present time except that the level of capital expenditures is expected to decrease as the two new Textile Services plants are completed in the near term.

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

                                                                      Exhibit A

TEXTILE SERVICES  IMAGE APPAREL  INNOVATIVE VALUE      Angelica Corporation
                                                       424 South Woods Mill Road
                                                       Chesterfield, Missouri
                                                       63017-3406
Angelica [LOGO]                                        Tel: 314.854.3800


                                                          August 15, 1997


Dear Shareholders:

This is my first communication to you since having been named Angelica Corporation's Chairman of the Board and interim President and Chief Executive Officer effective August 1, 1997. I want to make you aware of the background of that decision and my thoughts about this Corporation's future direction.

It is obvious to anyone who can read financial reports that Angelica has not performed well for several years. That led the Board of Directors to take two steps beginning in the late fall of 1996. A nationally-known consulting firm was employed to review our three major businesses and to recommend specific steps to improve financial performance. At the same time, a prominent investment banking firm was engaged to conduct a thorough review of strategic alternatives, including an investigation of what shareholder value might be realized from a possible sale or merger of the Corporation. After receiving reports from both groups, Angelica management analyzed the potential impact of the consultant's suggestions, which were augmented with some internally generated ideas, and made forecasts of the Corporation's likely future performance after their implementation.

At the Board of Directors meeting on July 29, 1997, the Board carefully considered its various options and unanimously determined the following: (i) that the sale of the entire Corporation or any principal business would not be the most beneficial action for the shareholders' interest; (ii) that the management report on the proposed suggestions for improving performance and the financial forecasts referred to above should be accepted; and (iii) that a change in management was required. Shareholders should note that the former corporate CEO, Lawrence J. Young, had also been serving as President of the Marketing and Manufacturing businesses, which includes Angelica Image Apparel
in the U.S.   Each of these two responsibilities is a full-time position, a very difficult circumstance for anyone. The Board agreed to seek a new corporate CEO, believing of the two positions it would be the somewhat easier position to fill from outside the Corporation. A Search Committee has been appointed consisting of Earle H. Harbison, Jr., Leslie F. Loewe, and H. Edwin Trusheim. At the same time, Mr. Young was asked to retain his position directing our Manufacturing and Marketing businesses, which he had managed very successfully in the 1980s. We are confident that concentrating his efforts on this segment will lead to better performance in the future. He also is continuing to serve on the Board.

My own role will not be that of a caretaker, but rather that of an activist. We are implementing a number of remedial steps to improve performance, many of which were started under Mr. Young's direction, and I will be overseeing this process. We expect to take a restructuring charge and other charges in our third quarter amounting to approximately $18 to $20 million pretax, with the exact amount to be determined prior to the end of the quarter. These charges are intended to eliminate certain underperforming or unneeded facilities and cover one-time or nonrecurring costs, including severance payments and reduction of excess and obsolete inventory.

In the second quarter, combined sales and textile service revenues for the second quarter were $129,220,000, up 5.4 percent from $122,588,000 in last year's second quarter. Pretax income of $2,097,000 compared with $4,318,000 in the prior year, and net income of $1,300,000 decreased 51.4 percent from $2,677,000 in the comparable prior period. Net income per share was $.14 versus $.30 in the second quarter last year. For the first half of this year, combined sales and textile service revenues were $256,577,000 versus $244,229,000 on last year's first half, an increase of 5.1 percent. Income before taxes was $5,284,000, which compared with $9,249,000 in the first six months of last year, and net income decreased 42.9 percent to $3,276,000 versus $5,734,000 in the same period last year. In the first half of this year, earnings per share were $.36 compared with $.63 last year.

Our Life Stores had a relatively decent sales growth (7.2%) for the second quarter of fiscal 1998 over last year's comparable period. The rate of sales gain was slightly less than that of this year's first quarter. Last year had featured more promotional efforts to sell aging inventory than was required this year. While Life achieved another record quarter earnings, the rate of gain also was less than that of this year's first quarter. Same-store sales were up 2.5% in the second quarter and 3.2% year to date. One of this year's major sales events had been scheduled to begin on August 16, which coincides with the UPS strike. We have concern about the potential impact of this strike on this important sales event since most of our vendor shipments are carried by UPS. Nevertheless, we are relatively well stocked currently and have been taking action to have merchandise moved by alternate means.

The brightest part of our business this past quarter was the excellent resurgence of our Textile Services business. Assisted by the acquisition earlier this year of AHSL, a California cooperative laundry, revenues of this business segment rose 10.6% in the second quarter. Earnings, which were slightly lower in the first quarter, rose significantly in the second quarter. We are encouraged that new contracts and renewals are at relatively better margins, while the total poundage processed is similar to past levels. A number of plants have made striking progress this year. Nevertheless, we should quickly point out that losses are still being incurred at a few plants, and a few others are underperformers. We are pleased by the improvement shown in this area of our business and will take further actions to continue its progress.

We had not expected our Manufacturing and Marketing segment to have a satisfactory second quarter, and indeed, it did not. Sales of Angelica Image Apparel in the U.S. dropped modestly, and a substantial loss resulted from unabsorbed overhead and less-than-expected volume. The strike at our two oldest plants contributed to the unabsorbed overhead, sales reductions and less than our normally good customer service. We are, therefore, glad to report that as of August 1 the strike was over, with one plant now back to almost full production. The other facility is now permanently closed, and products formerly made there have been moved to other facilities. Angelica has had successful relationships with union plants for some 60 years, and this recent episode was quite unfortunate. It is more pleasant to report that our Canadian businesses had moderate sales and earnings gains, and also that our operations in the U.K. had a decent sales growth and a sharp reduction in its losses, almost to a breakeven point.

Although we do not make public forecasts of results, we expect to see continued fine performance of our Life Retail Stores, a continuation of improved results both near and long term for Angelica Textile Services, and progress, although a bit slower, in the performance of our Manufacturing and Marketing operations. We intend to return Angelica to a satisfactory level of financial performance.

Respectfully submitted,

/s/ Leslie F. Loewe

Leslie F. Loewe
Chairman of the Board,
President and Chief Executive Officer

CONSOLIDATED STATEMENTS OF INCOME
Angelica Corporation and Subsidiaries
Unaudited
(Dollars in thousands, except per share amounts)
                                              Second Quarter Ended            First Half Ended
                                          ----------------------------  ----------------------------

                                          July 26, 1997  July 27, 1996  July 26, 1997  July 27, 1996
                                          -------------  -------------  -------------  -------------
Textile service revenues                     $ 72,205       $ 65,306      $143,739       $130,518
Net sales                                      57,015         57,282       112,838        113,711
                                             --------       --------      --------       --------
                                              129,220        122,588       256,577        244,229
                                             --------       --------      --------       --------

Cost of textile services                       59,115         53,560       116,998        105,598
Cost of goods sold                             38,406         37,155        75,206         74,324
                                             --------       --------      --------       --------
                                               97,521         90,715       192,204        179,922
                                             --------       --------      --------       --------

Gross profit                                   31,699         31,873        64,373         64,307
                                             --------       --------      --------       --------

Selling, general and
 administrative expenses                       26,560         24,627        52,724         49,076
Interest expense                                2,566          2,348         5,119          4,698
Other expense, net                                476            580         1,246          1,284
                                             --------       --------      --------       --------
                                               29,602         27,555        59,089         55,058
                                             --------       --------      --------       --------

Income before income taxes                      2,097          4,318         5,284          9,249
Provision for income taxes                        797          1,641         2,008          3,515
                                             --------       --------      --------       --------

Net income                                   $  1,300       $  2,677      $  3,276       $  5,734
                                             ========       ========      ========       ========

Net income per share<F*>                     $    .14       $    .30      $    .36       $    .63
                                             ========       ========      ========       ========

Dividends per common share                   $    .24       $    .24      $    .48       $    .48
                                             ========       ========      ========       ========

<F*>Based upon weighted average number of common and common equivalent shares outstanding of 9,146,012 and 9,155,948 for fiscal periods of 1998 and 1997, respectively.

CONSOLIDATED BALANCE SHEETS
Angelica Corporation and Subsidiaries
Unaudited
(Dollars in thousands)
                                                             July 26, 1997  January 25,1997
                                                             -------------  ---------------
ASSETS
------
Current Assets:
 Cash and short-term investments                               $  1,180       $  2,122
 Receivables, less reserves of $3,532 and $2,645                 66,557         66,632
 Inventories:
  Raw material                                                   32,067         30,961
  Work in progress                                                5,665          6,366
  Finished goods                                                 75,127         74,129
                                                               --------       --------
                                                                112,859        111,456

 Linens in service                                               49,728         47,544
 Prepaid expenses                                                 6,046          4,658
                                                               --------       --------
  Total Current Assets                                          236,370        232,412
                                                               --------       --------

Property and Equipment                                          246,041        216,893
Less -- reserve for depreciation                                119,798        114,063
                                                               --------       --------
                                                                126,243        102,830
                                                               --------       --------

Goodwill                                                          7,898          7,951
Other Acquired Assets                                             8,797          8,814
Cash Surrender Value of Life Insurance                           14,905         14,455
Miscellaneous                                                     7,692          7,642
                                                               --------       --------
                                                                 39,292         38,862
                                                               --------       --------
Total Assets                                                   $401,905       $374,104
                                                               ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
 Short-term debt                                               $ 43,000       $ 15,400
 Current maturities of long-term debt                             3,289          2,689
 Accounts payable                                                21,796         21,551
 Accrued expenses                                                27,581         28,337
 Income taxes                                                     2,938          1,420
                                                               --------       --------
  Total Current Liabilities                                      98,604         69,397
                                                               --------       --------

Long-Term Debt, less current maturities                          98,136         97,417
Other Long-Term Obligations                                      16,614         18,049

Shareholders' Equity:
 Preferred Stock:
  Class A, Series 1, $1 stated value,
   authorized 100,000 shares, outstanding: none                      --             --
  Class B, authorized 2,500,000 shares, outstanding:  none           --             --
 Common stock, $1 par value, authorized 20,000,000
   shares, issued:  9,471,538                                     9,472          9,472
 Capital surplus                                                  4,196          4,196
 Retained earnings                                              184,976        186,438
 Translation adjustment                                          (1,731)        (1,763)
 Common Stock in treasury, at cost: 318,885 and 340,699          (8,362)        (9,102)
                                                               --------       --------
                                                                188,551        189,241
                                                               --------       --------

Total Liabilities and Shareholders' Equity                     $401,905       $374,104
                                                               ========       ========

CONSOLIDATED STATEMENTS OF CASH FLOWS
Angelica Corporation and Subsidiaries
Unaudited
(Dollars in thousands)
                                                                    First Half Ended
                                                             -------------------------------

                                                             July 26, 1997     July 27, 1996
                                                             -------------     -------------
Cash flows from Operating Activities
  Net income                                                   $  3,276         $  5,734
  Non-cash items included in net income:
    Depreciation                                                  6,611            6,466
    Amortization of acquisition costs                             1,847            1,682
  Change in working capital components,
   net of businesses acquired                                      (954)          (2,087)
  Other, net                                                     (1,926)          (2,486)
                                                               --------         --------
   Net cash provided by operating activities                      8,854            9,309
                                                               --------         --------


Cash Flows from Investing Activities
  Expenditures for property and equipment, net                  (11,661)         (14,461)
  Cost of businesses acquired                                   (23,088)          (2,090)
                                                               --------         --------
   Net cash used in investing activities                        (34,749)         (16,551)
                                                               --------         --------



Cash Flows from Financing Activities
  Debt assumed in acquisition                                     3,000               --
  Proceeds from issuance of short-term debt                      27,600            6,100
  Debt repayments                                                (1,681)          (1,396)
  Dividends paid                                                 (4,392)          (4,397)
  Other, net                                                        426              359
                                                               --------         --------
   Net cash provided by financing activities                     24,953              666
                                                               --------         --------


Net increase (decrease) in cash and
 short-term investments                                            (942)          (6,576)
Balance at beginning of year                                      2,122           11,029
                                                               --------         --------
Balance at end of period                                       $  1,180         $  4,453
                                                               ========         ========

SUMMARY FINANCIAL POSITION DATA
Angelica Corporation and Subsidiaries
(Dollars in thousands, except ratios, shares and per share amounts)

                                          (Unaudited)
                                    ---------------------                          Year Ended January<F*>
                                    July 26,     July 27,          -----------------------------------------------------
                                      1997         1996            1997         1996        1995        1994        1993
                                    --------     --------          ----         ----        ----        ----        ----
Working capital                     $137,766     $170,641        $163,015     $181,043    $150,734    $157,188    $161,129

Current ratio                       2.4 to 1     4.3 to 1        3.3 to 1     5.0 to 1    3.2 to 1    4.0 to 1    4.7 to 1

Long-term debt                      $ 98,136     $ 98,707        $ 97,417     $100,103    $ 69,683    $ 72,255    $ 78,175

Shareholders' equity                $188,551     $191,226        $189,241     $189,530    $196,660    $191,993    $189,209

Percent long-term debt to
 debt and equity                        34.2%        34.0%           34.0%        34.6%       26.2%       27.3%       29.2%

Equity per common share             $  20.60     $  20.91        $  20.73     $  20.73    $  21.57    $  21.13    $  20.88

Common shares outstanding          9,152,653    9,146,941       9,130,839    9,141,508   9,118,912   9,086,034   9,063,834

<F*>As reported in Company's Annual Report.

                          PART II.  OTHER INFORMATION


Item 4.  Results of Votes of Security Holders
---------------------------------------------

The Annual Shareholders Meeting was held on May 28, 1997. The Items on the agenda other than the election of Directors were three non-binding shareholder proposals, two of which were approved by the shareholders, and one of which was defeated.

APPROVAL OF GOLDEN PARACHUTE AGREEMENTS   The shareholder requested
that the Board of Directors adopt a policy against entering into future agreements with officers and directors of the Corporation which provide compensation contingent on a change of control of the Corporation, unless such compensation agreements were submitted to a vote of the shareholders and approved by a majority of shares voting on the issue. This non-binding proposal was approved by the shareholders.

Votes:                    For          Against     Abstain    Broker Non-Vote
                          ---          -------     -------    ---------------

                       4,156,392      2,842,453    255,736        904,888

PROPOSAL REGARDING STRATEGIC ALTERNATIVES The shareholder requested that the Board of Directors immediately engage the services of a nationally recognized investment banker to explore all alternatives to enhance the value of the Company, which alternatives should include, but not be limited to, the possible sale, merger or other transaction involving the Company. This proposal was defeated by the shareholders.

Voted:                    For          Against     Abstain    Broker Non-Vote
                          ---          -------     -------    ---------------

                       2,340,431      4,766,143     84,346        969,898

ELIMINATION OF CLASSIFIED BOARD OF DIRECTORS The shareholder requested that the Board of Directors take the necessary steps, in accordance with state law, to declassify the Board of Directors so that all Directors are elected annually, such declassification to be effected in a manner that does not affect the unexpired terms of Directors previously elected. This non-binding proposal was approved by the shareholders.

Votes:                    For          Against     Abstain    Broker Non-Vote
                          ---          -------     -------    ---------------

                       3,745,655      3,397,936     87,330        929,898


NOMINEES FOR DIRECTORS:

                                      For        Withheld
                                      ---        --------

Leslie F. Loewe                    7,586,839     573,980

William P. Stiritz                 7,663,109     497,710

Item 6. Exhibit and Reports on Form 8-K
---------------------------------------

(a)   See Exhibit Index included herein on pages 8-12.

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the second quarter ended July 26, 1997.


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


                                          Angelica Corporation
                                          --------------------
                                          (Registrant)



Date: August 29, 1997                     /s/ T. M. Armstrong
                                          ------------------------------
                                          T. M. Armstrong
                                          Senior Vice President -
                                          Finance and Administration
                                          Chief Financial Officer
                                          (Principal Financial Officer)




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

10.29 Employment Agreement between the Company and Thomas M. Degnan, dated May 1, 1997 - Form 10-Q for fiscal quarter ended 4/26/97, Exhibit 10.29.<F**>

27       Financial Data Schedule<F*>
