Form 10-Q
period 1997-10-25
ANGELICA CORP /NEW/
filed 1997-12-04
CIK 6571

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


          For The Quarter Ended                     Commission File
             October 25, 1997                         Number 1-5674


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


The number of shares outstanding of Registrant's Common Stock, par value $1.00 per share, at November 26, 1997 was 9,152,338 shares.

================================================================================

                     ANGELICA CORPORATION AND SUBSIDIARIES

             INDEX TO FINANCIAL STATEMENTS AND SUPPORTING SCHEDULES

                FOR OCTOBER 25, 1997 FORM 10-Q QUARTERLY REPORT


                                                              Page Number Reference
                                                     ----------------------------------------

                                                                          Quarterly Report
                                                                                 to
                                                        Form 10-Q           Shareholders
                                                        ---------         ----------------

PART I.   FINANCIAL INFORMATION:

      Consolidated Statements of Income -
         Third quarter and Three Quarters Ended
         October 25, 1997 and October 26, 1996                                   3


      Consolidated Balance Sheets -
         October 25, 1997 and January 25, 1997                                   4


      Consolidated Statements of Cash Flows -
         Three Quarters Ended October 25, 1997
         and October 26, 1996                                                    5


      Notes to Consolidated Financial
         Statements                                        2


      Management's Discussion and Analysis
         of Operations and Financial Condition            3-4


      Exhibit A - Quarterly Report to
         Shareholders                                      5


PART II.  OTHER INFORMATION                               6-11

                     ANGELICA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         QUARTER ENDED OCTOBER 25, 1997



<F1>  The accompanying consolidated condensed financial statements are unaudited, and it is suggested that these consolidated statements be read in conjunction with the fiscal 1997 Annual Report, including Notes to Financial Statements. However, it is the opinion of the Company that all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results during the interim period have been included.

<F2>  See Index to Financial Statements and Supporting Schedules on page 1.
      Those pages of the Angelica Corporation and Subsidiaries Quarterly Report to Shareholders for the quarter ended October 25, 1997, listed in such index are incorporated herein by reference. The pages of the Quarterly Report to Shareholders which are not listed on the index and therefore not incorporated herein by reference are furnished for the information of the Commission but are not to be deemed "filed" as a part of this report. The Quarterly Report to Shareholders referred to herein is located immediately following page 4 of this report.

<F3>  For purposes of the Consolidated Statements of Cash Flows, the Company
      considers short-term, highly liquid investments which are readily convertible into cash, as cash equivalents.

      Cash payments for income taxes were $1,306,000 and $2,883,000 in the three quarters of fiscal 1998 and 1997, respectively; and in these periods interest payments were $6,413,000 and $6,015,000, respectively.

                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

                                       AND FINANCIAL CONDITION

                                    QUARTER ENDED OCTOBER 25, 1997

Analysis of Operations
----------------------
                                                Third Quarter Ended          Three Quarters Ended
                                            --------------------------    --------------------------

                                            October 25,    October 26,    October 25,    October 26,
                                               1997           1996           1997           1996
                                            -----------    -----------    -----------    -----------
Sales and Textile Service Revenues
----------------------------------
(Dollars in thousands)

Textile Services                             $ 71,737       $ 64,812       $215,476       $195,330
Manufacturing and Marketing                    45,087         44,959        131,017        134,911
Retail Sales                                   22,156         20,984         62,438         58,116
Intersegment Sales                             (6,190)        (6,505)       (19,564)       (19,878)
                                             --------       --------       --------       --------
                                             $132,790       $124,250       $389,367       $368,479
                                             ========       ========       ========       ========

Gross Profit
------------
(Dollars in thousands)

Textile Services                             $ 12,032       $ 10,229       $ 38,773       $ 35,149
Manufacturing and Marketing                     1,929          9,887         17,684         29,033
Retail Sales                                   12,174         11,542         34,051         31,783
                                             --------       --------       --------       --------
                                             $ 26,135       $ 31,658       $ 90,508       $ 95,965
                                             ========       ========       ========       ========


Combined sales and textile service revenues were up 6.9 percent for the third quarter ended October 25, 1997, and up 5.7 percent in the three quarters compared with prior year periods. Excluding acquisitions made over the past year, combined sales and textile service revenues would have been up 3.1 percent and 2.0 percent, respectively. Restructuring and other charges taken by the Company in the third quarter totaling $23,247,000 included $8,802,000 for the Textile Services segment (including $1,063,000 reflected in cost of textile services), $13,034,000 for the Manufacturing and Marketing businesses (including $7,500,000 reflected in cost of goods sold) and $1,411,000 for certain corporate costs.

In the Textile Services segment third quarter revenues rose 10.7 percent, with the increase being the result of acquisitions plus modestly higher price levels. Third quarter results of this segment were substantially better than the prior year, having been aided by improved revenues and operating margins. Third quarter sales of the Manufacturing and Marketing businesses increased
0.3 percent compared with the same quarter last year, and gross profit decreased due to the other charges mentioned above. In the domestic operations of this segment, earnings were below last year's third quarter. The Canadian operations had improved results, and the United Kingdom business had a modest profit versus a loss a year ago. In the Life

Retail Store segment, third quarter sales increased 5.6 percent, as a result of acquisitions made in the past year and a 2.1 percent increase in same-store sales. Gross profit of this segment increased at the same rate as the sales increase.

Selling, general and administrative expenses increased $1,262,000 or 4.9 percent in the third quarter with the majority of the increase being the result of acquisitions. These expenses decreased as a percent of combined sales and textile service revenues from 20.6 percent to 20.2 percent in the third quarter of fiscal 1998. Interest expense of $2,838,000 (net of capitalization of $111,000 interest during construction) was $421,000 higher in the quarter as a result of higher debt levels associated with expenditures for the construction of new plants by the Textile Services segment and for acquisitions made during the last year.


Financial Condition
-------------------

The Company had working capital of $127,490,000 and a current ratio of 2.2 to 1 at October 25, 1997, compared with $163,015,000 and 3.3 to 1 at the beginning of the year. Lower working capital and current ratio were the result of the incurrence of short-term debt to help finance capital expenditures and acquisitions. The ratio of long-term debt to debt-plus-equity was 36.0 percent at the close of the third quarter, compared with 34.0 percent at the beginning of the year. Excluding the third quarter fiscal 1998 restructuring and other charges, the ratio would have been 34.2 percent.

Operating activities provided a total cash flow of $19,995,000 in the first three quarters compared with $17,319,000 in the first three quarters last year, with most of the difference being due to higher non-cash items plus net income offset by larger working capital requirements. Uses of cash flow included $16,170,000 for capital expenditures and $23,125,000 for acquisitions. Capital expenditures include outlays to complete two new Textile Services plants to replace existing plants. Financing activities reflect the issuance of short-term debt of $24,400,000 and $3,000,000 of debt assumed in acquisition offset by the normal sinking fund payments of long-term debt and the payment of dividends. Following the end of the third quarter, sale of the Company's Las Vegas casino laundry and business was completed, and the cash proceeds of an amount in excess of $20,000,000 were used to pay down outstanding short-term debt. No material change in the Company's future aggregate cash requirements is foreseen at the present time except that the level of capital expenditures is expected to decrease as the two new Textile Services plants are currently being completed.

Based on the Company's cash generation from operations, as well as its strong working capital position, current ratio and ratio of long-term debt to debt-plus-equity, Management believes that internal funds available from operations plus external funds available from the issuance of additional debt and/or equity as needed in the future will be sufficient for all planned operating and capital requirements, including acquisitions.

                                                                       Exhibit A


                             [Angelica letterhead]


                                                               November 18, 1997


Dear Shareholder:

In our August 15 report to you covering Angelica's performance in the first two quarters and the August 1 change in management, I commented that we intend to return Angelica to a satisfactory level of financial performance. We believe that during this year's third quarter, which ended October 25, definite initial progress has been made toward achieving that goal. Before the effect of the previously announced restructuring and other charges taken in the quarter (discussed below), operating profit significantly exceeded last year's comparable quarter earnings, the first such increase in five quarters.

Third quarter combined sales and textile service revenues were $132,790,000, an increase of 6.9 percent over $124,250,000 last year. On an operating basis, income increased to $2,595,000 compared with $1,824,000 in the same quarter last year, and earnings per share for the quarter were $.28 versus $.20, an increase of 40 percent. These results do not reflect the one-time restructuring and other charges taken at the end of the third quarter amounting to $23,247,000 pretax and $14,413,000 or $1.57 per share after tax. Including the restructuring, the third quarter resulted in a net loss of $11,818,000 compared with net income of $1,824,000 in the prior year period, and on a per share basis a net loss of $1.29 compared with net income of $.20 last year.

For the first three quarters this year, combined sales and textile service revenues were $389,367,000 versus $369,479,000 in last year's three quarters, an increase of 5.7 percent, and on an operating basis earnings per share were $.64 for the period. Including the restructuring, a net loss of $8,542,000 compared with net income of $7,558,000 in the same period last year, and results per share for the three quarters reflected a net loss of $.93 versus net income of $.83 last year.

The restructuring and other charges taken in the quarter included $8,802,000 related to the Textile Services segment, $13,034,000 for the Manufacturing and Marketing businesses and $1,411,000 for certain corporate costs. The charges are part of a program to be implemented over the next twelve months to eliminate through sale or closure certain underperforming or unneeded facilities and to cover one-time or nonrecurring costs, including severance payments and reduction of excess and obsolete inventory. The restructuring plan is expected to further reduce operating costs, enhance customer service and improve future results. Our estimate of the pretax cost savings which will result in the next fiscal year from these actions is between $1,000,000 and $1,500,000. Also, only about $2,000,000 of the charges will require cash outlays for severance pay and other plant disposition costs.

We were especially pleased in the third quarter with the continuation of improved performance by our Textile Services segment, which scored major earnings gains over the prior year. Revenues rose 10.7 percent, operating margins again were improved and customer utilization remained high. Two newly-constructed large plants began operation in recent weeks -- one in Ooltewah, Tennessee which replaced a small facility in nearby Collegedale which could not be expanded, and the other in Edison, New Jersey which is replacing older plants in Jersey City and Milford, Connecticut. We expect to gain greater operating efficiencies and important future contributions from these new plants. Sale of our large Las Vegas plant and casino laundry business is being completed as this report is being written. As we previously indicated, results of this non-healthcare business have been poor, and its disposition was included in the restructuring plan. Proceeds of the sale, in excess of $20 million, will be used to reduce short-term bank debt. Other underperforming operations are being carefully examined as a part of the restructuring, and other opportunities to combine operations are being considered.

Life Retail Stores had another record quarter with earnings up modestly compared with the same quarter last year. Total store sales increased 5.6 percent, and same-store sales were up 2.1 percent. The August UPS strike, while disruptive, had only a minor effect on sales. There appeared to be a slight softening of sales gains in September and early October. A factor affecting volume in the quarter was a temporary shortage of professional shoes delivered by our primary supplier. During the third quarter we acquired one store, and additional acquisitions are expected in the fourth quarter. The quarter ended with 292 stores versus 283 a year ago.

We advised you in August that we expected progress in achieving better results in our Manufacturing and Marketing businesses -- albeit a bit slower. We are therefore pleased by results during the third quarter, which were better than we had expected. Although earnings still lagged behind last year's third quarter results, sales were up slightly, the first quarterly increase this year. Our Canadian companies both turned in excellent results, and the United Kingdom business had a modest profit in the quarter versus a loss in the comparable period a year ago. In the United States, our Image Apparel business still has many issues before it, and it is addressing them vigorously under Larry Young's leadership. For the quarter just ended, sales closed on a stronger note than we have seen for some time, assisted by some new marketing programs, and earnings were ahead of plan. Image Apparel is still suffering from the cost of unabsorbed overhead following the closing of one Missouri plant and reduced plant operations to secure needed inventory reductions. Production from all sources has been concentrated on bringing customer inventories into better balance, and customer service, which had been damaged by the six-month strike at two factories, has been improving weekly. Management energies are focused on not just returning service to prior levels, but to reach outstanding performance as viewed by our customers. The major activities of the Image Apparel business, namely marketing, merchandising and manufacturing, are all under new leadership this year, and these functions are being overhauled and re-energized.

Our final quarter of the year should be eventful. We are expecting each of our businesses to have better results than they did a year ago, and the final quarter therefore should be much improved over last year. We also believe that the present course should lead to both better short-term results and over the long term, much-improved operating results. We thank our shareholders for their patience and our employees for their very hard work.

Respectfully submitted,

/s/ Leslie F. Loewe

Leslie F. Loewe
Chairman of the Board,
President and Chief Executive Officer

CONSOLIDATED STATEMENTS OF INCOME
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands, except shares and per share amounts)

                                                Third Quarter Ended           Three Quarters Ended
                                            ---------------------------   ---------------------------

                                            October 25,     October 26,   October 25,     October 26,
                                               1997            1996          1997            1996
                                            -----------     -----------   -----------     -----------

Textile service revenues                     $ 71,737        $ 64,812      $215,476        $195,330
Net sales                                      61,053          59,438       173,891         173,149
                                             --------        --------      --------        --------
                                              132,790         124,250       389,367         368,479
                                             --------        --------      --------        --------

Cost of textile services<F*>                   59,705          54,583       176,703         160,181
Cost of goods sold<F*>                         46,950          38,009       122,156         112,333
                                             --------        --------      --------        --------
                                              106,655          92,592       298,859         272,514
                                             --------        --------      --------        --------

Gross profit                                   26,135          31,658        90,508          95,965
                                             --------        --------      --------        --------

Selling, general and
 administrative expenses                       26,841          25,579        79,565          74,655
Restructuring charge<F*>                       14,684            --          14,684            --
Interest expense                                2,838           2,417         7,957           7,115
Other expense, net                                834             720         2,080           2,004
                                             --------        --------      --------        --------
                                               45,197          28,716       104,286          83,774
                                             --------        --------      --------        --------

Income before income taxes                    (19,062)          2,942       (13,778)         12,191
Provision for income taxes                     (7,244)          1,118        (5,236)          4,633
                                             --------        --------      --------        --------

Net income                                   $(11,818)       $  1,824      $ (8,542)       $  7,558
                                             ========        ========      ========        ========

Net income per share<F*><FDAG>               $  (1.29)       $    .20      $   (.93)       $    .83
                                             ========        ========      ========        ========

Dividends per common share                   $    .24        $    .24      $    .72        $    .72
                                             ========        ========      ========        ========


<F*>  Restructuring and other charges of $23,247 pretax consist of (i) inventory writedowns of $1,063 included in cost of textile services and $7,500 included in cost of goods sold, and, (ii) $14,684 in restructuring charge. Effect on net income per share is a reduction of $1.57.

<FDAG>Based upon weighted average number of common and common equivalent shares outstanding of 9,154,564 and 9,148,718 for fiscal periods of 1998 and 1997, respectively.

CONSOLIDATED BALANCE SHEETS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)

                                                           October 25, 1997        January 25, 1997
                                                           ----------------        ----------------
ASSETS
------
Current Assets:
 Cash and short-term investments                               $  2,020                $  2,122
 Receivables, less reserves of $3,957 and $2,645                 69,136                  66,632
 Inventories:
  Raw material                                                   25,549                  30,961
  Work in progress                                                6,835                   6,366
  Finished goods                                                 72,573                  74,129
                                                               --------                --------
                                                                104,957                 111,456

 Linens in service                                               47,584                  47,544
 Prepaid expenses                                                 6,852                   4,658
 Income taxes                                                     4,404                    --
                                                               --------                --------
  Total Current Assets                                          234,953                 232,412
                                                               --------                --------

Property and Equipment                                          233,369                 216,893
Less -- reserve for depreciation                                110,656                 114,063
                                                               --------                --------
                                                                122,713                 102,830
                                                               --------                --------

Goodwill                                                          7,654                   7,951
Other Acquired Assets                                             7,922                   8,814
Cash Surrender Value of Life Insurance                           15,130                  14,455
Miscellaneous                                                     7,637                   7,642
                                                               --------                --------
                                                                 38,343                  38,862
                                                               --------                --------
Total Assets                                                   $396,009                $374,104
                                                               ========                ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
 Short-term debt                                               $ 39,800                $ 15,400
 Current maturities of long-term debt                             3,295                   2,689
 Accounts payable                                                23,821                  21,551
 Accrued expenses                                                40,547                  28,337
 Income taxes                                                      --                     1,420
                                                               --------                --------
  Total Current Liabilities                                     107,463                  69,397
                                                               --------                --------

Long-Term Debt, less current maturities                          97,940                  97,417
Other Long-Term Obligations                                      16,232                  18,049

Shareholders' Equity:
 Preferred Stock:
  Class A, Series 1, $1 stated value,
   authorized 100,000 shares, outstanding:  none                   --                      --
  Class B, authorized 2,500,000 shares, outstanding: none          --                      --
 Common stock, $1 par value, authorized 20,000,000
   shares, issued:  9,471,538                                     9,472                   9,472
 Capital surplus                                                  4,196                   4,196
 Retained earnings                                              170,973                 186,438
 Translation adjustment                                          (1,880)                 (1,763)
 Common Stock in treasury, at cost: 319,600 and 340,699          (8,387)                 (9,102)
                                                               --------                --------
                                                                174,374                 189,241
                                                               --------                --------
Total Liabilities and Shareholders' Equity                     $396,009                $374,104
                                                               ========                ========

CONSOLIDATED STATEMENTS OF CASH FLOWS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)

                                                                Three Quarters Ended
                                                      ----------------------------------------

                                                      October 25, 1997        October 26, 1996
                                                      ----------------        ----------------

Cash flows from operating activities:
  Net income                                              $ (8,542)               $ 7,558
  Non-cash items included in net income:
    Depreciation                                            10,225                  9,929
    Amortization of acquisition costs                        2,771                  2,546
    Restructuring and other charges                         23,247                    --
  Change in working capital components,
   net of businesses acquired                               (5,228)                   785
  Other, net                                                (2,478)                (3,499)
                                                          --------                -------
   Net cash provided by operating activities                19,995                 17,319
                                                          --------                -------


Cash flows from investing activities:
  Expenditures for property and equipment, net             (16,170)               (19,295)
  Cost of businesses acquired                              (23,125)                (5,725)
                                                          --------                -------
    Net cash used in investing activities                  (39,295)               (25,020)
                                                          --------                -------


Cash flows from financing activities:
 Debt assumed in acquisition                                 3,000                   --
  Proceeds from issuance of short-term debt                 24,400                  7,300
  Long-term and short-term debt repayments                  (1,877)                (1,551)
  Dividends paid                                            (6,589)                (6,589)
  Other, net                                                   264                    332
                                                          --------                -------
   Net cash provided by (used in) financing activities      19,198                   (508)
                                                          --------                -------


Net increase (decrease) in cash
  and short-term investments                                  (102)                (8,209)
Balance at beginning of year                                 2,122                 11,029
                                                          --------                -------
Balance at end of period                                  $  2,020                $ 2,820
                                                          ========                =======

SUMMARY FINANCIAL POSITION DATA
Angelica Corporation and Subsidiaries
(Dollars in thousands, except ratios, shares and per share amounts)



                                   (Unaudited)                               Year Ended January<F*>
                             ------------------------      ---------------------------------------------------------
                             October 25,  October 26,
                                1997         1996          1997           1996         1995          1994       1993
                             -----------  -----------      ----           ----         ----          ----       ----

Working capital                $127,490     $167,136      $163,015       $181,043     $150,734      $157,188   $161,129

Current ratio                  2.2 to 1     3.9 to 1      3.3 to 1       5.0 to 1     3.2 to 1      4.0 to 1   4.7 to 1

Long-term debt                  $97,940      $98,552       $97,417       $100,103      $69,683       $72,255    $78,175

Shareholders' equity           $174,374     $190,831      $189,241       $189,530     $196,660      $191,993   $189,209

Percent long-term debt to
 debt and equity                  36.0%        34.1%         34.0%          34.6%        26.2%         27.3%      29.2%

Equity per common share          $19.05       $20.90        $20.73         $20.73       $21.57        $21.13     $20.88

Common shares outstanding     9,151,938    9,130,839     9,130,839      9,141,508    9,118,912     9,086,034  9,063,834



<F*>As reported in Company's Annual Report.

                         PART II.  OTHER INFORMATION
                    ANGELICA CORPORATION AND SUBSIDIARIES


Item 5.  Other Information
--------------------------

Angelica Corporation announced December 1, 1997 the election of Don W. Hubble as Chairman of the Board, President and Chief Executive Officer effective January 1, 1998. Hubble, age 58, replaces Leslie F. Loewe, who had held the same positions on an interim basis since August 1, 1997. Hubble was also elected a Director, expanding the number of Directors to nine.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)   See Exhibit Index included herein on page 7.

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the third quarter ended October 25, 1997.

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



                                            Angelica Corporation
                                            --------------------
                                                (Registrant)



Date: December 4, 1997                      /s/ T. M. Armstrong
                                            -----------------------------------
                                            T. M. Armstrong
                                            Senior Vice President -
                                            Finance and Administration
                                            Chief Financial Officer
                                            (Principal Financial Officer)




                                            /s/ L. Linden Mann
                                            -----------------------------------
                                            L. Linden Mann
                                            Controller
                                            (Principal Accounting Officer)

EXHIBIT INDEX
-------------
Exhibit
Number      Exhibit
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



Exhibit
Number      Exhibit
-------     -------
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

10.5 Angelica Corporation Stock Award Plan - Form 10-K for fiscal year ended 2/1/92, Exhibit 10.<F**>

10.6 Angelica Corporation Retirement Savings Plan, as amended and restated - Form 10-K for fiscal year ended


Exhibit
Number      Exhibit
-------     -------
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

10.16 Restated Deferred Compensation Plan for Non-Employee Directors - Form 10-K for fiscal year ended 1/28/84,


Exhibit
Number      Exhibit
-------     -------
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

10.23 Employment Agreement between the Company and Lawrence J. Young, dated September 29, 1997.<F*>


Exhibit
Number      Exhibit
-------     -------
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
