Form 10-K405
period 1998-01-31
ANGELICA CORP /NEW/
filed 1998-04-28
CIK 6571

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549
                            --------------------

                                 FORM 10-K

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended January 31, 1998

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

             Securities registered pursuant to Section 12(b) of the Act:
                                                   Name of each exchange
        Title of each class                         on which registered
-------------------------------------              ---------------------

Common Stock, $1.00 Par Value                    New York Stock Exchange

Preferred Stock Purchase Rights issuable
pursuant to Registrant's Shareholder
Protection Rights Plan                           New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                  ------  ----

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    X
                             -------

   State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

      $209,261,154                                        April 7, 1998
-------------------------                         ----------------------------
          Value                                          Date of Valuation

   Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of April 7, 1998.

           Common Stock, $1.00 par value, 9,194,581 shares outstanding.

                          DOCUMENTS INCORPORATED BY REFERENCE

[FN]
1) Portions of the Annual Report to Shareholders for year ended 1/31/98 are incorporated in Parts I, II & IV; 2) Portions of the Proxy Statement dated 4/16/98 are incorporated in Part III.

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

The Company's businesses are reported in three industry segments: Textile Services, Manufacturing and Marketing and Retail Sales. Information about the Company's industry segments appears on page 26 of the Company's Annual Report to Shareholders for the year ended January 31, 1998 (hereinafter "Annual Report") and is incorporated herein by reference. This information includes for each segment sales and textile service revenues, earnings, identifiable assets, depreciation and capital additions for each of the five years in the period ended January 31, 1998.

Textile Services
----------------

This segment has laundry plants generally in or near various major metropolitan areas in the United States principally providing textile rental and laundry services for health care institutions, presently servicing approximately 1,000 institutions with approximately 161,000 beds. This segment also provides general linen services in selected areas, principally to hotels, motels and restaurants.

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

The Manufacturing and Marketing operations compete with more than four dozen largely privately-owned firms, including divisions of larger corporations, in the United States, Canada and England. Competition is also provided by local firms in most major metropolitan areas. The nature and degree of competition varies with the customer and market where it occurs. Industry statistics are not available, but the Company believes that it is one of the leading suppliers of garments to hospitals, hotels and motels, food service establishments, and textile service suppliers in the United States. Competition is extensive and is based on many factors, including design, quality, consistency of product, delivery, price and distribution.

Retail Sales
------------

The Retail Sales segment is a specialty retailer offering uniforms and shoes primarily for nurses and other health care professionals through a nationwide chain of retail stores under the name of Life Uniform and Shoe Shops, located primarily in malls and strip shopping centers.

The Company believes there are approximately 2,000 specialty retail stores in the U.S., primarily privately-owned, offering merchandise comparable to that offered by the Company's Retail Sales segment. In addition, such merchandise is also offered by others, including some large apparel retailers. Retail operations are conducted under highly competitive conditions in the local area where each of the Company's stores is located, with competition being on the basis of store location, merchandise selection and value. Industry statistics are not available, but the Company believes its Retail Sales segment is the nation's largest specialty retailer offering uniforms and shoes to nurses and other health care professionals.

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

Since the bulk of the Company's sales are to institutional users which buy on a regular recurring basis, the Company's backlog of orders at any given time consists principally of firm orders in the process of being filled and is not considered significant to the Company's business. No portion of the Company's business is subject to renegotiation of profits.

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

Employees
---------

The Company employs approximately 9,400 persons (including approximately 830 part-time employees).

Financial Information About Foreign and Domestic Operations and
---------------------------------------------------------------
Export Sales
------------

The information required by this Item is hereby incorporated by reference to
Note 10 of "Notes to Consolidated Financial Statements" appearing on page 26 of the Company's Annual Report to Shareholders for the year ended January 31, 1998.

Item 2.  Properties
-------------------

A substantial portion of the real estate utilized by the Company is leased. Real estate which is owned by the Company is approximately 50% of the net book value of all fixed assets. Capitalized leases, primarily utilized by the Manufacturing and Marketing segment, represent approximately 0.4% of the net book value of all fixed assets at January 31, 1998. There is no individual parcel of real estate owned or leased which is of material significance to the Company's total assets. No difficulty in renewing leases which expire in the near future is anticipated by the Company. In the opinion of the Company, all such facilities are maintained in good condition and are adequate and suitable for the purposes for which they are used.

As of January 31, 1998, 31 laundries, both owned and leased, plus warehouse facilities located in 14 states were used in the Textile Services segment. Laundry facilities generally are not fully utilized, although some of them operate on a multi-shift basis. The Company estimates that output of these facilities could be increased by 20 percent with existing equipment by working longer hours and by an additional 25 percent (for a total of 45 percent) by working longer hours plus installation of additional equipment.

The Company's real estate, both owned and leased, which is used in its Manufacturing and Marketing segment, at January 31, 1998 was comprised of 16 manufacturing plants in the United States, one plant in Costa Rica, and one plant in Great Britain, plus appropriate warehouses and sales facilities in the United States, Canada and the United Kingdom. The manufacturing facilities are normally fully utilized and operate generally on a one-shift basis.

As of January 31, 1998 there were 298 retail specialty stores, located in 36 states, used in the Retail Sales segment. All retail store premises are leased.

In connection with the restructuring plan adopted in October, 1997, the Company is in the process of closing certain of its laundries in the Textile Services segment and transferring the volumes being processed in those plants to other laundries operated by the Company, thereby achieving economies of scale and greater operating efficiencies. Also as a part of the restructuring plan, certain of the Manufacturing and Marketing segment's domestic sewing plants are being closed in order to increase the amount of goods manufactured non-domestically. In addition, in November, 1997, the Company sold its Textile Services facility in Las Vegas, Nevada, thus exiting from the casino laundry market.

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

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

No matters were submitted to a vote of shareholders during the fourth quarter of the Company's year ended January 31, 1998.

Executive Officers of the Registrant
------------------------------------

                                    Present Position (and                           Year First
                                    Prior Offices During Past                       Elected As
      Name                          Five Years) <F1><F2>                            An Officer        Age
      ----                          -------------------------                       -----------       ---
Theodore M. Armstrong               Senior Vice President-                          1986              58
                                    Finance and Administration
                                    and Chief Financial Officer


Don W. Hubble<F3>                   Chairman, President and Chief                   1998              58
                                    Executive Officer

Jill Witter                         Vice President, General Counsel                 1985              43
                                    and Secretary

L. Linden Mann                      Controller and Assistant                        1978              58
                                    Secretary

Thomas M. Degnan                    Treasurer                                       1993              42

Michael E. Burnham                  Vice President; President,                      1993              46
                                    Life Uniform and Shoe Shops,
                                    subsidiaries of Angelica
                                    Corporation

Alan D. Wilson<F4>                  Vice President; President,                      1995              55
                                    Angelica Textile
                                    Services, subsidiaries of
                                    Angelica Corporation

Lawrence J. Young<F5>               Executive Vice President;                       1975              53
                                    President, Angelica Image
                                    Apparel, a division of Angelica
                                    Corporation

<F1>  Except as set forth below, the principal occupations of the officers throughout the past five years have been the performance of the functions of the offices shown above.

<F2>  All officers serve at the pleasure of the Board of Directors.

<F3>  Don W. Hubble has been Chairman, President and Chief Executive Officer since January 1, 1998. Prior to that, he served as President and Chief Operating Officer of National Service Industries, Inc. from
      1994 to October, 1996, and as Executive Vice President and Chief Operating Officer from 1993 to 1994.

<F4>  Alan D. Wilson has been a Vice President of the Company and  President of Angelica Textile Services since March 15, 1995.

<F5>  Lawrence J. Young has been President of Angelica Image Apparel, a division of Angelica Corporation, since March 12, 1996, and Executive Vice President of the Company since August 1, 1997. He also served as Chairman, President and Chief Executive Officer of the Company from 1990 until July 31, 1997.

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

                                   PART II
                                   -------


Item 5.  Market for Registrant's Common Equity and Related
----------------------------------------------------------
Stockholder Matters
-------------------

The information required by this item is included under the caption "Common Stock Data" on page 17 of the Company's Annual Report and is incorporated herein by reference. The number of shareholders of record was 1,408 at April 7, 1998. The Company's Board of Directors regularly reviews the dividends paid, and the Company expects to continue to pay dividends. However, there can be no assurance that dividends will be paid in the future since they are dependent on earnings, the financial condition of the Company and other factors.

Item 6.  Selected Financial Data
--------------------------------

The information required by this item is included under the caption "Financial Summary-6 Years" on page 29 of the Company's Annual Report and is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
----------------------------------------------------------
Condition and Results of Operations
-----------------------------------

The information required by this item is included in the text contained under the caption "Financial Review" on pages 16 and 17 of the Company's Annual Report and is incorporated herein by reference. The Company does not believe the effects of inflation and changing prices have been, or will be, material to the Company's results of operations.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

The information required by this item appears on pages 18 through 27 of the Company's Annual Report and is incorporated herein by reference. The financial statement schedule listed at Item 14(a)(2) is incorporated herein by reference.

Item 9.  Changes in and Disagreements With Accountants on
---------------------------------------------------------
Accounting and Financial Disclosure
-----------------------------------

Not Applicable.

                                PART III
                                --------


Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

Information with respect to Directors of the Company under the captions "Board of Directors" and "Board Committees" on pages 5 and 6 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 1998, (hereinafter "Proxy Statement") is incorporated herein by reference. Information with respect to executive officers of the Company appears under the caption "Executive Officers of the Registrant" on pages 4 and 5 of Part I of this Form 10-K.

Item 11.  Executive Compensation
--------------------------------

Information with respect to executive compensation under the captions "Board Compensation" on pages 6 and 7, "Summary Compensation Table" on page 12, "Employment Contracts and Termination of Employment and Change-In-Control Arrangements" on pages 13 through 15,"Option Grants in Last Fiscal Year" on page 16,"Retirement Plans" on pages 15 and 16, and "Fiscal Year-End Option Values" on page 17, of the Company's Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

Information with respect to security ownership of certain beneficial owners and management under the caption "Beneficial Stock Ownership" and "Management Stock Ownership" on pages 7 and 8 of the Company's Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

Not applicable.

                                  PART IV
                                  -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

                                                                  Annual Report
(a)   Document List                                                   Page
      -------------                                               -------------
      1.    Financial Statements
            --------------------

            The following financial statements are
            incorporated by reference herein and in
            Item 8 above from the Company's Annual Report to Shareholders for the year ended
            January 31, 1998:

            (i)   Consolidated Statements of Income -                   18
                  Years ended January 31, 1998,
                  January 25, l997, and January 27, 1996

            (ii)  Consolidated Balance Sheets - January                 19
                  31, 1998 and January  25, 1997

            (iii) Consolidated Statements of Share-                     20
                  holders' Equity - Years ended
                  January 31, 1998, January 25, 1997,
                  and January 27, 1996

            (iv)  Consolidated Statements of Cash Flows-                21
                  Years ended January 31, 1998, January 25,
                  1997, and January 27, 1996

            (v)   Notes to Consolidated Financial State-                22-27
                  ments

            (vi)  Report of Independent Public                          28
                  Accountants

      2.    Supplementary Data and Financial Statement Schedule
            ---------------------------------------------------
            (i) The supplementary data entitled "Unaudited Quarterly Financial Data" is incorporated by reference herein and in Item 8 above from page 27 of the Company's Annual Report.

            (ii) The following financial statement schedule is submitted as a separate section of this report beginning at page 13:

                  Schedule II - Valuation and Qualifying Accounts - For the Three Years Ended January 31, 1998

All other schedules are not submitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto.

            (iii) Report of Independent Public Accountants on Schedule  II
                  appears at page 12 of the Form 10-K.

      3.    Exhibits
            --------

            See Exhibit Index on pages 14-19 hereof for a list of all management contracts, compensatory plans and arrangements required by this item (Exhibit Nos. 10.1 through 10.36) and all other Exhibits filed or incorporated by reference as a part of this report.

(b)   Reports on Form 8-K
      -------------------

      The Registrant filed no reports on Form 8-K during the last quarter of the year ended January 31, 1998.

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

                                                 ANGELICA CORPORATION
                                       ---------------------------------------
                                                     (Registrant)

                                       By: /s/ Don W. Hubble
                                           -----------------------------------
                                               Don W. Hubble
                                               Chairman, President and Chief
                                               Executive Officer (Principal
                                               Executive Officer)


Date:  April 28, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By: /s/ T. M. Armstrong                By: /s/ L. Linden Mann
   -------------------------------        ------------------------------------
     T. M. Armstrong                        L. Linden Mann
     Senior Vice President-                 Controller
     Finance and Administration             (Principal Accounting Officer)
     and Chief Financial Officer
     (Principal Financial Officer)


    David A. Abrahamson       <F*>         Susan S. Elliott               <F*>
----------------------------------     ---------------------------------------
    (David A. Abrahamson)                  (Susan S. Elliott)
     Director                               Director


    Earle H. Harbison, Jr.    <F*>         Leslie F. Loewe                <F*>
----------------------------------     ---------------------------------------
    (Earle H. Harbison, Jr.)               (Leslie F. Loewe)
     Director                               Director


    Charles W. Mueller        <F*>         William A. Peck                <F*>
----------------------------------     ---------------------------------------
    (Charles W. Mueller)                   (William A. Peck)
     Director                               Director


    William P. Stiritz        <F*>         H. Edwin Trusheim              <F*>
----------------------------------     ---------------------------------------
    (William P. Stiritz)                   (H. Edwin Trusheim)
     Director                               Director


     L. J. Young              <F*>
----------------------------------
     (L. J. Young)
      Director

By his signature below, Don W. Hubble has signed this Form 10-K on behalf of each person named above whose name is followed by an asterisk, pursuant to power of attorney filed with this Form 10-K.

                                         /s/ Don W. Hubble
                                         -------------------------------------
                                         Don W. Hubble, as attorney-in-fact
Date:  April 28, 1998

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                 ----------------------------------------


To Angelica Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the Annual Report to Shareholders of Angelica Corporation and subsidiaries incorporated by reference in this Form 10-K, and have issued our report thereon dated March 17, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)2(ii) and appearing on page 13 is the responsibility of the Corporation's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                          /s/ Arthur Andersen LLP


                                          ARTHUR ANDERSEN LLP



St. Louis, Missouri,
March 17, 1998

                                                                              Schedule II



                                 ANGELICA CORPORATION AND SUBSIDIARIES

                           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                              FOR THE THREE YEARS ENDED JANUARY 31, 1998
                                              (In Thousands)
                     ------------------------------------------------------------

                                  Balance at                 Charged                                 Balance
                                  Beginning                  to Costs                               at End of
Description                       of Period               and Expenses        Deductions<Fa>          Period
-----------                       ----------              ------------        --------------        ---------
Reserve for doubtful
accounts - deducted
from receivables in
the balance sheet


                                                            YEAR ENDED JANUARY 31, 1998
                                                            ---------------------------

                                     $2,645                    $1,511             $1,646              $2,510
                                     ======                    ======             ======              ======



                                                            YEAR ENDED JANUARY 25, 1997
                                                            ---------------------------

                                     $2,687                    $1,417             $1,459              $2,645
                                     ======                    ======             ======              ======



                                                            YEAR ENDED JANUARY 27, 1996
                                                            ---------------------------

                                     $2,699                    $1,331             $1,343              $2,687
                                     ======                    ======             ======              ======


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

 3.2          Current By-Laws of the Company, as last amended February 24, 1998.<F*>

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

10.3          Form of Participation Agreement for the Angelica Corporation Management
              Retention and Incentive Plan (filed as Exhibit 10.3 to the Form 10-K for fiscal year ended 1/30/93 and incorporated herein by reference)
              with revised schedule setting out executive officers covered under such agreements and the "Benefit Multiple" listed for each.<F**>

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

                                    -15


Exhibit
Number        Exhibit
------        -------
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



Exhibit
Number        Exhibit
------        -------
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

10.23         Employment Agreement between the Company and Lawrence J. Young, dated
              September 29, 1997 - Form 10-Q for fiscal quarter ended 10/25/97,
              Exhibit 10.23.<F**>

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

10.27 Employment Agreement between the Company and Alan D. Wilson, dated April 2, 1997 - Form 10-K for fiscal year ended 1/25/97, Exhibit 10.27.<F**>



Exhibit
Number        Exhibit
------        -------
10.28         Employment Agreement between the Company and Michael E. Burnham, dated
              April 8, 1997 - Form 10-K for fiscal year ended 1/25/97, Exhibit
              10.28.<F**>

10.29 Employment Agreement between the Company and Thomas M. Degnan, dated May 1, 1997 - Form 10-Q for fiscal quarter ended 4/26/97, Exhibit 10.29.<F**>

10.30 Employment Agreement between the Company and Don W. Hubble, dated December 12, 1997.<F*>

10.31 Retirement Benefit Agreement between the Company and Don W. Hubble dated January 1, 1998.<F*>

10.32         Non-Qualified Stock Option Agreement between the Company and Don W.
              Hubble dated January 2, 1998.<F*>

10.33 Description of restricted stock granted to Don W. Hubble effective January 2, 1998.<F*>

10.34 Consulting Agreement between the Company and L. F. Loewe, dated February 1, 1998.<F*>

10.35         First Amendment to the Angelica Corporation 1994 Non-Employee Directors
              Stock Plan, dated January 27, 1998.<F*>

10.36 Fifteenth Amendment to Angelica Corporation Retirement Savings Plan, dated August 26, 1997.<F*>

13 Certain portions of the Annual Report to Shareholders for the fiscal year ended January 31, 1998, which have been incorporated by reference.<F*>

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
              Plan.<F*>



Exhibit
Number        Exhibit
------        -------
99.4          Annual Report on Form 11-K for the Angelica Corporation Missouri Plants
              401(k) Plan.<F*>

The Company will furnish to any record or beneficial shareholder requesting a copy of this Annual Report on Form 10-K a copy of any exhibit indicated in the above list as filed with this Annual Report on Form 10-K upon payment to it of its expenses in furnishing such exhibit.