Form 10-Q
period 1998-05-02
ANGELICA CORP /NEW/
filed 1998-06-08
CIK 6571

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       For The Quarter Ended                         Commission File
            May 2, 1998                               Number 1-5674



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

The number of shares outstanding of Registrant's Common Stock, par value $1.00 per share, at June 8, 1998 was 9,201,319 shares.

================================================================================

                                 ANGELICA CORPORATION AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS AND SUPPORTING SCHEDULES

                               FOR MAY 2, 1998 FORM 10-Q QUARTERLY REPORT



                                                                       Page Number Reference
                                                                       ---------------------

                                                                                       Quarterly Report
                                                                                              to
                                                             Form 10-Q                   Shareholders
                                                             ---------                 ----------------
PART I.   FINANCIAL INFORMATION:

   Consolidated Statements of Income -
      First Quarter Ended May 2, 1998 and
        April 26, 1997                                                                        3

   Consolidated Balance Sheets -
      May 2, 1998 and January 31, 1998                                                        4

   Consolidated Statements of Cash Flows -
      First Quarter Ended May 2, 1998
        and April 26, 1997                                                                    5

   Notes to Consolidated Financial
      Statements                                                 2

   Management's Discussion and Analysis
     of Operations and Financial Condition                      3-4

   Exhibit A - Quarterly Report to
     Shareholders                                                5


PART II.  OTHER INFORMATION                                     6-12


                    ANGELICA CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          QUARTER ENDED MAY 2, 1998



(1) The accompanying consolidated condensed financial statements are unaudited, and it is suggested that these consolidated statements be read in conjunction with the fiscal 1998 Annual Report, including Notes to Financial Statements. However, it is the opinion of the Company that all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results during the interim period have been included.

(2) See Index to Financial Statements and Supporting Schedules on page 1. Those pages of the Angelica Corporation and Subsidiaries Quarterly Report to Shareholders for the quarter ended May 2, 1998, listed in such index are incorporated herein by reference. The pages of the Quarterly Report to Shareholders which are not listed on the index and therefore not incorporated herein by reference are furnished for the information of the Commission but are not to be deemed "filed" as a part of this report. The Quarterly Report to Shareholders referred to herein is located immediately following page 4 of this report.

(3) For purposes of the Consolidated Statements of Cash Flows, the Company considers short-term, highly liquid investments which are readily convertible into cash, as cash equivalents.

                    ANGELICA CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

                           AND FINANCIAL CONDITION

                          QUARTER ENDED MAY 2, 1998

Analysis of Operations
----------------------

Combined sales and textile service revenues increased 1.0 percent compared with last year's first quarter, and net income was up 22.9 percent. Revenues of the Textile Services segment decreased 7.9 percent in the first quarter with the decrease largely due to the sale of the Las Vegas casino laundry
business in November last year.   Earnings of this segment increased 10.2
percent as a result of the Las Vegas sale and better margins. First quarter sales of the Manufacturing and Marketing segment increased 13.3 percent compared with the same quarter last year, and earnings increased 341.9 percent. The U.S. operations of this segment had a significant earnings increase while the foreign operations were essentially the same as last year. Life Retail Stores had a 2.1 percent increase in sales, as a result of acquisitions and new store additions made in the past year offset by a 1.3 percent decline in same-store sales. Earnings decreased 22.2 percent largely due to the decline in same-store sales.

Selling, general and administrative expenses increased 3.6 percent in the first quarter compared with the same period last year. These expenses increased as a percent of combined sales and textile service revenues from
20.5 percent to 21.1 percent in the first quarter. The growth in the number of Life Retail Stores (whose selling, general and administrative expenses are a much larger percentage of sales than in either of the other two business segments) has contributed to the increase in selling, general and administrative expenses as a percent to combined sales and revenues.

Financial Condition
-------------------

The Company had working capital of $140,386,000 and a current ratio of 2.7 to 1 at May 2, 1998, down from $158,319,000 and 3.0 to 1 a year ago and compared with $141,999,000 and 2.6 to 1 at the beginning of the year. The ratio of long-term debt to debt-plus-equity was 35.2 percent at the close of the first quarter, compared with 35.7 percent at the beginning of the year and 34.5 percent a year ago.

Operating activities provided a total cash flow of $6,764,000 in first quarter compared with a use of cash of $908,000 in the first quarter last year, with the increase being due to higher net income and decreased requirements for working capital. Cash used in investing activities decreased from $12,134,000 a year ago to $3,912,000 in the current quarter. Last year's amounts included capital expenditures for two new laundry facilities and the acquisition of a cooperative laundry in southern California. Financial activities reflect the normal sinking fund payments of long-term debt, $1,300,000 paydown of short-term debt and the payment of dividends. No material change in the Company's future aggregate cash requirements is foreseen at the present time.

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

                                                                       EXHIBIT A

    TEXTILE SERVICES   IMAGE APPAREL   INNOVATION VALUE

                                               Angelica Corporation
                                               424 South Woods Mill Road
                                               Chesterfield, Missouri 63017-3406
[Angelica logo]                                Tel: 314.854.3800


                                                                    May 22, 1998

Dear Shareholder:

I am pleased to report that Angelica has begun fiscal 1999 with volume and earnings up as compared with the first quarter last year.

First quarter combined sales and textile service revenues were $128,665,000, an increase of 1.0 percent from $127,357,000 in last year's first quarter. Pretax income of $3,917,000 compared with last year's $3,187,000, and net income of $2,428,000 was up 22.9 percent from the $1,976,000 earned in the first quarter last year. Net income per share was $.26 versus $.22 in the comparable quarter last year.

The Textile Services segment had a decline in first quarter revenues -- $65,856,000 compared with $71,534,000 last year, a 7.9 percent reduction. This decline was largely due to the divestiture of the Las Vegas casino laundry business. Operating earnings, on the other hand, increased by 10.2 percent to $5,009,000 from $4,544,000 last year. The Textile Services segment had a good first quarter, and we look forward to a continuation of these improved results over the remaining quarters of the year.

The Manufacturing and Marketing segment's first quarter exceeded our expectations and showed good improvement relative to last year. Sales were $48,032,000 in the first quarter compared with $42,412,000 last year, an increase of 13.3 percent. Quarterly operating earnings were up significantly at $1,654,000 compared with $374,000 last year, an increase of 341.9 percent. While we still have a long way to go to achieve satisfactory operating margins in this segment, the margins achieved in the first quarter this year were the highest since the first quarter of fiscal year 1997.

Life Retail Stores had poor results for the quarter, with earnings below last year's comparable quarter. Sales for the quarter were $20,798,000, up 2.1 percent compared with $20,369,000 last year. Operating earnings were $1,510,000 compared with $1,942,000, a decline of 22.2 percent. Without new store openings and acquisitions, Life's sales would have been below last year, as same-store sales declined by 1.3 percent. This was caused both by a slackening of demand and by lower prices per unit sold. Earnings were negatively affected by the aforementioned unit price decline and by higher operating costs due to a larger number of new stores.

Our efforts to improve asset use efficiency showed good results in the first quarter this year. Accounts receivable dropped by $2,152,000 since the end of last year, and days outstanding of 58 were lower by three days. Inventories, although still too high, were down as well by $2,047,000 in the quarter, and linens in service were $1,075,000 lower. Altogether, reductions of these three working capital accounts provided $5,274,000 in cash flow. Total cash flow from operating activities was a strong $6,764,000 in the first quarter.

We are continuing our efforts to add value at Angelica. We are in the process of strategically evaluating each of our businesses. As a consequence, we have identified some areas where value can be added rather quickly, others where opportunities exist but will take some time to change before value can be added. We also have found some areas where value was, in fact, being destroyed. We are programming those out with a great deal of urgency.

As mentioned above, we are focusing our efforts to improve asset use efficiency. Our inventories and accounts receivable are simply too high.
Our goal is to reduce substantially the level of inventories in our Manufacturing and Marketing segment. We also have some closed facilities which we will be converting to cash as the year progresses. We are asking the segment Presidents to continue their efforts to improve revenue generation per dollar of assets employed. As discussed in the Annual Report, return on net assets (RONA) is a performance measure now in use at the operating segment level which will be the basis for compensation plans in the future.

The strategic planning process is also surfacing some opportunities for future growth. There are some existing markets which our three segments could serve more effectively and other new markets which offer reasonable opportunities for sales and revenue growth as well as increased operating earnings. Acquisitions will still play an important part in our future growth. Life Stores has acquired five stores in the first quarter, with more planned for the remainder of this year. Textile Services is in the process of adding staff to manage their business better and to prepare to participate in the industry consolidation as it continues to take place. We are not planning any acquisitions for the Manufacturing and Marketing segment.

The healthcare market is still our primary focus, and the demand there appears to be strong. The pricing and margin pressures experienced over the last several years as the industry consolidated into larger buying groups with more purchasing "clout" appear to have abated somewhat. This is encouraging, as higher investment returns in this market segment are required for us to reinvest for the future.

Based on the first quarter's results and the opportunities which are unfolding in our strategic planning process, we are confident that we will achieve our plans for the year. We are mindful of the challenges which exist, but as we continue our efforts to add value for our customers through the efforts of our associates, we expect to add value for you, our shareholders, as well. We believe fiscal 1999 will show a significant improvement in value addition over fiscal 1998.

Respectfully submitted,

/s/ Don W. Hubble

Don W. Hubble
Chairman, President and
Chief Executive Officer

CONSOLIDATED STATEMENTS OF INCOME
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands, except per share amounts)

                                                                                        First Quarter Ended
                                                                               -------------------------------------
                                                                               May 2, 1998            April 26, 1997
                                                                               -----------            --------------
Textile service revenues                                                         $ 65,856                $ 71,534
Net sales                                                                          62,809                  55,823
                                                                                 --------                --------
                                                                                  128,665                 127,357
                                                                                 --------                --------

Cost of textile services                                                           52,255                  57,883
Cost of goods sold                                                                 41,933                  36,800
                                                                                 --------                --------
                                                                                   94,188                  94,683
                                                                                 --------                --------

Gross profit                                                                       34,477                  32,674
                                                                                 --------                --------

Selling, general and
   administrative expenses                                                         27,097                  26,164
Interest expense                                                                    2,654                   2,553
Other expense, net                                                                    809                     770
                                                                                 --------                --------
                                                                                   30,560                  29,487
                                                                                 --------                --------

Income before income taxes                                                          3,917                   3,187
Provision for income taxes                                                          1,489                   1,211
                                                                                 --------                --------
Net Income                                                                       $  2,428                $  1,976
                                                                                 ========                ========


Basic and diluted earnings per share<F*>                                         $   0.26                $   0.22
                                                                                 ========                ========


Dividends per common share                                                       $   0.24                $   0.24
                                                                                 ========                ========

Comprehensive income consisting of net income and foreign currency translation adjustments, totaled $2,636 and $1,808 for the quarters ended May 2, 1998 and April 26, 1997, respectively.

<F*> Based upon weighted average number of common and common equivalent shares outstanding of 9,229,683 and 9,141,011 for fiscal periods of 1999 and 1998, respectively.

CONSOLIDATED BALANCE SHEETS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)

                                                                               May 2, 1998           January 31, 1998
                                                                               -----------           ----------------
ASSETS
------
Current Assets:
   Cash and short-term investments                                               $  1,008                $  2,833
   Receivables, less reserve of $2,974 and $2,510                                  67,313                  69,465
   Inventories:
      Raw material                                                                 22,166                  25,577
      Work in progress                                                              6,889                   6,811
      Finished goods                                                               72,989                  71,703
                                                                                 --------                --------
                                                                                  102,044                 104,091

   Linens in service                                                               41,547                  42,622
   Prepaid expenses                                                                 4,602                   4,634
   Income taxes                                                                     4,694                   5,766
                                                                                 --------                --------
      Total Current Assets                                                        221,208                 229,411
                                                                                 --------                --------

Property and Equipment                                                            222,689                 219,831
Less -- reserve for depreciation                                                  114,801                 111,638
                                                                                 --------                --------
                                                                                  107,888                 108,193
                                                                                 --------                --------
Goodwill                                                                            7,425                   7,533
Other acquired assets                                                               8,826                   9,082
Cash surrender value of life insurance                                             16,723                  16,485
Miscellaneous                                                                       7,958                   8,005
                                                                                 --------                --------
                                                                                   40,932                  41,105
                                                                                 --------                --------
Total Assets                                                                     $370,028                $378,709
                                                                                 ========                ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Short-term debt                                                               $ 25,800                $ 27,100
   Current maturities of long-term debt                                             3,287                   3,287
   Accounts payable                                                                20,835                  21,980
   Accrued expenses                                                                30,900                  35,045
                                                                                 --------                --------
      Total Current Liabilities                                                    80,822                  87,412
                                                                                 --------                --------
Long-Term Debt, less current maturities                                            94,973                  96,742
Other Long-Term Obligations                                                        19,305                  20,447

Shareholders' Equity:
   Preferred Stock:
      Class A, Series 1, $1 stated value,
        authorized 100,000 shares, outstanding:  None                                --                      --
      Class B, authorized 2,500,000 shares, outstanding:  None                       --                      --
   Common stock, $1 par value, authorized 20,000,000
      shares, issued:  9,471,538                                                    9,472                   9,472
   Capital surplus                                                                  4,196                   4,196
   Retained earnings                                                              170,207                 170,098
   Accumulated other comprehensive income                                          (1,954)                 (2,162)
   Common Stock in treasury, at cost:  276,857 and 293,482                         (6,993)                 (7,496)
                                                                                 --------                --------
                                                                                  174,928                 174,108
                                                                                 --------                --------
   Total Liabilities and Shareholders' Equity                                    $370,028                $378,709
                                                                                 ========                ========


CONSOLIDATED STATEMENTS OF CASH FLOWS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)

                                                                                        First Quarter Ended
                                                                                ------------------------------------
                                                                                May 2, 1998           April 26, 1997
                                                                                -----------           --------------
Cash Flows from Operating Activities:
   Net income                                                                     $ 2,428                 $ 1,976
   Non-cash items included in net income:
      Depreciation                                                                  3,353                   3,369
      Amortization of acquisition costs                                               852                     922
   Change in working capital components,
      net of businesses acquired                                                    1,464                  (5,964)
   Other, net                                                                      (1,333)                 (1,211)
                                                                                  -------                 -------
      Net cash provided by (used in) operating activities                           6,764                    (908)
                                                                                  -------                 -------


Cash Flows from Investing Activities:
   Expenditures for property and equipment, net                                    (2,415)                 (5,513)
   Cost of businesses acquired                                                     (1,497)                 (6,621)
                                                                                  -------                 -------
      Net cash used in investing activities                                        (3,912)                (12,134)
                                                                                  -------                 -------


Cash Flows from Financing Activities:
   Long-term and short-term debt payments                                          (3,069)                   (381)
   Proceeds from issuance of short-term debt                                         --                    12,300
   Dividends paid                                                                  (2,203)                 (2,195)
   Debt assumed in acquisition                                                       --                     3,000
   Other, net                                                                         595                     119
                                                                                  -------                 -------
      Net cash provided by (used in) financing activities                          (4,677)                 12,843
                                                                                  -------                 -------



Net increase (decrease) in cash and
   short-term investments                                                          (1,825)                   (199)
Balance at beginning of year                                                        2,833                   2,122
                                                                                  -------                 -------
Balance at end of period.                                                         $ 1,008                 $ 1,923
                                                                                  =======                 =======


Supplemental cash flow information:
   Income taxes paid                                                              $   249                 $   526
   Interest paid                                                                  $ 4,406                 $ 1,529


BUSINESS SEGMENT INFORMATION
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)
                                                                                        First Quarter Ended
                                                                               -------------------------------------
                                                                               May 2, 1998            April 26, 1997
                                                                               -----------            --------------
Sales and textile service revenues:
   Textile services                                                              $ 65,856                $ 71,534
   Manufacturing and marketing                                                     48,032                  42,412
   Retail sales                                                                    20,798                  20,369
   Intersegment sales                                                              (6,021)                 (6,958)
                                                                                 --------                --------
                                                                                 $128,665                $127,357
                                                                                 ========                ========


Earnings:
   Textile services                                                              $  5,009                $  4,544
   Manufacturing and marketing                                                      1,654                     374
   Retail sales                                                                     1,510                   1,942
   Interest, corporate expenses and other, net                                     (4,231)                 (3,673)
   Eliminations                                                                       (25)                   --
                                                                                 --------                --------
                                                                                 $  3,917                $  3,187
                                                                                 ========                ========

SUMMARY FINANCIAL POSITION DATA
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands, except ratios, shares and per share amounts)

                                                                                       First Quarter Ended
                                                                              -------------------------------------
                                                                              May 2, 1998            April 26, 1997
                                                                              -----------            --------------
   Working capital                                                             $  140,386              $  158,319
   Current ratio                                                                 2.7 to 1                3.0 to 1
   Long-term debt                                                              $   94,973              $   99,436
   Shareholders' equity                                                        $  174,928              $  189,141
   Percent long-term debt to debt and equity                                         35.2%                   34.5%
   Equity per common share                                                     $    19.02              $    20.68
   Common shares outstanding                                                    9,194,681               9,146,789

                         PART II.  OTHER INFORMATION
                    ANGELICA CORPORATION AND SUBSIDIARIES

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)   See Exhibit Index included herein on page 7-12.

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the first quarter ended May 2, 1998

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



                                          Angelica Corporation
                                          --------------------
                                              (Registrant)





Date:  June 8, 1998                       /s/ T. M. Armstrong
                                          --------------------------------
                                          T. M. Armstrong
                                          Senior Vice President -
                                          Finance and Administration
                                          Chief Financial Officer
                                          (Principal Financial Officer)




                                          /s/ L. Linden Mann
                                          --------------------------------
                                          L. Linden Mann
                                          Controller
                                          (Principal Accounting Officer)

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

 3.2        Current By-Laws of the Company, as last amended February 24, 1998.
            Said By-Laws were last filed as and are incorporated herein by reference to Exhibit 3.2 to Form 10-K for fiscal year ended 1/31/98.<F**>

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



Exhibit
Number      Exhibit
------      -------

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

10.3 Form of Participation Agreement for the Angelica Corporation Management Retention and Incentive Plan (filed as Exhibit 10.3 to the Form 10-K for fiscal year ended 1/30/93 and incorporated herein by reference) with revised schedule setting out executive officers covered under such agreements and the "Benefit Multiple" listed for each - Form 10-K for fiscal year ended 1/25/97,
            Exhibit 10.3.<F**>


Exhibit
Number      Exhibit
------      -------

10.4        Angelica Corporation Stock Option Plan (As amended November 29,
            1994)- Form 10-K for fiscal year ended 1/28/95, Exhibit 10.7.<F**>

10.5 Angelica Corporation Stock Award Plan - Form 10-K for fiscal year ended 2/1/92, Exhibit 10.<F**>

10.6 Angelica Corporation Retirement Savings Plan, as amended and restated - Form 10-K for fiscal year ended 1/27/90, Exhibit 19.3, incorporating all amendments thereto through the date of this filing. The last amendment thereto was filed as Exhibit 10.36 to Form 10-K for fiscal year ended 1/31/98.<F**>

10.7        Supplemental Plan - Form 10-K for fiscal year ended 1/27/90,
            Exhibit 19.10, incorporating all amendments thereto through the date of this filing. The last amendment thereto was filed as
            Exhibit 10.31 to Form 10-K for fiscal year ended 1/25/97.<F**>

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

10.12 Management Retention Trust - Form 10-K for fiscal year ended 2/1/92, Exhibit 19.4.<F**>



Exhibit
Number      Exhibit
------      -------

10.13 Performance Shares Plan for Selected Senior Management (restated) - Form 10-K for fiscal year ended 1/26/91, Exhibit 19.3.<F**>

10.14 Management Retention and Incentive Plan (restated) - Form 10-K for fiscal year ended 1/26/91, Exhibit 19.1.<F**>

10.15 Non-Employee Directors Stock Plan - Form 10-K for fiscal year ended 1/27/90, Exhibit 10.3, incorporating all amendments thereto through the date of this filing.<F**>

10.16 Restated Deferred Compensation Plan for Non-Employee Directors - Form 10-K for fiscal year ended 1/28/84, Exhibit 10 (v), incorporating all amendments thereto through the date of this filing. The last amendment thereto was filed as Exhibit 10.25 to Form 10-K for the fiscal year ended 1/28/95.<F**>

10.17 Restated Angelica Corporation Stock Bonus and Incentive Plan (Incorporating Amendments Adopted Through October 25, 1994)- Form 10-K for fiscal year ended 1/28/95, Exhibit 10.20, incorporating all amendments thereto through the date of this filing. The last amendment thereto was filed as Exhibit 10.23 to Form 10-K for the fiscal year ended 1/27/96.<F**>

10.18 Angelica Corporation Pension Plan as Amended and Restated - Form 10-K for fiscal year ended 1/26/91, Exhibit 19.7, incorporating all amendments thereto through the date of this filing. The last amendment thereto was filed as Exhibit 10.23 to Form 10-Q for fiscal quarter ended 7/27/96.<F**>

10.19 Angelica Corporation 1994 Non-Employee Directors Stock Plan, incorporated by reference to Appendix A of the Company's Proxy Statement for the Annual Meeting of Shareholders held on May 23, 1995, and incorporating all amendments thereto through the date of this

Exhibit
Number      Exhibit
------      -------

            filing. The last amendment thereto was filed as Exhibit 10.35 to Form 10-K for fiscal year ended 1/31/98.<F**>

10.20 Specimen form of Stock Option Agreement under the Angelica Corporation Stock Option Plan - Form 10-K for fiscal year ended 1/27/96, Exhibit 10.20.<F**>

10.21 Form of Stock Option Agreement under the Angelica Corporation 1994 Performance Plan (filed as Exhibit 10.21 to Form 10-K for fiscal year ended 1/27/96 and incorporated herein by reference) with four of the Company's executive officers, together with schedule identifying the officers and setting forth the material details in which the agreements differ from the form of agreement that is filed - Form 10-K for fiscal year ended 1/25/97, Exhibit 10.21.<F**>

10.22 Form of Indemnification Agreement between the Company and each of its directors and executive officers, together with a schedule identifying the directors and executive officers executing such agreements - Form 10-K for fiscal year ended 1/31/98, Exhibit 10.22.<F**>

10.23 Employment Agreement between the Company and Lawrence J. Young, dated September 29, 1997 - Form 10-Q for fiscal quarter ended 10/25/97, Exhibit 10.23.<F**>

10.24 Employment Agreement between the Company and Theodore M. Armstrong, dated November 27, 1996 - Form 10-K for fiscal year ended 1/25/97, Exhibit 10.24.<F**>

10.25 Employment Agreement between the Company and Jill Witter, dated November 27, 1996 - Form 10-K for fiscal year ended 1/25/97,
            Exhibit 10.25.<F**>

10.26 Employment Agreement between the Company and L. Linden Mann, dated November 27, 1996 - Form 10-K for fiscal year ended 1/25/97,
            Exhibit 10.26.<F**>


Exhibit
Number      Exhibit
------      ------

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

10.30 Employment Agreement between the Company and Don W. Hubble, dated December 12, 1997 - Form 10-K for fiscal year ended 1/31/98,
            Exhibit 10.30.<F**>

10.31 Retirement Benefit Agreement between the Company and Don W. Hubble dated January 1, 1998 - Form 10-K for fiscal year ended 1/31/98,
            Exhibit 10.31.<F**>

10.32       Non-Qualified Stock Option Agreement between the Company and Don
            W. Hubble dated January 2, 1998 - Form 10-K for fiscal year ended 1/31/98, Exhibit 10.32.<F**>

10.33 Description of restricted stock granted to Don W. Hubble effective January 2, 1998 - Form 10-K for fiscal year ended 1/31/98, Exhibit 10.33.<F**>

10.34 Consulting Agreement between the Company and L. F. Loewe, dated February 1, 1998 - Form 10-K for fiscal year ended 1/31/98,
            Exhibit 10.34.<F**>

27          Financial Data Schedule<F*>
