Form 10-Q
period 1998-08-01
ANGELICA CORP /NEW/
filed 1998-09-11
CIK 6571

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


          For The Quarter Ended                  Commission File
             August 1, 1998                      Number 1-5674


                              ANGELICA CORPORATION
             (Exact name of Registrant as specified in its charter)


           MISSOURI                                     43-0905260
(State or other jurisdiction of              (I.R.S.Employer Identification No.)
 incorporation or organization)


       424 South Woods Mill Road
        CHESTERFIELD, MISSOURI                             63017
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

The number of shares outstanding of Registrant's Common Stock, par value $1.00 per share, at September 9, 1998 was 9,196,764 shares.
================================================================================

                                               ANGELICA CORPORATION AND SUBSIDIARIES

                                       INDEX TO FINANCIAL STATEMENTS AND SUPPORTING SCHEDULES

                                           FOR AUGUST 1, 1998 FORM 10-Q QUARTERLY REPORT

                                                                Page Number Reference
                                                                ---------------------

                                                                                   Quarterly Report
                                                                                         to
                                                       Form 10-Q                     Shareholders
                                                       ---------                     ------------
PART I.   FINANCIAL INFORMATION:

   Consolidated Statements of Income -
    Second Quarter and First Half Ended
     August 1, 1998 and July 26, 1997                                                     3

   Consolidated Balance Sheets -
    August 1, 1998 and January 31, 1998                                                   4

   Consolidated Statements of Cash Flows -
    First Half Ended August 1, 1998
     and July 26, 1997                                                                    5

   Notes to Consolidated Financial
    Statements                                             2

   Management's Discussion and Analysis
    of Operations and Financial Condition                 3-4

   Exhibit A - Quarterly Report to
    Shareholders                                           5


PART II.  OTHER INFORMATION                               6-13

                     ANGELICA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          QUARTER ENDED AUGUST 1, 1998



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

(2) See Index to Financial Statements and Supporting Schedules on page 1. Those pages of the Angelica Corporation and Subsidiaries Quarterly Report to Shareholders for the quarter ended August 1, 1998, listed in such index are incorporated herein by reference. The pages of the Quarterly Report to Shareholders which are not listed on the index and therefore not incorporated herein by reference are furnished for the information of the Commission but are not to be deemed "filed" as a part of this report. The Quarterly Report to Shareholders referred to herein is located immediately following page 4 of this report.

(3) For purposes of the Consolidated Statements of Cash Flows, the Company considers short-term, highly liquid investments which are readily convertible into cash, as cash equivalents.

                   ANGELICA CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

                          AND FINANCIAL CONDITION

                        QUARTER ENDED AUGUST 1, 1998

Analysis of Operations
----------------------

Combined sales and textile service revenues were down 4.7 percent in the second quarter ended August 1, 1998 and down 1.8 percent in the first half of the year compared with prior year periods. Textile service revenues decreased 11.4 percent compared with the prior year, with the decline largely due to the divestiture of the Las Vegas casino laundry business in November last year. Earnings of this segment declined moderately from the prior year period as a few under performing plants adversely affected the second quarter results. Second quarter sales of the Manufacturing and Marketing segment increased 2.6 percent compared with the same quarter last year, and second quarter operating earnings were $934,000 versus a loss of $644,000 last year. The U.S. operations of this segment had a significant earnings increase while results of the foreign operations were essentially the same as last year. Life Retail Stores' second quarter sales increased 1.2 percent from the second quarter last year. As in the first quarter, increased sales due to acquisitions and new store openings overcame a same-store sales reduction, which was 2.6 percent in the second quarter this year. Second quarter operating earnings decreased 30.4 percent compared to the prior year period as the sales increase was not sufficient to overcome the impact of higher operating expenses from additional stores and a slight reduction in gross margin.

Selling, general and administrative expenses decreased slightly from the second quarter last year, and these expenses increased as a percent of combined sales and textile service revenues from 20.6 percent to 21.4 percent in the second quarter. The growth in the number of Life Retail Stores (whose selling, general and administrative expenses are a much larger percentage of sales than in either of the other two business segments) has contributed to the increase in selling, general and administrative expenses as a percent to combined sales and revenues.

Financial Condition
-------------------

The Company had working capital of $142,168,000 and a current ratio of 3.2 to 1 at August 1, 1998, compared with $141,999,000 and 2.6 to 1 at the beginning of the year. The ratio of long-term debt to debt-plus-equity was 35.3 percent at the close of the second quarter, compared with 35.7 percent at the beginning of the year.

Operating activities provided a total cash flow of $25,494,000 in the first half compared with $8,854,000 in the first half last year, with most of the difference being due to the reductions in accounts receivable and inventory balances since the beginning of the year. Cash used in investing activities decreased from $34,749,000 a year ago to $5,815,000 in the current quarter. Last year included capital expenditures for two new laundry facilities and the acquisition of a cooperative laundry in southern California. Cash used in financial activities in this year's first half reflects the normal sinking fund payments of long-term debt, $14,000,000 paydown of short-term debt and the payment of dividends. No material change in the Company's future aggregate cash requirements is foreseen at the present time.

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

Year 2000 Compliance Efforts
----------------------------

The Company's Year 2000 compliance efforts consist of evaluating internal technical and applications software and replacing or renovating systems and applications as necessary to assure such compliance. These efforts are approximately 80 percent complete and are scheduled for initial completion by the end of 1998, which will allow for testing and evaluating compliance by external companies' systems that interact with those of the Company. The costs related to the Year 2000 compliance efforts, approximately two-thirds of which have already been incurred, are expensed as incurred, and amounts associated with newly purchased software are capitalized. In the aggregate, such costs have not been and are not expected to be material to the financial results or operations of the Company.

                                                                       EXHIBIT A

    TEXTILE SERVICES   IMAGE APPAREL   INNOVATION VALUE

                                               Angelica Corporation
                                               424 South Woods Mill Road
[Angelica logo]                                Chesterfield, Missouri 63017-3406
                                               Tel: 314.854.3800



                                                                 August 20, 1998

Dear Shareholder:

While combined sales and textile service revenues for the second quarter declined, I am pleased to report that earnings increased substantially on a percentage basis compared with the second quarter last year. Net income per share was $.20 versus $.14 in the second quarter last year, an increase of
42.9 percent.

Second quarter combined sales and textile service revenues were $123,209,000, down 4.7 percent from $129,220,000 in last year's second quarter. Pretax income increased to $2,903,000 compared with $2,097,000 in the prior year, and net income improved to $1,800,000 from $1,300,000 in the comparable prior period. For the first half of this year, combined sales and textile service revenues were $251,874,000 versus $256,577,000 in last year's first half, or down 1.8 percent. Income before taxes was $6,820,000, which compared with $5,284,000 in the first six months of last year, and net income increased to $4,228,000 versus $3,276,000 in the same period last year. In the first half of this fiscal year, earnings per share were $.46 compared with $.36 last year, an increase of 27.8 percent.

In the Textile Services segment, second quarter revenues were $63,958,000 compared with $72,205,000 in the prior year, with the decline largely due to the divestiture of the Las Vegas casino laundry business last year. Operating earnings for the quarter showed a moderate decrease to $4,575,000 from $4,891,000 in the comparable prior period as a few underperforming plants adversely affected our second quarter results. We will be concentrating management efforts to improve the performance of these plants. Our consolidation efforts are continuing, and the volume from plants that have historically performed poorly, with weak forecasts for the future, will be integrated into more efficient plants nearby. The goal is to optimize costs and operating efficiencies without deterioration in customer service and satisfaction. In addition, we have begun intense customer retention and new business generation programs to improve the future revenues of this segment.

The Manufacturing and Marketing segment continued in the second quarter the significant improvement in results seen in the first quarter this year.
Second quarter sales (before intersegment sales) of $44,651,000 increased 2.6 percent compared with sales of $43,518,000 in the prior year, and second quarter operating earnings were $934,000 versus a loss of $644,000 last year. For the first half of this year, this segment has earned $2,588,000 compared with a loss of $270,000 in the prior year, showing results of the intense efforts to move this segment to a level of satisfactory operating margins. During the quarter we divested the Marlin/Prestige business unit of this segment. This was an acquisition made in 1994 of a niche business providing tailored uniforms to small financial institutions where the expected performance results were never achieved and forecasts for improvement were not encouraging. This divestiture will improve our financial performance over the longer term as well as eliminate "opportunity costs" best applied elsewhere to add value for Angelica. On July 20, 1998, Charles D. Molloy, Jr. was appointed President of the Manufacturing and Marketing segment. Charley rejoined Angelica in 1997 and has a total of 17 years of experience with our Company. We are convinced that he and his management team can lead this segment to regain its position of industry leadership.

In the second quarter, Life Retail Stores again experienced weak results. Sales were $20,153,000, up 1.2 percent from $19,913,000 in the second quarter last year, as acquisitions and new store openings since last year more than offset a 2.6 percent decline in same-store sales. Second quarter operating earnings decreased 30.4 percent to $1,148,000 versus $1,649,000 in the prior year period. The competitive environment (an increased number of competitors selling at discount prices, coupled with an increased number of competitive locations) is as difficult as Life has experienced in a number of years. We are attacking this weakness aggressively through pricing actions, increased training of sales associates, education of field management, and improved merchandise selection and presentation. We also are testing a new distribution channel -- outlet stores, under the name "Life Uniform Outlet." We will continue to make selective acquisitions and to open new stores where demographics and market conditions support these actions.

Asset use efficiency continues to improve. Accounts receivable declined by $5,183,000 in the second quarter, adding to the $2,152,000 first quarter reduction for a total reduction of $7,335,000 so far this year. Inventories declined again in the second quarter (by $8,221,000) as did linens in service (by $2,339,000). Altogether, decreases in these three working capital accounts provided $15,743,000 of cash flow in the quarter, permitting us to reduce our short-term debt to $13,100,000 at the end of the quarter. We will continue to focus on this area, as we feel improved asset turns are still attainable.

We are in the final stages of strategically evaluating each business segment of our Company. We have determined that:

* Angelica Textile Services must increase its focus on customer retention and profitable new business generation. This segment must also control the loss and abuse of its merchandise by many of its large healthcare customers -- industry practices of not charging for all losses incurred at the customer's site simply must be eliminated. Improved education and training of all associates is also a requirement for future success in adding value.
  Attention to additional and alternative market segments -- especially in the healthcare area -- will be required to achieve our growth objectives, and this is an integral part of our longer-range plans.

* Life Retail must intensify its efforts to increase same-store sales. This will be accomplished by better merchandise selection and assortment, more astute pricing actions and improved education and training of sales associates. The testing of an alternative distribution channel (currently under way) will also be accomplished to determine the probability of adding value for Angelica.

* Manufacturing and Marketing must continue to reduce its cost of goods through product line reductions, reduced manufacturing and distribution costs, and greater offshore sourcing. Reduced sales, general and administrative costs is also a key value driver for this segment. Improved customer service, as well as increased attention to customer satisfaction and retention, will continue to be important performance measures. As is true Company-wide, Manufacturing and Marketing also must improve education and training of all associates.

We have created strategic plans, solidly based upon the realities of the marketplace, which are necessary for us to better focus our resources to add value. Most value, however, will be added by specific actions undertaken by committed management teams leading competent groups of associates. This we know, and this is where we are directing our efforts.

Based on the results of the second quarter and first half, we remain confident that we will achieve our plans for the year. The required actions for success are clear, and we continue to believe that we are on the right path to add long-term value for you, our shareholders.

Respectfully submitted,

/s/ Don W. Hubble

Don W. Hubble
Chairman, President and
Chief Executive Officer

CONSOLIDATED STATEMENTS OF INCOME
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands, except per share amounts)

                                                          Second Quarter Ended                  First Half Ended
                                                     --------------------------------    --------------------------------
                                                     August 1, 1998     July 26, 1997    August 1, 1998     July 26, 1997
                                                     --------------     -------------    --------------     -------------
Textile service revenues                                $  63,958         $  72,205         $ 129,814         $ 143,739
Net sales                                                  59,251            57,015           122,060           112,838
                                                      ------------      ------------      ------------      ------------
                                                          123,209           129,220           251,874           256,577
                                                      ------------      ------------      ------------      ------------

Cost of textile services                                   51,205            59,115           103,460           116,998
Cost of goods sold                                         39,676            38,406            81,609            75,206
                                                      ------------      ------------      ------------      ------------
                                                           90,881            97,521           185,069           192,204
                                                      ------------      ------------      ------------      ------------

Gross profit                                               32,328            31,699            66,805            64,373
                                                      ------------      ------------      ------------      ------------

Selling, general and
   administrative expenses                                 26,354            26,560            53,451            52,724
Interest expense                                            2,494             2,566             5,148             5,119
Other expense, net                                            577               476             1,386             1,246
                                                      ------------      ------------      ------------      ------------
                                                           29,425            29,602            59,985            59,089
                                                      ------------      ------------      ------------      ------------

Income before income taxes                                  2,903             2,097             6,820             5,284
Provision for income taxes                                  1,103               797             2,592             2,008
                                                      ------------      ------------      ------------      ------------
Net Income                                              $   1,800         $   1,300         $   4,228         $   3,276
                                                      ============      ============      ============      ============


Basic and diluted earnings per share <F*>               $    0.20         $    0.14         $    0.46         $    0.36
                                                      ============      ============      ============      ============


Dividends per common share                              $    0.24         $    0.24         $    0.48         $    0.48
                                                      ============      ============      ============      ============

Comprehensive income consists of net income and foreign currency translation adjustments, totaling $1,411 and $1,500 for the quarters ended August 1, 1998 and July 26, 1997, respectively;
and $4,047 and $3,308 for the first halves ended August 1, 1998 and July 26, 1997, respectively.

<F*>  Based upon weighted average number of common and common equivalent shares outstanding of 9,223,437 and 9,146,012 for fiscal periods of 1999 and 1998, respectively.

CONSOLIDATED BALANCE SHEETS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)
                                                                August 1, 1998     January 31, 1998
                                                                --------------     ----------------
ASSETS
------
Current Assets:
   Cash and short-term investments                                $   2,458           $   2,833
   Receivables, less reserve of $3,443 and $2,510                    62,130              69,465
   Inventories:
      Raw material                                                   20,236              25,577
      Work in progress                                                5,175               6,811
      Finished goods                                                 68,412              71,703
                                                                ------------        ------------
                                                                     93,823             104,091

   Linens in service                                                 39,208              42,622
   Prepaid expenses                                                   4,575               4,634
   Income taxes                                                       3,397               5,766
                                                                ------------        ------------
      Total Current Assets                                          205,591             229,411
                                                                ------------        ------------
Property and Equipment                                              221,452             219,831
Less -- reserve for depreciation                                    115,327             111,638
                                                                ------------        ------------
                                                                    106,125             108,193
                                                                ------------        ------------
Goodwill                                                              7,316               7,533
Other acquired assets                                                 8,103               9,082
Cash surrender value of life insurance                               16,961              16,485
Miscellaneous                                                         7,758               8,005
                                                                ------------        ------------
                                                                     40,138              41,105
                                                                ------------        ------------
Total Assets                                                      $ 351,854           $ 378,709
                                                                ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Short-term debt                                                $  13,100           $  27,100
   Current maturities of long-term debt                               3,252               3,287
   Accounts payable                                                  17,521              21,980
   Accrued expenses                                                  29,550              35,045
                                                                ------------        ------------
      Total Current Liabilities                                      63,423              87,412
                                                                ------------        ------------

Long-Term Debt, less current maturities                              94,853              96,742
Other Long-Term Obligations                                          19,407              20,447

Shareholders' Equity:
   Preferred Stock:
      Class A, Series 1, $1 stated value,
        authorized 100,000 shares, outstanding:  None                  --                  --
      Class B, authorized 2,500,000 shares, outstanding:  None         --                  --
   Common stock, $1 par value, authorized 20,000,000
     shares, issued:  9,471,538                                       9,472               9,472
   Capital surplus                                                    4,196               4,196
   Retained earnings                                                169,754             170,098
   Accumulated other comprehensive income                            (2,343)             (2,162)
   Common Stock in treasury, at cost: 274,804 and 293,482            (6,908)             (7,496)
                                                                ------------        ------------
                                                                    174,171             174,108
                                                                ------------        ------------
   Total Liabilities and Shareholders' Equity                     $ 351,854           $ 378,709
                                                                ============        ============

CONSOLIDATED STATEMENTS OF CASH FLOWS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)

                                                                         First Half Ended
                                                                ---------------------------------
                                                                August 1, 1998      July 26, 1997
                                                                --------------      -------------

Cash Flows from Operating Activities:
   Net income                                                      $  4,228            $  3,276
   Non-cash items included in net income:
      Depreciation                                                    6,847               6,611
      Amortization of acquisition costs                               1,747               1,847
   Change in working capital components,
      net of businesses acquired                                     13,921                (954)
   Other, net                                                        (1,249)             (1,926)
                                                                ------------        ------------
      Net cash provided by operating activities                      25,494               8,854
                                                                ------------        ------------


Cash Flows from Investing Activities:
   Expenditures for property and equipment, net                      (4,126)            (11,661)
   Cost of businesses acquired                                       (1,689)            (23,088)
                                                                ------------        ------------
      Net cash used in investing activities                          (5,815)            (34,749)
                                                                ------------        ------------


Cash Flows from Financing Activities:
   Debt assumed in acquisition                                         --                 3,000
   Proceeds from issuance of short-term debt                           --                27,600
   Long-term and short-term repayments                              (15,889)             (1,681)
   Dividends paid                                                    (4,411)             (4,392)
   Other, net                                                           246                 426
                                                                ------------        ------------
      Net cash (used in) provided by financing activities           (20,054)             24,953
                                                                ------------        ------------


Net increase (decrease) in cash and
   short-term investments                                              (375)               (942)
Balance at beginning of year                                          2,833               2,122
                                                                ------------        ------------
Balance at end of period.                                          $  2,458            $  1,180
                                                                ============        ============


Supplemental cash flow information:
   Income taxes paid                                               $  1,766            $    998
   Interest paid                                                   $  5,311            $  5,429

BUSINESS SEGMENT INFORMATION
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)

                                                           Second Quarter Ended                  First Half Ended
                                                      --------------------------------    --------------------------------

                                                      August 1, 1998     July 26, 1997    August 1, 1998     July 26, 1997
                                                      --------------     -------------    --------------     -------------
Sales and textile service revenues:
   Textile Services                                      $ 63,958          $ 72,205          $129,814          $143,739
   Manufacturing and Marketing                             44,651            43,518            92,683            85,930
   Retail Sales                                            20,153            19,913            40,951            40,282
   Intersegment sales                                      (5,553)           (6,416)          (11,574)          (13,374)
                                                       ------------      ------------      ------------      ------------
                                                         $123,209          $129,220          $251,874          $256,577
                                                       ============      ============      ============      ============

Earnings:
   Textile Services                                      $  4,575          $  4,891          $  9,584          $  9,435
   Manufacturing and Marketing                                934              (644)            2,588              (270)
   Retail Sales                                             1,148             1,649             2,658             3,591
   Interest, corporate expenses and other, net             (3,729)           (3,799)           (7,960)           (7,472)
   Eliminations                                               (25)              --                (50)              --
                                                       ------------      ------------      ------------      ------------
                                                         $  2,903          $  2,097          $  6,820          $  5,284
                                                       ============      ============      ============      ============


SUMMARY FINANCIAL POSITION DATA
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands, except ratios, shares and per share amounts)


                                                            First Half Ended
                                                    --------------------------------

                                                    August 1, 1998     July 26, 1997
                                                    --------------     -------------
   Working capital                                      $ 142,168         $ 137,766
   Current ratio                                         3.2 to 1          2.4 to 1
   Long-term debt                                       $  94,853         $  98,136
   Shareholders' equity                                 $ 174,171         $ 188,551
   Percent long-term debt to debt and equity                 35.3%             34.2%
   Equity per common share                              $   18.94         $   20.60
   Common shares outstanding                            9,196,734         9,152,653

                          PART II.  OTHER INFORMATION


Item 4.  Results of Votes of Security Holders
---------------------------------------------

The Annual Shareholders Meeting was held on May 28, 1998. The only matter submitted to a vote of shareholders was the election of Directors. Susan S. Elliott, Don W. Hubble, and H. Edwin Trusheim were elected for a term of three years expiring in 2001; David A. Abrahamson was elected for a term of two years expiring in 2000. Votes were cast as follows:

NOMINEES FOR DIRECTORS:
                                           Votes        Votes
                                           "For"      "Withheld"
                                           -----      ----------
Susan S. Elliott                         7,313,133      68,158

Don W. Hubble                            7,314,433      66,857

H. Edwin Trusheim                        7,302,605      78,686

David A. Abrahamson                      7,331,462      49,829

Item 5.  Other Information
--------------------------

The By-Laws of Angelica provide that shareholder proposals which do not appear in the Proxy Statement may be considered at a meeting of shareholders only if written notice of the proposal is received by the Secretary of Angelica not less than 60 and not more than 90 days before the anniversary of the preceding year's Annual meeting provided, however, that in the event that less than 70 days' notice or prior public disclosure of the date of the meeting is given or made to shareholders, notice by the shareholder to be timely must be so received not later than the close of business on the 10th day following the day on which such notice of the date of the meeting was mailed or such public disclosure was made. Any such notice of a shareholder proposal by a shareholder to the Secretary of Angelica must set forth in writing (i) a brief description of the business desired to be brought before the Annual Meeting and the reasons for conducting such business at the Annual Meeting, (ii) the name and address, as they appear on the Company's books, of the shareholder proposing such business, (iii) the class and number of shares of the Company which are beneficially owned by the shareholder and (iv) any material interest of the shareholder in such business.

Item 6. Exhibit and Reports on Form 8-K
---------------------------------------

(a)  See Exhibit Index included herein on pages 8-13.

(b) On August 28, 1998, the Company filed a report on Form 8-K, reporting under Item 5, disclosing that the Board of Directors had approved a new Shareholder Rights Plan to replace the Company's existing Shareholder Rights Plan, which expires on September 7, 1998.

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


                                                  Angelica Corporation
                                                  --------------------
                                                  (Registrant)



Date: September 11, 1998                          /s/ T. M. Armstrong
                                                  ------------------------------
                                                  T. M. Armstrong
                                                  Senior Vice President -
                                                  Finance and Administration
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)




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

3.2      Current By-Laws of the Company, as last amended August 25, 1998.<F*>

4.1 Shareholder Protection Rights Plan effective August 23, 1988. Filed as Registration Statement on Form 8-A dated August 24, 1988 and incorporated herein by reference.

4.2 Shareholder Protection Rights Plan dated August 25, 1998. Filed as Registration Statement on Form 8-A on August 28, 1998 and incorporated herein by reference.

4.3 10.3% and 9.76% Senior Notes to insurance company due annually to 2004, together with Note Facility Agreement. Filed as and incorporated herein by reference to Exhibit 4.2 to the Form 10-K for the fiscal year ended 1/27/90.

4.4 9.15% Senior Notes to insurance companies due December 31, 2001, together with Note Agreements and First Amendment thereto. Filed as and incorporated herein by reference to Exhibit 4.3 to the Form 10-K for the fiscal year ended 2/1/92.

4.5 8.225% Senior Notes to Nationwide Life Insurance Company, American United Life Insurance Company, Aid



Exhibit
Number   Exhibit
------   -------
         Association for Lutherans, and Modern Woodmen of America due May 1, 2006, together with Note Agreement. Filed as and incorporated herein by reference to Exhibit 4.4 to the Form 10-Q for the fiscal quarter ended July 29, 1995.

4.6 Uncommitted Shelf Agreement dated March 1, 1996 for Senior Notes to insurance company, together with Amendment Agreement No. 1 to Note Facility Agreement referred to in Exhibit 4.3 above. Filed as and incorporated herein by reference to Exhibit 4.5 to the Form 10-K for the fiscal year ended 1/27/96.

4.7 Term Loan Agreement between Angelica Corporation and The First National Bank of Boston dated as of October 2, 1995. Filed as and incorporated hereby by reference to Exhibit 4.6 to the Form 10-K for the fiscal year ended 1/27/96.

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





Exhibit
Number   Exhibit
------   -------
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





Exhibit
Number   Exhibit
------   -------
10.19 Angelica Corporation 1994 Non-Employee Directors Stock Plan, incorporated by reference to Appendix A of the Company's Proxy Statement for the Annual Meeting of Shareholders held on May 23, 1995, and incorporating all amendments thereto through the date of this filing. The last amendment thereto was filed as Exhibit 10.35 to Form 10-K for fiscal year ended 1/31/98.<F**>

10.20 Specimen form of Stock Option Agreement under the Angelica Corporation Stock Option Plan - Form 10-K for fiscal year ended 1/27/96, Exhibit 10.20.<F**>

10.21 Form of Stock Option Agreement under the Angelica Corporation 1994 Performance Plan (filed as Exhibit 10.21 to Form 10-K for fiscal year ended 1/27/96 and incorporated herein by reference) with four of the Company's executive officers, together with schedule identifying the officers and setting forth the material details in which the agreements differ from the form of agreement that is filed
         - Form 10-K for fiscal year ended 1/25/97, Exhibit 10.21.<F**>

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

10.25 Employment Agreement between the Company and Jill Witter, dated November 27, 1996 - Form 10-K for fiscal year ended 1/25/97, Exhibit 10.25.<F**>





Exhibit
Number   Exhibit
------   -------
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