Form 10-Q
period 1998-10-31
ANGELICA CORP /NEW/
filed 1998-12-07
CIK 6571

========================================================================

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                              FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


   For The Quarter Ended                        Commission File
      October 31, 1998                           Number 1-5674


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


The number of shares outstanding of Registrant's Common Stock, par value $1.00 per share, at November 25, 1998 was 8,749,188 shares.

=========================================================================

               ANGELICA CORPORATION AND SUBSIDIARIES

       INDEX TO FINANCIAL STATEMENTS AND SUPPORTING SCHEDULES

          FOR OCTOBER 31, 1998 FORM 10-Q QUARTERLY REPORT

                                                     Page Number Reference
                                              ------------------------------------
                                                                  Quarterly Report
                                                                         to
                                              Form 10-Q             Shareholders
                                              ---------           ----------------

PART I.  FINANCIAL INFORMATION:

 Consolidated Statements of Income -
   Third quarter and Three Quarters Ended
   October 31, 1998 and October 25, 1997                                 3


 Consolidated Balance Sheets -
   October 31, 1998 and January 31, 1998                                 4


 Consolidated Statements of Cash Flows -
   Three Quarters Ended October 31, 1998
   and October 25, 1997                                                  5


 Notes to Consolidated Financial
   Statements                                    2


 Management's Discussion and Analysis
   of Operations and Financial Condition        3-5


 Exhibit A - Quarterly Report to
   Shareholders                                  6


PART II.  OTHER INFORMATION                     7-13

               ANGELICA CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   QUARTER ENDED OCTOBER 31, 1998



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

(2)  See Index to Financial Statements and Supporting Schedules on page
     1. Those pages of the Angelica Corporation and Subsidiaries Quarterly Report to Shareholders for the quarter ended October 31, 1998, listed in such index are incorporated herein by reference. The pages of the Quarterly Report to Shareholders which are not listed on the index and therefore not incorporated herein by reference are furnished for the information of the Commission but are not to be deemed "filed" as a part of this report. The Quarterly Report to Shareholders referred to herein is located immediately following page 5 of this report.

(3) For purposes of the Consolidated Statements of Cash Flows, the Company considers short-term, highly liquid investments which are readily convertible into cash, as cash equivalents.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

                      AND FINANCIAL CONDITION

                   QUARTER ENDED OCTOBER 31, 1998


Analysis of Operations
----------------------

Combined sales and textile service revenues were down 8.4 percent and down 4.1 percent in the third quarter and three quarters ended October 31, 1998, respectively, compared with prior year periods. Textile Service third quarter revenues decreased 11.0 percent compared with the prior year, with the decline largely due to the divestiture of the Las Vegas casino laundry business in November last year. Earnings of this segment rose 7.9 percent (excluding restructuring from prior period) due to improvements in the previously reported underperforming plants and to lower workers' compensation costs. One of those underperforming plants was closed during the quarter. Third quarter sales of the Manufacturing and Marketing segment decreased 10.5 percent compared with the same quarter last year, and third quarter operating earnings were $371,000 compared with $679,000 (excluding restructuring). Sales and earnings of the U.S. operations of this segment were adversely affected by difficulties experienced in the installation of a new distribution software system which was not fully operational at the end of the quarter, causing a backlog of unshipped orders at quarter end. This backlog is expected to be shipped before the end of the fourth quarter. Sales were also lower due to the sale of the Marlin/Prestige unit in the second quarter. Improved results in the Sally Fourmy division in Canada partially offset the difficulties experienced at the U.S. operations. Operating earnings of the Manufacturing and Marketing segment for the three quarters ended October 31, 1998 were $2,959,000 compared with $409,000 (excluding restructuring) in the same period last year. In the Life Retail Store segment, third quarter sales increased 4.5 percent, as a result of acquisitions made in the past year and a 0.5 percent increase in same-store sales. The same-store sale improvement resulted in lower gross margins due to aggressive pricing actions taken against discount competitors. Third quarter earnings decreased 17.1 percent, reflecting start-up costs from additional stores and the lower margins.

Financial Condition
-------------------

The Company had working capital of $137,894,000 and a current ratio of
3.4 to 1 at October 31, 1998, compared with $141,999,000 and 2.6 to 1 at the beginning of the year. The ratio of long-term debt to debt-plus-equity was 36.1 percent at the close of the third quarter, compared with
35.7 percent at the beginning of the year.

Operating activities provided a total cash flow of $46,943,000 in the first three quarters compared with $19,995,000 in the same period last year, with most of the difference being due to reductions in accounts receivable and inventory balances since the beginning of the year. Cash used in investing activities decreased from $39,295,000 a year ago to $7,414,000 in the current quarter. Last year included capital expenditures for two new laundry facilities and the acquisition of two laundry facilities in the western United States. Cash used in financing activities in this year's three quarters ended October 31, 1998 reflects the normal sinking fund payments of long-term debt, $26,200,000 reduction of short-term debt, payment of dividends and the purchase of 447,550 shares of treasury stock for $7,421,000. No material change in the Company's future aggregate cash requirements is foreseen at the present time.

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

Year 2000 Compliance
--------------------

The Company is working to resolve the effect that the Year 2000 ("Y2K") issue has on its business and information systems. This process began in 1996 with a comprehensive impact analysis to determine the scope, requirements and cost of this effort. All significant systems requiring modification or replacement have been identified and are in the latter stages of being completed. The Company expects to have all systems Y2K compliant by August, 1999.

Currently, the Company is in various stages of completion on different systems. All in-house developed software has been modified, tested, and is currently in production and compliant. Third party software, including packages, is being made Y2K compliant using internal resources (50%), contractors and vendors (50%). We have received compliancy letters from all software vendors stating that they are, or will be Y2K compliant. It is estimated that this effort is 85% complete. The Company is also in the midst of addressing its non-IT Y2K issues, including contingencies to address unforeseen problems.

The testing and verification process includes modifying or replacing each program identified during the inventory phase, performing appropriate unit testing on such program and placing the program into production. The Company is currently working on an integrated systems testing plan that will be conducted in the first quarter of 1999, which includes simulating a January, 2000 date for the purpose of integrated testing of all systems in a production environment.

The Company has engaged in a fairly aggressive process to gain commitments from major suppliers to ensure that their systems are Y2K compliant. We have received statements from 100 percent of our major suppliers and 35% from all suppliers. While the Company currently believes it will complete its Y2K effort in adequate time, failure to do so, or the failure of the Company's major suppliers to modify or replace their systems, could have a material adverse effect on the Company's operations.

The most reasonably likely worst case scenario of failure, by the Company or its suppliers, to resolve the Y2K issue, would be a temporary slowdown of operations at one or more of the Company's facilities. The Company is currently reviewing contingency options including manual alternatives to systems operation, which would minimize the risks of any unresolved Y2K problem.

The cost of the Y2K effort is estimated at $2.6 million, of which approximately $2.0 million has been expended as of October 31, 1998.
The Y2K costs are expensed as incurred and amounts associated with newly purchased software are capitalized. These costs are being funded through operating cash flows.

Forward-Looking Disclosure
--------------------------

The Private Securities Litigation Reform Act of 1995 provides a "safe-harbor" for forward-looking statements. This Form 10-Q contains forward-looking statements that reflect the Company's current views with respect to future events, financial resources and Year 2000 issues. These forward-looking statements are subject to certain risks and uncertainties, including delays in the shipment of backlogs or unusual or unexpected cash needs for operations or capital transactions, that could cause actual results to differ materially from historical results or those anticipated. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, competitive and general economic conditions, the achievement of operating efficiencies and optimizing costs without deterioration in customer service and the timely resolution of the Year 2000 issue by the Company and its
customers and suppliers.   Unanticipated events related to Y2K
compliance, including work being performed by the Company and/or its suppliers, vendors, governmental entities and other third parties with which the Company has business dealings to bring the Company's and these other parties' systems into compliance, could impact the Company's operations in unforeseen ways and, thus, affect the Company's future financial condition and operating results.

                                                                  EXHIBIT A

    TEXTILE SERVICES   IMAGE APPAREL   INNOVATION VALUE

                                          Angelica Corporation
                                          424 South Woods Mill Road
[Angelica logo]                           Chesterfield, Missouri 63017-3406
                                          Tel: 314.854.3800

                                                    November 19, 1998

Dear Shareholder:

I am pleased to report that third quarter earnings continue the double-digit percentage gains over prior year quarterly periods being experienced this year. Net income per share in the third quarter was $.31 compared with $.28 last year (excluding restructuring), an increase of 10.7 percent.

Third quarter combined sales and textile service revenues were $121,586,000, down 8.4 percent from $132,790,000 in the same quarter last year. On an operating basis, income increased to $2,822,000 compared with $2,595,000 in the third quarter last year. (Last year's third quarter results do not reflect the one-time restructuring and other charges taken at the end of that quarter, amounting to $14,413,000 or $1.57 per share after tax.) For the first three quarters of this year, combined sales and textile service revenues were $373,460,000 versus $389,367,000 in the same period last year, a decrease of 4.1 percent. Excluding the restructuring, net income of $7,050,000 this year compared with $5,871,000 last year. Income per share of $.77 in the first three quarters this year increased 20.3 percent over the $.64 per share earned in the prior year period.

In the Textile Services segment, third quarter revenues were $63,840,000 compared with $71,737,000 in the prior year period, and operating earnings rose 7.9 percent to $5,483,000 from $5,081,000 (excluding restructuring) in the comparable prior year period. A large part of the revenue decline was due to the sale of the Las Vegas casino laundry business early in the fourth quarter last year. Margins and earnings were up due to improvements made at underperforming plants which had adversely affected second quarter results and to lower workers' compensation costs. Further plant consolidation took place as the Scranton, Pennsylvania plant was closed, and the volume from this plant was transferred to two other nearby facilities. This action will positively affect earnings in the future. The Textile Services segment management was reorganized in the quarter, with five Area Vice Presidents being named and a new Vice President of Sales and Marketing being hired from the outside. The segment management team is making a renewed commitment to revenue growth in its primary market segment (acute care hospitals) and in the clinic, emergency care centers and other non-hospital providers of health care services.

The Manufacturing and Marketing segment had lower earnings on lower sales in the third quarter. Sales (before intersegment sales) of $40,368,000 in the quarter were 10.5 percent lower than the $45,087,000 recorded last year. Third quarter operating earnings were $371,000 compared with $679,000 last year (excluding restructuring). Results for the quarter for Angelica Image Apparel, the U.S. operations of this segment, were adversely affected to some extent by difficulties experienced in the installation of an improved distribution software system at its main distribution center in Alamo, Tennessee. The new system, which ultimately will improve distribution efficiency and permit faster service and better information for customers, was not fully operational at the end of the third quarter, resulting in a modest backlog of customer orders which will be shipped in the fourth quarter. Lower third quarter sales at Image Apparel also reflected the divestiture of the Marlin/Prestige business unit at the end of the second quarter. Since Marlin/Prestige had been experiencing operating losses, this divestiture will positively affect earnings going forward. Partially offsetting the poor results at Image Apparel were better results in the foreign operations -- especially in the Sally Fourmy division in Canada, where sales and margins improved over the third quarter last year.

Third quarter sales of Life Retail Stores increased 4.5 percent to $23,149,000 from $22,156,000 in the same quarter last year due to acquisitions, new store openings and a small increase in same-store sales. As in the prior two quarters, however, earnings trailed the prior year, with Life reporting operating income of $2,262,000 versus $2,728,000 last year, a decrease of 17.1 percent. Responding to the implementation of a number of initiatives to halt the same-store sales declines experienced in the first and second quarters this year, same-store sales of Life Retail Stores increased by 0.5 percent in the third quarter. This compares with a same-store sales decline of 2.6 percent in the second quarter this year. The third-quarter improvement, however, came at the cost of lower gross margins resulting from aggressive pricing actions taken against competitors selling at discounted prices. Life Retail acquired five stores, opened five new stores and closed four in the third quarter, ending the quarter with 310 stores. While same-store sales are still not at expectations, new pricing and merchandising initiatives coupled with increased sales associate training are expected to reverse that trend in the fourth quarter.

We continue to make improvements in asset use efficiency. By lowering working capital -- including reductions in inventories, receivables and linens in service -- and adding our usual strong cash flow, we have been able to reduce short-term debt from $27,100,000 at the beginning of this year to $900,000 at the end of the third quarter. This sizable reduction has been possible despite an unplanned use of $7,423,000 for stock repurchases in the third quarter. The reduction of short-term debt also is helping to lower our interest expense, which was $518,000 lower in the third quarter compared with last year. During the third quarter, we repurchased on the open market 447,550 shares of our stock for treasury stock purposes. Approximately 100,000 shares remain in the outstanding repurchase authorization under which these shares have been bought.

The segment forecasts for the fourth quarter remain bullish. This, coupled with improvements in workers' compensation and other operating costs, reduction in interest payments due to lower short-term debt, and fewer operations which are losing money, should allow us to achieve our plans for the year. More importantly, the actions which have been, and are being, taken during this fiscal year, encourage us to look forward to the next fiscal year with enthusiasm.

Respectfully submitted,

/s/ Don W. Hubble

Don W. Hubble
Chairman, President and
Chief Executive Officer

CONSOLIDATED STATEMENTS OF INCOME
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands, except per share amounts)
                                            Third Quarter Ended          Three Quarters Ended
                                          ------------------------      ------------------------
                                          October 31,  October 25,      October 31,  October 25,
                                             1998         1997             1998         1997
                                          -----------   --------        -----------  -----------
Textile service revenues                   $ 63,840     $ 71,737         $193,654     $215,476
Net sales                                    57,746       61,053          179,806      173,891
                                           --------     --------         --------     --------
                                            121,586      132,790          373,460      389,367
                                           --------     --------         --------     --------

Cost of textile services                     52,031       59,705<F*>      155,491      176,703<F*>
Cost of goods sold                           37,460       46,950<F*>      119,069      122,156<F*>
                                           --------     --------         --------     --------
                                             89,491      106,655          274,560      298,859
                                           --------     --------         --------     --------

Gross profit                                 32,095       26,135           98,900       90,508
                                           --------     --------         --------     --------

Selling, general and
   administrative expenses                   24,730       26,841           78,181       79,565
Restructuring charge                            --        14,684<F*>          --        14,684<F*>
Interest expense                              2,320        2,838            7,468        7,957
Other expense, net                              495          834            1,881        2,080
                                           --------     --------         --------     --------
                                             27,545       45,197           87,530      104,286
                                           --------     --------         --------     --------

Income (loss) before income taxes             4,550      (19,062)          11,370      (13,778)
Provision (benefit) for income taxes          1,728       (7,244)           4,320       (5,236)
                                           --------     --------         --------     --------
Net income (loss)                          $  2,822     $(11,818)        $  7,050     $ (8,542)
                                           ========     ========         ========     ========


Basic and diluted earnings (loss)
   per share<F+>                           $   0.31     $  (1.29)<F*>    $   0.77     $  (0.93)<F*>
                                           ========     ========         ========     ========


Dividends per common share                 $   0.24     $   0.24         $   0.72     $   0.72
                                           ========     ========         ========     ========

Comprehensive income consists of net income and foreign currency translation adjustments, totalling $2,796 and $(11,967) for the quarters ended October 31, 1998 and October 25, 1997, respectively; and $6,843 and $(8,659) for the three quarters ended October 31,1998 and October 25, 1997, respectively.

<F+> Based upon weighted average number of common and common equivalent shares outstanding of 9,122,454 and 9,154,564 for fiscal periods of 1999 and 1998, respectively.

<F*> Restructuring and other charges of $23,247 pretax consist of (i)
inventory writedowns of $1,063 included in cost of textile services and $7,500 included in cost of goods sold, and (ii) $14,684 in restructuring charge. Effect on net income per share is a reduction of $1.57.

/TABLE

CONSOLIDATED BALANCE SHEETS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)
                                                            October 31, 1998   January 31, 1998
                                                            ----------------   ----------------
ASSETS
------
Current Assets:
   Cash and short-term investments                              $    287          $  2,833
   Receivables, less reserve of $3,819 and $2,510                 61,945            69,465
   Inventories:
     Raw material                                                 18,031            25,577
     Work in progress                                              5,724             6,811
     Finished goods                                               64,830            71,703
                                                                --------          --------
                                                                  88,585           104,091
   Linens in service                                              38,960            42,622
   Prepaid expenses                                                4,435             4,634
   Income taxes                                                    2,043             5,766
                                                                --------          --------
     Total Current Assets                                        196,255           229,411
                                                                --------          --------

Property and Equipment                                           217,409           219,831
Less -- reserve for depreciation                                 113,473           111,638
                                                                --------          --------
                                                                 103,936           108,193
                                                                --------          --------
Goodwill                                                           7,209             7,533
Other acquired assets                                              7,511             9,082
Cash surrender value of life insurance                            17,199            16,485
Miscellaneous                                                      7,594             8,005
                                                                --------          --------
                                                                  39,513            41,105
                                                                --------          --------
Total Assets                                                    $339,704          $378,709
                                                                ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Short-term debt                                              $    900          $ 27,100
   Current maturities of long-term debt                            3,284             3,287
   Accounts payable                                               23,096            21,980
   Accrued expenses                                               31,081            35,045
                                                                --------          --------
     Total Current Liabilities                                    58,361            87,412
                                                                --------          --------

Long-Term Debt, less current maturities                           94,658            96,742
Other Long-Term Obligations                                       19,350            20,447

Shareholders' Equity:
   Preferred Stock:
     Class A, Series 1, $1 stated value,
       authorized 100,000 shares, outstanding: None                 --                --
     Class B, authorized 2,500,000 shares, outstanding: None        --                --
   Common stock, $1 par value, authorized 20,000,000
     shares, issued: 9,471,538                                     9,472             9,472
   Capital surplus                                                 4,196             4,196
   Retained earnings                                             170,365           170,098
   Accumulated other comprehensive income                         (2,369)           (2,162)
   Common Stock in treasury, at cost: 722,248 and 293,482        (14,329)           (7,496)
                                                                --------          --------
                                                                 167,335           174,108
                                                                --------          --------
   Total Liabilities and Shareholders' Equity                   $339,704          $378,709
                                                                ========          ========

CONSOLIDATED STATEMENTS OF CASH FLOWS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)
                                                                   Three Quarters Ended
                                                            ----------------------------------
                                                            October 31, 1998   October 25,1997
                                                            ----------------   ---------------
Cash Flows from Operating Activities:
   Net income                                                   $  7,050          $ (8,542)
   Non-cash items included in net income:
     Depreciation                                                 10,411            10,225
     Amortization of acquisition costs                             2,586             2,771
     Restructuring and other charges                                --              23,247
   Change in working capital components,
     net of businesses acquired                                   28,275            (5,228)
   Other, net                                                     (1,379)           (2,478)
                                                                --------          --------
     Net cash provided by operating activities                    46,943            19,995
                                                                --------          --------

Cash Flows from Investing Activities:
   Expenditures for property and equipment, net                   (5,379)          (16,170)
   Cost of businesses acquired                                    (2,035)          (23,125)
                                                                --------          --------
     Net cash used in investing activities                        (7,414)          (39,295)
                                                                --------          --------

Cash Flows from Financing Activities:
   Debt assumed in acquisition                                      --               3,000
   Proceeds from issuance of short-term debt                        --              24,400
   Long-term and short-term debt repayments                      (28,252)           (1,877)
   Dividends paid                                                 (6,618)           (6,589)
   Treasury stock purchased                                       (7,423)             --
   Other, net                                                        218               264
                                                                --------          --------
     Net cash (used in) provided by  financing activities        (42,075)           19,198
                                                                --------          --------

Net increase (decrease) in cash and
   short-term investments                                         (2,546)             (102)
Balance at beginning of year                                       2,833             2,122
                                                                --------          --------
Balance at end of period                                        $    287          $  2,020
                                                                ========          ========


Supplemental cash flow information:
   Income taxes paid                                            $  1,872          $  1,306
                                                                ========          ========
   Interest paid                                                $  6,669          $  6,801
                                                                ========          ========

/TABLE

BUSINESS SEGMENT INFORMATION
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)
                                                              Third Quarter Ended               Three Quarters Ended
                                                         -----------------------------       --------------------------
                                                         October 31,       October 25,       October 31,    October 25,
                                                            1998              1997              1998           1997
                                                         -----------       -----------       -----------    -----------
Sales and textile service revenues:
   Textile Services                                       $ 63,840          $ 71,737          $193,654       $215,476
   Manufacturing and Marketing                              40,368            45,087           133,051        131,017
   Retail Sales                                             23,149            22,156            64,100         62,438
   Intersegment sales                                       (5,771)           (6,190)          (17,345)       (19,564)
                                                          --------          --------          --------       --------
                                                          $121,586          $132,790          $373,460       $389,367
                                                          ========          ========          ========       ========

Earnings (including restructuring):
   Textile Services                                       $  5,483          $  4,018          $ 15,067       $ 13,453
   Manufacturing and Marketing                                 371            (6,821)            2,959         (7,091)
   Retail Sales                                              2,262             2,728             4,920          6,319
   Restructuring charge                                       --             (14,684)             --          (14,684)
   Interest, corporate expenses and other, net              (3,541)           (4,258)          (11,501)       (11,730)
   Eliminations                                                (25)              (45)              (75)           (45)
                                                          --------          --------          --------       --------
                                                          $  4,550          $(19,062)         $ 11,370       $(13,778)
                                                          ========          ========          ========       ========

Earnings (excluding restructuring):
   Textile Services                                       $  5,483          $  5,081          $ 15,067       $ 14,516
   Manufacturing and Marketing                                 371               679             2,959            409
   Retail Sales                                              2,262             2,728             4,920          6,319
   Interest, corporate expenses and other, net              (3,541)           (4,258)          (11,501)       (11,730)
   Eliminations                                                (25)              (45)              (75)           (45)
                                                          --------          --------          --------       --------
                                                          $  4,550          $  4,185          $ 11,370       $  9,469
                                                          ========          ========          ========       ========

SUMMARY FINANCIAL POSITION DATA
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands, except ratios, shares and per share amounts)
                                                     Third Quarter Ended
                                                 ---------------------------
                                                 October 31,     October 25,
                                                    1998            1997
                                                 -----------     -----------
   Working capital                               $  137,894      $  127,490
   Current ratio                                   3.4 to 1        2.2 to 1
   Long-term debt                                $   94,658      $   97,940
   Shareholders' equity                          $  167,335      $  174,374
   Percent long-term debt to debt and equity           36.1%           36.0%
   Equity per common share                       $    19.13      $    19.05
   Common shares outstanding                      8,749,290       9,151,938

/TABLE

                      PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)    See Exhibit Index included herein on page 8.

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the third quarter ended October 31, 1998.

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



                                              Angelica Corporation
                                              --------------------
                                                  (Registrant)



Date: December 3, 1998                   /s/ T. M. Armstrong
                                         -------------------------------

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

3.2    Current By-Laws of the Company, as last amended August 25,
       1998.

4.1    Shareholder Protection Rights Plan dated August 25, 1998.
       Filed as Registration Statement on Form 8-A on August 28, 1998 and incorporated herein by reference.

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

4.4 8.225% Senior Notes to Nationwide Life Insurance Company, American United Life Insurance Company, Aid Association for Lutherans (reissued to Nimer & Co. as of August 1, 1998), and Modern Woodmen of America due May 1, 2006, together with Note Agreement. Filed as and incorporated herein by reference to
       Exhibit 4.4 to the Form 10-Q for the fiscal quarter ended July
       29, 1995.

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

10.31 Retirement Benefit Agreement between the Company and Don W. Hubble dated January 1, 1998 - Form 10-K for fiscal year ended 1/31/98, Exhibit 10.31.<F**>

10.32 Non-Qualified Stock Option Agreement between the Company and Don W. Hubble dated January 2, 1998 - Form 10-K for fiscal year ended 1/31/98, Exhibit 10.32.<F**>

10.33 Description of restricted stock granted to Don W. Hubble effective January 2, 1998 - Form 10-K for fiscal year ended 1/31/98, Exhibit 10.33.<F**>

10.34 Sixteenth Amendment to Angelica corporation Retirement Savings Plan, dated August 28, 1998.<F*>

10.35  Second Amendment to Angelica Corporation Stock Bonus and
       Incentive Plan, dated August 25, 1998.<F*>

27     Financial Data Schedule<F*>