Form 10-K405
period 1999-01-30
ANGELICA CORP /NEW/
filed 1999-04-27
CIK 6571

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549
                         ____________________

                              FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                              ACT OF 1934

              For the Fiscal Year Ended January 30, 1999

                    Commission File Number 1-5674
                         ____________________

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

                                (314) 854-3800
              Registrant's telephone number, including area code
                             ____________________

         Securities registered pursuant to Section 12(b) of the Act:
                                                    Name of each exchange
        Title of each class                          on which registered
        -------------------                          -------------------

Common Stock, $1.00 Par Value                      New York Stock Exchange

Preferred Stock Purchase Rights issuable pursuant
to Registrant's Shareholder Rights Plan            New York Stock Exchange

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

          $125,095,303                         April 5, 1999
          ------------                         -------------
              Value                          Date of Valuation

   Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of April 5, 1999.

       Common Stock, $1.00 par value, 8,694,863 shares outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE

1) Portions of the Annual Report to Shareholders for year ended 1/30/99 are incorporated in Parts I, II & IV; 2) Portions of the Proxy
Statement dated 4/15/99 are incorporated in Part III.

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

The Company's businesses are reported in three industry segments:
Textile Services, Manufacturing and Marketing and Retail Sales. Information about the Company's industry segments appears on page 29 of the Company's Annual Report to Shareholders for the year ended January 30, 1999 (hereinafter "Annual Report") and is incorporated herein by reference. This information includes for each segment sales and textile service revenues, earnings, identifiable assets, depreciation and capital additions for each of the five years in the period ended January 30, 1999.

TEXTILE SERVICES
----------------

This segment has 30 laundry plants generally in or near various major metropolitan areas in the United States principally providing textile rental and laundry services for health care institutions. This segment also provides general linen services in selected areas, principally to hotels, motels and restaurants.

The markets in which the Textile Services segment operates are very competitive, being characterized generally by a large number of independent, privately-owned competitors. Industry statistics are not available, but the Company believes that its Textile Services segment constitutes the largest supplier of textile rental and laundry services to health care institutions in the United States. Competition is on the basis of quality, reliability and price.

MANUFACTURING AND MARKETING
---------------------------

The Company's Manufacturing and Marketing operations consist of Angelica Image Apparel in the United States and two smaller operations in Canada, collectively engaged in the manufacture and sale of uniforms and business career apparel for a wide variety of institutions and businesses. The raw materials used by Angelica Image Apparel in the conduct of its business consist principally of textile piece goods, thread, and trimmings, such as buttons, zippers and labels. The Company purchases piece goods from most major United States manufacturers of textile products. These materials are available from a number of sources. Recently, the Company has been closing some of its domestic manufacturing plants and sourcing more of its image apparel from domestic and foreign contractors and other foreign suppliers. At the end of fiscal 1999, foreign suppliers accounted for slightly more than 40% of this segment's products.

The Manufacturing and Marketing operations compete with more than four dozen largely privately-owned firms, including divisions of larger corporations, in the United States and Canada. Competition is also provided by local firms in most major metropolitan areas. The nature and degree of competition varies with the customer and market where it occurs. Industry statistics are not available, but the Company believes that it is one of the leading suppliers of garments to hospitals, hotels and motels, food service establishments, and textile service suppliers in the United States. Competition is extensive and is based on many factors, including design, quality, consistency of product, delivery, price and distribution.

RETAIL SALES
------------

The Retail Sales segment is a specialty retailer offering uniforms and shoes primarily for nurses and other health care professionals through a nationwide chain of retail stores under the name of Life Uniform and Shoe Shops, located primarily in malls and strip shopping centers.

The Company believes there are approximately 2,000 specialty retail stores in the U.S., primarily privately-owned, offering merchandise comparable to that offered by the Company's Retail Sales segment. In addition, such merchandise is also offered by others, including some large chain apparel retailers. Retail operations are conducted under highly competitive conditions in the local area where each of the Company's stores is located, with competition being on the basis of store location, merchandise selection and value. Industry statistics are not available, but the Company believes its Retail Sales segment is the nation's largest specialty retailer offering uniforms and shoes to nurses and other health care professionals.

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

EMPLOYEES
---------

The Company employs approximately 8,600 persons (including approximately 800 part-time employees).

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
----------------------------------------------------------------------
SALES
-----

Sales of foreign operations and export sales were not significant. The Company has no one major customer.

ITEM 2.  PROPERTIES
-------------------

A substantial portion of the real estate utilized by the Company is leased. Real estate which is owned by the Company is approximately 51% of the net book value of all fixed assets. There is no individual parcel of real estate owned or leased which is of material significance to the Company's total assets. No difficulty in renewing leases which expire in the near future is anticipated by the Company. In the opinion of the Company, all such facilities are maintained in good condition and are adequate and suitable for the purposes for which they are used.

As of January 30, 1999, 30 laundries, both owned and leased, plus warehouse facilities located in 15 states were used in the Textile Services segment. Laundry facilities generally are not fully utilized, although some of them operate on a multi-shift basis. The Company estimates that output of these facilities could be increased by 20 percent with existing equipment by working longer hours and by an additional 25 percent (for a total of 45 percent) by working longer hours plus installation of additional equipment.

The Company's real estate, both owned and leased, which is used in its Manufacturing and Marketing segment, at January 30, 1999 was comprised of nine manufacturing plants in the United States, one plant in Costa Rica, and one plant in Great Britain (sold March 1, 1999), plus appropriate warehouses and sales facilities in the United States and Canada. The manufacturing facilities are generally fully utilized and operate generally on a one-shift basis.

As of January 30, 1999 there were 309 retail specialty stores, located in 36 states, used in the Retail Sales segment. All retail store premises are leased.

In connection with the restructuring plan adopted in October, 1997, the Company has closed certain of its laundries in the Textile Services segment and transferred the volumes being processed in those plants to other laundries operated by the Company, thereby achieving economies of scale and greater operating efficiencies. Also as a part of the restructuring plan, certain of the Manufacturing and Marketing segment's domestic sewing plants have been closed in order to increase the amount of goods manufactured non-domestically. In addition, in March, 1999, the Company sold its Manufacturing and Marketing business in Great Britain.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

The Company is not a party, and none of its property is subject, to any material pending legal proceeding other than ordinary routine litigation incidental to the business. Management believes that liabilities, if any, resulting from pending routine litigation in the ordinary course of the Company's business should not materially affect the financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

No matters were submitted to a vote of shareholders during the fourth quarter of the Company's year ended January 30, 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

                              Present Position (and                     Year First
                              Prior Offices During Past                 Elected As
       Name                   Five Years)<F1><F2>                       An Officer             Age
       ----                   -------------------------                 ----------             ---
Theodore M. Armstrong         Senior Vice President-                       1986                 59
                              Finance and Administration
                              and Chief Financial Officer

Michael E. Burnham            Vice President; President,                   1993                 47
                              Life Uniform and Shoe Shops
                              Business Segment of Angelica

Thomas M. Degnan              Treasurer                                    1993                 43

Steven L. Frey<F3>            Vice President, General Counsel              1999                 49
                              and Secretary

Don W. Hubble<F4>             Chairman, President and Chief                1998                 59
                              Executive Officer

L. Linden Mann                Controller and Assistant                     1978                 59
                              Secretary

Charles D. Molloy, Jr.<F5>    Vice President; President,                   1998                 54
                              Manufacturing and Marketing
                              Business Segment of Angelica

Alan D. Wilson<F6>            Vice President; President,                   1995                 56
                              Angelica Textile Business
                              Segment of Angelica


<F1> Except as set forth below, the principal occupations of the officers throughout the past five years have been the performance of the functions of the offices shown above.

<F2> All officers serve at the pleasure of the Board of Directors.

<F3> Steven L. Frey has been Vice President, General Counsel and
     Secretary since March 1, 1999. Prior to that, he was in private practice from 1996 to March 1, 1999 with the law firm of Helfrey, Simon and Jones, P.C. He also served as Director of Legal and Regulatory Affairs for Sigma Chemical Company from 1993 to 1996.

<F4> Don W. Hubble has been Chairman, President and Chief Executive
     Officer since January 1, 1998. Prior to that, he served as President and Chief Operating Officer of National Service
     Industries, Inc. from 1994 to October, 1996, and as Executive Vice President and Chief Operating Officer from 1993 to 1994.

<F5> Charles D. Molloy, Jr. has been Vice President of the Company since August 25, 1998 and President of the Manufacturing and Marketing Business Segment since July 20, 1998. He also served as Executive Vice President of Angelica Image Apparel from February, 1997 to June, 1998, and as Acting President of the Manufacturing and Marketing Business Segment from June, 1998, to July, 1998. Prior to that, he served as Chief Financial Officer of Tail Active Sportswear from August, 1992 to January, 1997.

<F6> Alan D. Wilson has been a Vice President of the Company since
     March 15, 1995. He has served as President of Textile Services Business Segment since March, 1996 and prior to that was President of Angelica Textile Services, Inc.

None of the executive officers of the Company are related to each other.

There are no arrangements or understandings between any executive officer of the Company and any other person pursuant to which such officer was selected.

                              PART II
                              -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-----------------------------------------------------------------------
MATTERS
-------

The information required by this item is included under the caption "Common Stock Data" on page 20 of the Company's Annual Report and is incorporated herein by reference. The number of shareholders of record was 1,408 at April 5, 1999. The Company's Board of Directors regularly reviews the dividends paid, and the Company expects to continue to pay dividends. However, there can be no assurance that dividends will be paid in the future since they are dependent on earnings, the financial condition of the Company and other factors.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

The information required by this item is included under the caption "Financial Summary-6 Years" on page 18 of the Company's Annual Report and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
---------------------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------

The information required by this item is included in the text contained under the caption "Financial Review" on pages 19 and 20 of the Company's Annual Report and is incorporated herein by reference. The Company does not believe the effects of inflation and changing prices have been, or will be, material to the Company's results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The information required by this item appears on pages 21 through 31 of the Company's Annual Report and is incorporated herein by reference.
The financial statement schedule listed at Item 14(a)(2) is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
---------------------------------------------------------------------
AND FINANCIAL DISCLOSURE
------------------------

Not Applicable.

                          PART III
                          --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

Information with respect to Directors of the Company under the caption "Board of Directors" on pages 19 and 20 and under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 9 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 1999, (hereinafter "Proxy Statement") is incorporated herein by reference. Information with respect to executive officers of the Company appears under the caption "Executive Officers of the Registrant" on pages 5 and 6 of Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------
Information with respect to executive compensation under the captions "Director Compensation" on page 6, "Compensation of Executive Officers" on pages 12 and 13, "Employment Contracts and Termination of Employment and Change-In-Control Arrangements" on pages 13 through 15, "Retirement Plans" on pages 15 and 16, "Stock Options" on pages 16 and 17, and "Option Holdings" on page 17, of the Company's Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
--------------------------------------------------------------
MANAGEMENT
----------

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

                              PART IV
                              -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

                                                             Annual Report
(a)  Document List                                               Page
     -------------                                           -------------

     1.   Financial Statements
          --------------------

          The following financial statements are
          incorporated by reference herein and in
          Item 8 above from the Company's Annual Report to Shareholders for the year ended
          January 30, 1999:

          (i)   Consolidated Statements of Income -               21
                Years ended January 30, 1999, January 31,
                1998 and January 25, l997

          (ii)  Consolidated Balance Sheets - January 30,         22
                1999 and January 31, 1998

          (iii) Consolidated Statements of Share-                 23
                holders' Equity - Years ended
                January 30, 1999, January 31, 1998
                and January 25, 1997

          (iv)  Consolidated Statements of Cash Flows-            24
                Years ended January 30, 1999,
                January 31, 1998 and  January 25, 1997

          (v)   Notes to Consolidated Financial State-            25-30
                ments

          (vi)  Report of Independent Public                      31
                Accountants

     2.    Supplementary Data and Financial Statement Schedule
           ---------------------------------------------------

           (i) The supplementary data entitled "Unaudited Quarterly Financial Data" is incorporated by reference herein and in Item 8 above from page 30 of the Company's Annual Report.

           (ii) The following financial statement schedule is submitted as a separate section of this report beginning at page 14:

                 Schedule II - Valuation and Qualifying Accounts - For the Three Years Ended January 30, 1999

All other schedules are not submitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto.

           (iii) Report of Independent Public Accountants on Schedule II appears at this page 13 of the Form 10-K.

     3.    Exhibits
           --------

           See Exhibit Index on pages 15-20 hereof for a list of all management contracts, compensatory plans and arrangements required by this item (Exhibit Nos. 10.1 through 10.34) and all other Exhibits filed or incorporated by reference as a part of this report.

(b)  Reports on Form 8-K
     -------------------

           The Registrant filed no reports on Form 8-K during the last quarter of the year ended January 30, 1999.

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

                                           ANGELICA CORPORATION
                                           --------------------
                                               (Registrant)

                                         By: /s/ Don W. Hubble
                                            ---------------------------------
                                            Don W. Hubble
                                            Chairman, President and Chief
                                            Executive Officer

Date:  April 27, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:  /s/ Don W. Hubble                   By:  /s/ T. M. Armstrong
   ---------------------------------         --------------------------------
     Don W. Hubble                            T. M. Armstrong
     Chairman, President and                  Senior Vice President-
     Chief Executive Officer                  Finance and Administration
     (Principal Executive Officer)            and Chief Financial Officer
                                              (Principal Financial Officer)

By:  /s/ L. Linden Mann
   ---------------------------------
     L. Linden Mann
     Controller
     (Principal Accounting Officer)

     David A. Abrahamson<F*>                  Susan S. Elliott<F*>
   ---------------------------------         --------------------------------
     (David A. Abrahamson)                    (Susan S. Elliott)
     Director                                 Director

     Earle H. Harbison, Jr.<F*>               Leslie F. Loewe<F*>
   ---------------------------------         --------------------------------
     (Earle H. Harbison, Jr.)                 (Leslie F. Loewe)
     Director                                 Director

     Charles W. Mueller<F*>                   William A. Peck<F*>
   ---------------------------------         --------------------------------
     (Charles W. Mueller)                     (William A. Peck)
     Director                                 Director

     William P. Stiritz<F*>                   H. Edwin Trusheim<F*>
   ---------------------------------         --------------------------------
     (William P. Stiritz)                     (H. Edwin Trusheim)
     Director                                 Director

By his signature below, Don W. Hubble has signed this Form 10-K on behalf of each person named above whose name is followed by an asterisk, pursuant to power of attorney filed with this Form 10-K.


                            /s/ Don W. Hubble
                            ------------------------------------
                            Don W. Hubble, as attorney-in-fact

Date:  April 27, 1999

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
              ----------------------------------------



To Angelica Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the Annual Report to Shareholders of Angelica Corporation and subsidiaries incorporated by reference in this Form 10-K, and have issued our report thereon dated March 16, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)2(ii) and appearing on page 14 is the responsibility of the Corporation's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                            /s/ Arthur Andersen LLP

                            ARTHUR ANDERSEN LLP



St. Louis, Missouri,
March 16, 1999

                                                                Schedule II

                  ANGELICA CORPORATION AND SUBSIDIARIES

             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

               FOR THE THREE YEARS ENDED JANUARY 30, 1999
                            (In Thousands)
            -------------------------------------------------

                      Balance at     Charged                        Balance
                      Beginning      to Costs                      at End of
Description           of Period    and Expenses   Deductions<Fa>    Period
-----------           ---------    ------------   --------------   ---------
Reserve for doubtful
accounts - deducted
from receivables in
the balance sheet

                                  YEAR ENDED JANUARY 30, 1999
                                  ---------------------------

                       $2,510         $1,851         $1,738         $2,623
                       ======         ======         ======         ======
                                  YEAR ENDED JANUARY 31, 1998
                                  ---------------------------
                       $2,645         $1,511         $1,646         $2,510
                       ======         ======         ======         ======
                                  YEAR ENDED JANUARY 25, 1997
                                  ---------------------------
                       $2,687         $1,417         $1,459         $2,645
                       ======         ======         ======         ======

<Fa>  Doubtful accounts written off against reserve provided, net of recoveries.


EXHIBIT INDEX
-------------

Exhibit
Number  Exhibit
------  -------

        <F*>Asterisk indicates exhibits filed herewith.
        <F**>Incorporated by reference from the document listed.

3.1 Restated Articles of Incorporation of the Company, as currently in effect. Filed as Exhibit 3.1 to the Form 10-K for the fiscal year ended January 26, 1991.<F**>

3.2 Current By-Laws of the Company, as last amended August 25, 1998. Filed as Exhibit 3.1 to the Form 10-Q for fiscal quarter ended August 1, 1998.<F**>

4.1 Shareholder Rights Plan dated August 25, 1998. Filed as Exhibit 1 to Registration Statement on Form 8-A on August 28, 1998.<F**>

4.2 10.3% and 9.76% Senior Notes to insurance company due annually to 2004, together with Note Facility Agreement. Filed as Exhibit 4.2 to the Form 10-K for the fiscal year ended January 27, 1990.<F**>

4.3 9.15% Senior Notes to insurance companies due December 31, 2001, together with Note Agreements and First Amendment thereto. Filed as Exhibit 4.3 to the Form 10-K for the fiscal year ended February 1, 1992.<F**>

4.4 8.225% Senior Notes to Nationwide Life Insurance Company, American United Life Insurance Company, Aid Association for Lutherans (reissued to Nimer & Co. as of August 1, 1998), and Modern Woodmen of America due May 1, 2006, together with Note Agreement. Filed as Exhibit 4.4 to the Form 10-Q for the fiscal quarter ended July 29, 1995.<F**>

          Note: No other long-term debt instrument issued by the Registrant exceeds 10% of the consolidated total assets of the Registrant and its subsidiaries. In accordance with Item 601(b) (4) (iii) (A) of Regulation S-K, the Registrant will furnish to the Commission upon request copies of long-term debt instruments and related agreements.


10.1 Angelica Corporation 1994 Performance Plan (as amended 1/31/95). Filed as Exhibit 10.1 to the Form 10-K for fiscal year ended January 28, 1995.<F**>

10.2 Retirement Benefit Agreement between the Company and Alan D. Wilson dated August 25, 1987. Filed as Exhibit 10.2 to the Form 10-K for fiscal year ended January 28, 1995.<F**>

10.3 Form of Participation Agreement for the Angelica Corporation Management Retention and Incentive Plan (filed as Exhibit 10.3 to the Form 10-K for fiscal year ended 1/30/93 and incorporated herein by reference) with revised schedule setting out executive officers covered under such agreements and the "Benefit Multiple" listed for each.<F*>

10.4  Angelica Corporation Stock Option Plan (As amended November 29,
      1994). Filed as Exhibit 10.7 to the Form 10-K for fiscal year ended January 28, 1995.<F**>

10.5 Angelica Corporation Stock Award Plan. Filed as Exhibit 10 to the Form 10-K for fiscal year ended February 1, 1992.<F**>

10.6 Angelica Corporation Retirement Savings Plan, as amended and restated. Filed as Exhibit 19.3 to the Form 10-K for fiscal year ended January 27, 1990, incorporating all amendments thereto through the date of this filing.<F**>

10.7 Supplemental Plan. Filed as Exhibit 19.10 to the Form 10-K for fiscal year ended January 27, 1990, incorporating all amendments thereto through the date of this filing. The last amendment thereto was filed as Exhibit 10.31 to Form 10-K for fiscal year ended January
      25, 1997.<F**>

10.8 Incentive Compensation Plan (restated). Filed as Exhibit 19.11 to the Form 10-K for fiscal year ended January 27, 1990.<F**>

10.9  Deferred Compensation Option Plan for Selected Management
      Employees. Filed as Exhibit 19.9 to the Form 10-K for fiscal year ended January 26, 1991, incorporating all amendments thereto through the date of this filing. The last amendment thereto was filed as
      Exhibit 10.34 to Form 10-K for fiscal year ended January 25,
      1997.<F**>




10.10 Deferred Compensation Option Plan for Directors. Filed as Exhibit
      19.8 to the Form 10-K for fiscal year ended January 26, 1991, incorporating all amendments thereto through the date of this filing.<F**>

10.11 Supplemental and Deferred Compensation Trust. Filed as Exhibit
      19.5 to the Form 10-K for fiscal year ended February 1, 1992.<F**>

10.12 Management Retention Trust. Filed as Exhibit 19.4 to the Form 10-K for fiscal year ended February 1, 1992.<F**>

10.13 Performance Shares Plan for Selected Senior Management(restated). Filed as Exhibit 19.3 to the Form 10-K for fiscal year ended January 26, 1991.<F**>

10.14 Management Retention and Incentive Plan (restated). Filed as
      Exhibit 19.1 to the Form 10-K for fiscal year ended January 26, 1991.<F**>

10.15 Non-Employee Directors Stock Plan. Filed as Exhibit 10.3 to the Form 10-K for fiscal year ended January 27, 1990, incorporating all amendments thereto through the date of this filing.<F**>

10.16 Restated Deferred Compensation Plan for Non-Employee Directors.
      Filed as Exhibit 10 (v) to the Form 10-K for fiscal year ended
      January 28, 1984, incorporating all amendments thereto through the date of this filing. The last amendment thereto was filed as Exhibit
      10.25 to Form 10-K for the fiscal year ended January 28, 1995.<F**>

10.17 Restated Angelica Corporation Stock Bonus and Incentive Plan (Incorporating Amendments Adopted Through October 25, 1994). Filed as Exhibit 10.20 to the Form 10-K for fiscal year ended January 28, 1995, incorporating all amendments thereto through the date of this filing.<F**>

10.18 Angelica Corporation Pension Plan as Amended and Restated. Filed as Exhibit 19.7 to the Form 10-K for fiscal year ended January 26, 1991, incorporating all amendments thereto through the date of this filing. The last amendment thereto was filed as Exhibit 10.23 to Form 10-Q for fiscal quarter ended July 27, 1996.<F**>




10.19 Angelica Corporation 1994 Non-Employee Directors Stock Plan.
      Filed as Appendix A of the Company's Proxy Statement for the
      Annual Meeting of Shareholders held on May 23, 1995 and incorporating all amendments thereto through the date of this filing. The last amendment thereto was filed as Exhibit 10.35 to Form 10-K for fiscal year ended January 31, 1998.<F**>

10.20 Specimen form of Stock Option Agreement under the Angelica
      Corporation Stock Option Plan. Filed as Exhibit 10.20 to the Form 10-K for fiscal year ended January 27, 1996.<F**>

10.21 Form of Stock Option Agreement under the Angelica Corporation 1994 Performance Plan (filed as Exhibit 10.21 to Form 10-K for fiscal year ended January 27, 1996) with four of the Company's executive officers, together with schedule identifying the officers and setting forth the material details in which the agreements differ from the form of agreement that is filed. Filed as Exhibit 10.21 to the Form 10-K for fiscal year ended January 25, 1997.<F**>

10.22 Form of Indemnification Agreement between the Company and each of its directors and executive officers, together with a schedule identifying the directors and executive officers executing such agreements.<F*>

10.23 Employment Agreement between the Company and Theodore M.
      Armstrong, dated November 27, 1996. Filed as Exhibit 10.24 to the Form 10-K for fiscal year ended January 25, 1997.<F**>

10.24 Employment Agreement between the Company and L. Linden Mann, dated November 27, 1996. Filed as Exhibit 10.26 to the Form 10-K for fiscal year ended January 25, 1997.<F**>

10.25 Employment Agreement between the Company and Alan D. Wilson, dated April 2, 1997. Filed as Exhibit 10.27 to the Form 10-K for fiscal year ended January 25, 1997.<F**>

10.26 Employment Agreement between the Company and Michael E. Burnham, dated April 8, 1997. Filed as Exhibit 10.28 to the Form 10-K for fiscal year ended January 25, 1997.<F**>




10.27 Employment Agreement between the Company and Thomas M. Degnan, dated May 1, 1997. Filed as Exhibit 10.29 to the Form 10-Q for fiscal quarter ended April 26, 1997.<F**>

10.28 Employment Agreement between the Company and Don W. Hubble, dated December 12, 1997. Filed as Exhibit 10.30 to the Form 10-K for fiscal year ended January 31, 1998.<F**>

10.29 Retirement Benefit Agreement between the Company and Don W. Hubble dated January 1, 1998. Filed as Exhibit 10.31 to the Form 10-K for fiscal year ended January 31, 1998.<F**>

10.30 Non-Qualified Stock Option Agreement between the Company and Don
      W. Hubble dated January 2, 1998. Filed as Exhibit 10.32 to the Form 10-K for fiscal year ended January 31, 1998.<F**>

10.31 Description of restricted stock granted to Don W. Hubble effective January 2, 1998. Filed as Exhibit 10.33 to the Form 10-K for fiscal year ended January 31, 1998.<F**>

10.32 Employment Agreement between the Company and Charles D. Molloy, Jr., dated February 28, 1997.<F*>

10.33 Seventeenth Amendment to Angelica Corporation Retirement Savings Plan, dated December 17, 1998.<F*>

10.34 Employment Agreement between the Company and Steven L. Frey, dated March 1, 1999.<F*>

13 Certain portions of the Annual Report to Shareholders for the fiscal year ended January 30, 1999 which have been incorporated by reference.<F*>

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

                              - 20 -
