Form 10-Q
period 1999-05-01
ANGELICA CORP /NEW/
filed 1999-06-07
CIK 6571

========================================================================
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


          For The Quarter Ended             Commission File
               May 1, 1999                   Number 1-5674


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


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes X     No
                                                      ---       ----


The number of shares outstanding of Registrant's Common Stock, par value $1.00 per share, at June 1, 1999 was 8,678,256 shares.

========================================================================


                          ANGELICA CORPORATION AND SUBSIDIARIES

                 INDEX TO FINANCIAL STATEMENTS AND SUPPORTING SCHEDULES

                       FOR MAY 1, 1999 FORM 10-Q QUARTERLY REPORT


                                                                Page Number Reference
                                                                ---------------------

                                                                        Quarterly Report
                                                                               to
                                                             Form 10-Q    Shareholders
                                                             ---------    ------------
PART I.   FINANCIAL INFORMATION:

   Consolidated Statements of Income -
    First Quarter Ended May 1, 1999 and
     May 2, 1998                                                                3


   Consolidated Balance Sheets -
    May 1, 1999 and January 30, 1999                                            4


   Consolidated Statements of Cash Flows -
    First Quarter Ended May 1, 1999
     and May 2, 1998                                                            5


   Notes to Consolidated Financial
    Statements                                                   2


   Management's Discussion and Analysis
    of Operations and Financial Condition                       3-5


   Exhibit A - Quarterly Report to
    Shareholders                                                 6


PART II.  OTHER INFORMATION                                     7-12



                 ANGELICA CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       QUARTER ENDED MAY 1, 1999



(1) The accompanying consolidated condensed financial statements are unaudited, and it is suggested that these consolidated statements be read in conjunction with the fiscal 1999 Annual Report, including Notes to Financial Statements. However, it is the opinion of the Company that all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results during the interim period have been included.

(2)  See Index to Financial Statements and Supporting Schedules on page
     1. Those pages of the Angelica Corporation and Subsidiaries Quarterly Report to Shareholders for the quarter ended May 1, 1999, listed in such index are incorporated herein by reference. The pages of the Quarterly Report to Shareholders which are not listed on the index and therefore not incorporated herein by reference are furnished for the information of the Commission but are not to be deemed "filed" as a part of this report. The Quarterly Report to Shareholders referred to herein is located immediately following page 5 of this report.

(3) For purposes of the Consolidated Statements of Cash Flows, the Company considers short-term, highly liquid investments which are readily convertible into cash, as cash equivalents.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

                        AND FINANCIAL CONDITION

                       QUARTER ENDED MAY 1, 1999


Analysis of Operations
----------------------

Combined sales and textile service revenues decreased 5.9 percent compared with last year's first quarter, while net income increased 2.6 percent. Revenues of the Textile Services segment decreased 2.0 percent in the first quarter with the decrease the result of customer losses exceeding new business gained in the period. Earnings of this segment increased 2.0 percent benefiting from a pretax gain of $312,000 on the sale of Textile Services' administration and warehouse facility in California, completing the consolidation of its administrative offices and functions into a single location. First quarter sales of the Manufacturing and Marketing segment decreased 15.6 percent compared with the same quarter last year as a result of the sale of underperforming businesses (including the United Kingdom business sold March 1, 1999), the lack of high volume provided last year by the rollout of the New York City Transit program and exiting of unprofitable product and market segments. First quarter earnings increased 8.5 percent aided by better gross margins and another strong quarter for the Canadian Operations. Life Retail Stores had a 6.4 percent increase in sales, as a result of a
3.2 percent same-store sales increase together with volume from new stores and acquisitions. Earnings decreased 41.5 percent, primarily due to deep discounting in certain geographical areas and the resulting lower margins.

Selling, general and administrative expenses increased 0.8 percent in the first quarter compared with the same period last year. These expenses increased as a percent of combined sales and textile service revenues from 21.1 percent to 22.6 percent in the first quarter. The growth in the number of Life Retail stores has contributed to the increase in selling, general and administrative expenses. Interest expense was $483,000 lower in the quarter as a result of the repayment of all short term debt in fiscal 1999.

Financial Condition
-------------------

The Company had working capital of $141,469,000 and a current ratio of
4.0 to 1 at May 1, 1999, up from $140,386,000 and 2.7 to 1 a year ago and compared with $136,071,000 and 3.2 to 1 at the beginning of the year. The ratio of long-term debt to debt-plus-equity was 35.1 percent at the close of the quarter, approximately the same as a year ago and down from 35.4 percent at the beginning of the year.

Operating activities provided a total cash flow of $2,276,000 in the first quarter compared with providing $6,764,000 in the first quarter last year, with the decrease being due to increased requirements for working capital. Cash provided by investing activities was $2,267,000 compared with cash used a year ago of $3,912,000. Included in investing activities were capital expenditures of $1,331,000, $143,000 for acquisitions and proceeds from sale of assets of $3,741,000. Cash flow used in financing activities reflects the normal sinking fund payments of long-term debt and the payment of dividends. No material change in the Company's future aggregate cash requirements is foreseen at the present time.

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

Year 2000 Compliance
---------------------

The Company is working to resolve the effect that the Year 2000 ("Y2K") issue has on its business and information systems. This process began in 1996 with a comprehensive impact analysis to determine the scope, requirements and cost of this effort. All significant systems requiring modification or replacement have been identified. Currently, the Company is in various stages of completion on different systems. All in-house developed software has been modified, tested, and is currently in production and compliant. Third party software, including packages, is being made Y2K compliant using a combination of internal resources and outside contractors and vendors. Compliance letters have been received from all software vendors stating that they are, or will be, Y2K compliant. The Company has engaged in a fairly aggressive process to gain commitments from major suppliers to ensure that their systems are Y2K compliant. Statements have been received from 100 percent of major suppliers and from 60 percent of all suppliers. The Company is also in the midst of addressing its Y2K issues which may not be information technology based, including contingency options to address unforeseen problems.

The Company has recently embarked on a comprehensive integrated testing process. A test lab environment has been created for all business segments and each production system and its related dependency systems and processes are being tested against critical 1999 and 2000 dates. Compliance expectations thus far have been achieved. This integrated testing process is expected to be fully completed by September, 1999.

While the Company currently believes it will complete its Y2K effort by October, 1999, failure to do so, or the failure of the Company's major suppliers, vendors, governmental entities and other third parties with which the Company has business dealings to modify or replace their systems, could affect the Company's operations in unforeseen ways and, thus, have a material adverse effect on the Company's future financial condition and operating results. The most reasonably likely worst-case scenario of failure, by the Company or its suppliers, to resolve the Y2K issue, would be a temporary slowdown of operations at one or more of the Company's facilities. The Company is currently reviewing contingency options, including manual alternatives to systems operation, which would minimize the risks of any such unresolved Y2K problem.

The cost of the Y2K effort is estimated at $2.6 million, of which approximately $2.4 million has been expended as of May 1, 1999. The Y2K costs are expensed as incurred, and amounts associated with newly-purchased software are capitalized. These costs are being funded through operating cash flows.

Forward-Looking Disclosure
--------------------------

The Private Securities Litigation Reform Act of 1995 provides a "safe-harbor" for forward-looking statements. This report contains forward-looking statements that reflect the Company's current views with respect to future events, financial resources and Y2K issues. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, competitive and general economic conditions, the achievement of operating efficiencies and optimizing costs without deterioration in customer service and the timely resolution of the Y2K issue by the Company, its customers and suppliers.

                       [Angelica letterhead]



                             Exhibit A



                                                            May 20, 1999

Dear Shareholder:

I am pleased to report that Angelica has begun fiscal 2000 with a per share net income increase of 11.5 percent as compared with the first quarter last year. This exceeded our expectations for the quarter as we had projected lower comparative income this year as a consequence of an extraordinary first quarter performance last year. Much of the per share gain resulted from fewer number of shares outstanding as a result of our share repurchase program completed in the first quarter.

Combined sales and textile service revenues decreased 5.9 percent to $121,132,000 in this year's first quarter compared with $128,665,000 last year. Pretax income was up slightly in the quarter to $4,017,000 from $3,917,000, and net income increased 2.6 percent to $2,491,000 from $2,428,000 in the comparable prior period. Net income per share was $.29 versus $.26 last year, an increase of 11.5 percent as I have noted.

The Textile Services segment had a decline in first quarter revenue from $65,856,000 last year to $64,523,000 this year or 2.0 percent. The revitalized and expanded sales management team for this segment, while already showing some positive results, has not yet had a significant impact on top-line growth. The commitment to revenue growth in this division is being reinforced, and it is expected that the significant investment in sales management and additional sales representatives will begin to be reflected in stronger revenue growth as the year progresses. Operating earnings increased 2.0 percent to $5,107,000 from $5,009,000 in the first quarter last year, as the sale this year of the administration and warehouse building in California yielded a gain of $312,000. The sale of this facility marked the completion of the consolidation of Textile Services' administrative functions in a single location.

The Manufacturing and Marketing segment's sales for the first quarter were $40,541,000 compared with $48,032,000 or 15.6 percent below last year. Since most of the sales decline was, as planned, in product areas, market segments and business units which were unprofitable, operating earnings of $1,795,000 in the quarter were 8.5 percent above last year's $1,654,000. The business operations in the United Kingdom were sold effective March 1, 1999. This unit was acquired in 1991, and the results had been unsatisfactory.

In the first quarter, Life Retail Stores had a same-store sales increase of 3.2 percent, the highest increase since the first quarter of fiscal 1998. Overall, sales increased 6.4 percent compared with the previous year first quarter, the difference being in new store openings and acquisitions. Total sales for the quarter were $22,137,000 compared with $20,798,000 in the same period last year. Since deep discounting in certain geographic locations continued in the quarter, operating earnings decreased to $884,000 from $1,510,000 in the previous year, a reduction of 41.5 percent. Our objective now is to increase sales at more modest discount levels, which should result in an increase in gross profit.

Our focus on improving asset use efficiency continued to show positive results in the quarter. Accounts receivable were reduced by another $838,000 since last fiscal year end, and days sales outstanding were at a most impressive 54 days, which compares with 61 days just fifteen months ago.

Inventories were further reduced by $4,993,000 and linens in service also declined by $1,433,000. As a result of these efforts, and a slightly improved operating margin, return on net assets for the corporation increased to 6.4 percent from 5.8 percent for fiscal 1999.

While results for the first quarter were better than expected on a per share basis, we are not adding to sales and textile service revenues as quickly as needed in order to add value to Angelica. We now know what constitutes quality revenue, and we have the foundation in place to support more aggressive sales growth. We need to increase the amount of new business that is being generated at Textile Services; we need to add more sales representatives at Manufacturing and Marketing; and we need to increase same-store sales at Life Uniform more consistently, and reduce cost of goods for this segment as well.

Gross margins have improved to 28.1 percent from 26.8 percent despite a gross margin reduction at Life Retail Stores. It is expected that gross margins will continue to increase as we produce and source more effectively. A continuation of more responsible pricing of contracts by Textile Services and Manufacturing and Marketing will also serve to improve gross margins.

At Textile Services we have established goals to reduce labor and utility costs by 20% over the next three-year planning period. At Life Retail we are evaluating additional distribution channels, and we intend to be more aggressive in closing down those stores with continuing operating losses. Our cost optimization efforts continue at Manufacturing and Marketing. All of these efforts support our goal to increase productivity throughout the Company.

Our primary focus is still the healthcare market. The demographics remain positive for market segment growth. The Angelica and Life brand names are well-known and respected in the healthcare market. We simply must continue our efforts to be the industry leader in each of our segments -- Textile Services, Manufacturing and Marketing and Life Retail. This can only be accomplished if we manage our costs, satisfy our customers and lead our associates to improved levels of performance. Your management team is committed to those courses of action.

Based on the first quarter's results, the strength of the economy and our efforts to add quality revenue, we are confident that we will achieve our plans for the year. We believe that fiscal 2000 will, once again, show a significant improvement in value addition over the prior fiscal year.


Respectfully submitted,


/s/ Don W. Hubble

Don W. Hubble
Chairman, President and
Chief Executive Officer


CONSOLIDATED STATEMENTS OF INCOME
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands, except per share amounts)

                                                        First Quarter Ended
                                                   -----------------------------
                                                    May 1, 1999     May 2, 1998
                                                   -------------   -------------
Textile service revenues                            $    64,523     $    65,856
Net sales                                                56,609          62,809
                                                   -------------   -------------
                                                        121,132         128,665
                                                   -------------   -------------

Cost of textile services                                 50,871          52,255
Cost of goods sold                                       36,276          41,933
                                                   -------------   -------------
                                                         87,147          94,188
                                                   -------------   -------------

Gross profit                                             33,985          34,477
                                                   -------------   -------------

Selling, general and
   administrative expenses                               27,316          27,097
Interest expense                                          2,171           2,654
Other expense, net                                          481             809
                                                   -------------   -------------
                                                         29,968          30,560
                                                   -------------   -------------

Income before income taxes                                4,017           3,917
Provision for income taxes                                1,526           1,489
                                                   -------------   -------------
Net income                                          $     2,491     $     2,428
                                                   =============   =============


Basic and diluted earnings per share<F*>            $      0.29     $      0.26
                                                   =============   =============


Dividends per common share                          $      0.24     $      0.24
                                                   =============   =============


Comprehensive income consisting of net income and foreign currency translation adjustments, totaled $3,036 and $2,636 for the quarters ended May 1, 1999 and May 2, 1998, respectively.

<F*>  Based upon weighted average number of common and common equivalent shares outstanding of 8,682,370 and 9,229,683 for fiscal periods of 2000 and 1999, respectively.



CONSOLIDATED BALANCE SHEETS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)

                                                                         May 1, 1999         January 30, 1999
                                                                       ---------------       ----------------
ASSETS
------
Current Assets:
   Cash and short-term investments                                      $       5,988          $       6,876
   Receivables, less reserve of $3,103 and $2,623                              56,402                 57,240
   Inventories:
      Raw material                                                             18,295                 20,358
      Work in progress                                                          6,374                  5,995
      Finished goods                                                           58,968                 62,277
                                                                       ---------------        ---------------
                                                                               83,637                 88,630

   Linens in service                                                           37,597                 39,030
   Prepaid expenses                                                             4,583                  4,310
   Income taxes                                                                    --                  1,303
                                                                       ---------------        ---------------
      Total Current Assets                                                    188,207                197,389
                                                                       ---------------        ---------------

Property and Equipment                                                        209,772                213,508
Less -- reserve for depreciation                                              113,166                111,877
                                                                       ---------------        ---------------
                                                                               96,606                101,631
                                                                       ---------------        ---------------

Goodwill                                                                        6,980                  7,096
Other acquired assets                                                           6,368                  7,011
Cash surrender value of life insurance                                         18,885                 18,640
Miscellaneous                                                                   7,207                  7,323
                                                                       ---------------        ---------------
                                                                               39,440                 40,070
                                                                       ---------------        ---------------
Total Assets                                                            $     324,253          $     339,090
                                                                       ===============        ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Current maturities of long-term debt                                 $       3,138          $       5,841
   Accounts payable                                                            22,569                 24,635
   Accrued expenses                                                            20,967                 30,842
   Income taxes                                                                    64                     --
                                                                       ---------------        ---------------
      Total Current Liabilities                                                46,738                 61,318
                                                                       ---------------        ---------------

Long-Term Debt, less current maturities                                        90,184                 90,910
Other Long-Term Obligations                                                    20,583                 21,059

Shareholders' Equity:
   Preferred Stock:
      Class A, Series 1, $1 stated value,
       authorized 100,000 shares, outstanding:  None                               --                     --
      Class B, authorized 2,500,000 shares, outstanding:  None                     --                     --
   Common stock, $1 par value, authorized 20,000,000
      shares, issued:  9,471,538                                                9,472                  9,472
   Capital surplus                                                              4,196                  4,196
   Retained earnings                                                          170,124                170,111
   Accumulated other comprehensive income                                      (1,739)                (2,285)
   Common Stock in treasury, at cost: 801,690 and 800,830                     (15,305)               (15,691)
                                                                       ---------------        ---------------
                                                                              166,748                165,803
                                                                       ---------------        ---------------
   Total Liabilities and Shareholders' Equity                           $     324,253          $     339,090
                                                                       ===============        ===============



CONSOLIDATED STATEMENTS OF CASH FLOWS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)

                                                                                  First Quarter Ended
                                                                         ------------------------------------
                                                                          May 1, 1999            May 2, 1998
                                                                         -------------          -------------
Cash Flows from Operating Activities:
   Net income                                                             $     2,491            $     2,428
   Non-cash items included in net income:
      Depreciation                                                              3,225                  3,353
      Amortization of acquisition costs                                           810                    852
   Change in working capital components,
      net of businesses acquired                                               (3,638)                 1,464
   Other, net                                                                    (612)                (1,333)
                                                                         -------------          -------------
      Net cash provided by operating activities                                 2,276                  6,764
                                                                         -------------          -------------


Cash Flows from Investing Activities:
   Expenditures for property and equipment, net                                (1,331)                (2,415)
   Cost of businesses acquired                                                   (143)                (1,497)
   Proceeds from sale of assets                                                 3,741                      -
                                                                         -------------          -------------
      Net cash provided by (used in) investing activities                       2,267                 (3,912)
                                                                         -------------          -------------


Cash Flows from Financing Activities:
   Long-term and short-term debt payments                                      (3,429)                (3,069)
   Dividends paid                                                              (2,081)                (2,203)
   Other, net                                                                      79                    595
                                                                         -------------          -------------
      Net cash used in financing activities                                    (5,431)                (4,677)
                                                                         -------------          -------------



Net decrease in cash and short-term investments                                  (888)                (1,825)
Balance at beginning of year                                                    6,876                  2,833
                                                                         -------------          -------------
Balance at end of period                                                  $     5,988            $     1,008
                                                                         =============          =============


Supplemental cash flow information:
   Income taxes paid                                                      $       172            $       249
   Interest paid                                                          $     1,408            $     4,406



BUSINESS SEGMENT INFORMATION
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)

                                                                                  First Quarter Ended
                                                                         ------------------------------------
                                                                          May 1, 1999            May 2, 1998
                                                                         -------------          -------------
Sales and textile service revenues:
   Textile Services                                                       $    64,523            $    65,856
   Manufacturing and Marketing                                                 40,541                 48,032
   Retail Sales                                                                22,137                 20,798
   Intersegment sales                                                          (6,069)                (6,021)
                                                                         -------------          -------------
                                                                          $   121,132            $   128,665
                                                                         =============          =============


Earnings:
   Textile Services                                                       $     5,107            $     5,009
   Manufacturing and Marketing                                                  1,795                  1,654
   Retail Sales                                                                   884                  1,510
   Interest, corporate expenses and other, net                                 (3,769)                (4,256)
                                                                         -------------          -------------
                                                                          $     4,017            $     3,917
                                                                         =============          =============


SUMMARY FINANCIAL POSITION DATA
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands, except ratios, shares and per share amounts)

                                                                                  First Quarter Ended
                                                                         ------------------------------------
                                                                          May 1, 1999            May 2, 1998
                                                                         -------------          -------------
   Working capital                                                        $   141,469            $   140,386
   Current ratio                                                             4.0 to 1               2.7 to 1
   Long-term debt                                                         $    90,184            $    94,973
   Shareholders' equity                                                   $   166,748            $   174,928
   Percent long-term debt to debt and equity                                    35.1%                  35.2%
   Equity per common share                                                $     19.23            $     19.02
   Common shares outstanding                                                8,669,848              9,194,681


                      PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  See Exhibit Index included herein on page 8.

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the first quarter ended May 1, 1999.


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



                                   Angelica Corporation
                                   --------------------
                                       (Registrant)



Date: June 7, 1999                 /s/ T. M. Armstrong
                                   ---------------------------------
                                   T. M. Armstrong
                                   Senior Vice President -
                                   Finance and Administration
                                   Chief Financial Officer
                                   (Principal Financial
                                   Officer)




                                   /s/ James W. Shaffer
                                   ---------------------------------
                                   James W. Shaffer
                                   Controller
                                   (Principal Accounting Officer)

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

10.2 Retirement Benefit Agreement between the Company and Alan D. Wilson dated August 25, 1987. Filed as Exhibit 10.2 to the Form 10-K for fiscal year ended January 28, 1995.<F**>

10.3 Form of Participation Agreement for the Angelica Corporation Management Retention and Incentive Plan (filed as Exhibit 10.3 to the Form 10-K for fiscal year ended 1/30/93 and incorporated herein by reference) with revised schedule setting out executive officers covered under such agreements and the "Benefit Multiple" listed for each. Filed as Exhibit 10.3 to the Form 10-K for fiscal year ended January 30, 1999.<F**>

10.4    Angelica Corporation Stock Option Plan (As amended November 29,
        1994). Filed as Exhibit 10.7 to the Form 10-K for fiscal year ended January 28, 1995.<F**>

10.5 Angelica Corporation Stock Award Plan. Filed as Exhibit 10 to the Form 10-K for fiscal year ended February 1, 1992.<F**>

10.6 Angelica Corporation Retirement Savings Plan, as amended and restated. Filed as Exhibit 19.3 to the Form 10-K for fiscal year ended January 27, 1990, incorporating all amendments thereto through the date of this filing. The last amendment thereto was filed as Exhibit 10.33 to the Form 10-K for fiscal year ended January 30, 1999.<F**>

10.7 Supplemental Plan. Filed as Exhibit 19.10 to the Form 10-K for fiscal year ended January 27, 1990, incorporating all amendments thereto through the date of this filing. The last amendment thereto was filed as Exhibit 10.31 to Form 10-K for fiscal year ended January 25, 1997.<F**>

10.8 Incentive Compensation Plan (restated). Filed as Exhibit 19.11 to the Form 10-K for fiscal year ended January 27, 1990.<F**>

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

10.11   Supplemental and Deferred Compensation Trust. Filed as Exhibit
        19.5 to the Form 10-K for fiscal year ended February 1, 1992.<F**>

10.12 Management Retention Trust. Filed as Exhibit 19.4 to the Form 10-K for fiscal year ended February 1, 1992.<F**>

10.13 Performance Shares Plan for Selected Senior Management (restated). Filed as Exhibit 19.3 to the Form 10-K for fiscal year ended January 26, 1991.<F**>

10.14   Management Retention and Incentive Plan (restated). Filed as
        Exhibit 19.1 to the Form 10-K for fiscal year ended January
        26, 1991.<F**>

10.15 Non-Employee Directors Stock Plan. Filed as Exhibit 10.3 to the Form 10-K for fiscal year ended January 27, 1990, incorporating all amendments thereto through the date of this filing.<F**>

10.16 Restated Deferred Compensation Plan for Non-Employee Directors. Filed as Exhibit 10 (v) to the Form 10-K for fiscal year ended January 28, 1984, incorporating all amendments thereto through the date of this filing. The last amendment thereto was filed as Exhibit 10.25 to Form 10-K for the fiscal year ended January 28, 1995.<F**>

10.17 Restated Angelica Corporation Stock Bonus and Incentive Plan (Incorporating Amendments Adopted Through October 25, 1994). Filed as Exhibit 10.20 to the Form 10-K for fiscal year ended January 28, 1995, incorporating all amendments thereto through the date of this filing.<F**>

10.18 Angelica Corporation Pension Plan as Amended and Restated. Filed as Exhibit 19.7 to the Form 10-K for fiscal year ended January 26, 1991, incorporating all amendments thereto through the date of this filing. The last amendment thereto was filed as Exhibit 10.23 to Form 10-Q for fiscal quarter ended July 27, 1996.<F**>

10.19 Angelica Corporation 1994 Non-Employee Directors Stock Plan. Filed as Appendix A of the Company's Proxy Statement for the Annual Meeting of Shareholders held on May 23, 1995 and incorporating all amendments thereto through the date of this filing. The last amendment thereto was filed as Exhibit 10.35 to Form 10-K for fiscal year ended January 31, 1998.<F**>

10.20 Specimen form of Stock Option Agreement under the Angelica Corporation Stock Option Plan. Filed as Exhibit 10.20 to the Form 10-K for fiscal year ended January 27, 1996.<F**>

10.21 Form of Stock Option Agreement under the Angelica Corporation 1994 Performance Plan (filed as Exhibit 10.21 to Form 10-K for fiscal year ended January 27, 1996) with four of the Company's executive officers, together with schedule identifying the officers and setting forth the material details in which the agreements differ from the form of agreement that is filed. Filed as Exhibit 10.21 to the Form 10-K for fiscal year ended January 25, 1997.<F**>

10.22 Form of Indemnification Agreement between the Company and each of its directors and executive officers, together with a schedule identifying the directors and executive officers executing such agreements. Filed as Exhibit 10.22 to the Form 10-K for fiscal year ended January 30, 1999.<F**>

10.23   Employment Agreement between the Company and Theodore M.
        Armstrong, dated November 27, 1996. Filed as Exhibit 10.24 to the Form 10-K for fiscal year ended January 25, 1997.<F**>

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

        10.32 to the Form 10-K for fiscal year ended January 31, 1998.<F**>


10.31 Description of restricted stock granted to Don W. Hubble effective January 2, 1998. Filed as Exhibit 10.33 to the Form 10-K for fiscal year ended January 31, 1998.<F**>

10.32 Employment Agreement between the Company and Charles D. Molloy, Jr., dated February 28, 1997. Filed as Exhibit 10.32 to the Form 10-K for fiscal year ended January 30, 1999.<F**>

10.33 Employment Agreement between the Company and Steven L. Frey, dated March 1, 1999. Filed as Exhibit 10.34 to the Form 10-K for fiscal year ended January 30, 1999.<F**>

27      Financial Data Schedule<F*>