Form 10-Q
period 1999-07-31
ANGELICA CORP /NEW/
filed 1999-09-13
CIK 6571

===============================================================================
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


           For The Quarter Ended               Commission File
               July 31, 1999                    Number 1-5674


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


          ____________________________________________________
           Former name, former address and former fiscal year
                      if changed since last report

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

The number of shares outstanding of Registrant's Common Stock, par value $1.00 per share, at September 1, 1999 was 8,676,334 shares.


===============================================================================

                            ANGELICA CORPORATION AND SUBSIDIARIES

                   INDEX TO FINANCIAL STATEMENTS AND SUPPORTING SCHEDULES

                        FOR JULY 31, 1999 FORM 10-Q QUARTERLY REPORT




                                                         Page Number Reference
                                                         ---------------------

                                                                            Quarterly Report
                                                                                   to
                                                    Form 10-Q                 Shareholders
                                                    ---------                 ------------
PART I.   FINANCIAL INFORMATION:

   Consolidated Statements of Income -
     Second Quarter and First Half Ended
       July 31, 1999 and August 1, 1998                                            3

   Consolidated Balance Sheets -
     July 31, 1999 and January 30, 1999                                            4

   Consolidated Statements of Cash Flows -
     First Half Ended July 31, 1999
       and August 1, 1998                                                          5

   Notes to Consolidated Financial
     Statements                                         2

   Management's Discussion and Analysis
     of Operations and Financial Condition             3-5

   Exhibit A - Quarterly Report to
     Shareholders                                       6


PART II.  OTHER INFORMATION                           7-13

                 ANGELICA CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      QUARTER ENDED JULY 31, 1999



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

(2)   See Index to Financial Statements and Supporting Schedules on page
      1. Those pages of the Angelica Corporation and Subsidiaries Quarterly Report to Shareholders for the quarter ended July 31, 1999, listed in such index are incorporated herein by reference. The pages of the Quarterly Report to Shareholders which are not listed on the index and therefore not incorporated herein by reference are furnished for the information of the Commission but are not to be deemed "filed" as a part of this report. The Quarterly Report to Shareholders referred to herein is located immediately following page 5 of this report.

(3) For purposes of the Consolidated Statements of Cash Flows, the Company considers short-term, highly liquid investments which are readily convertible into cash, as cash equivalents.

                 ANGELICA CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

                        AND FINANCIAL CONDITION

                      QUARTER ENDED JULY 31, 1999


Analysis of Operations
----------------------

Combined sales and textile service revenues decreased 6.0 percent in the second quarter ended July 31, 1999, and were down 5.9 percent in the first half of the year compared with prior year periods. Textile
Service segment revenues decreased 5.0 percent and 3.5 percent for the second quarter and first half periods, respectively, primarily due to the loss of two large customers. Earnings of this segment declined 35.1 percent in the second quarter and 15.7 percent in the first half as a result of the customer losses and the adverse effects of four underperforming plants. Sales of the Manufacturing and Marketing segment decreased 10.8 percent in the second quarter and 13.3 percent in the first half compared with the same periods last year as a result of the sale of underperforming businesses (including the United Kingdom business sold March 1, 1999), the lack of high volume provided last year by the rollout of the New York City Transit program and exiting of unprofitable product and market segments. Second quarter and first half earnings increased 100.4 percent and 41.7 percent, respectively, aided by better gross margins, reductions in operating expenses and another strong quarter for the Canadian Operations. Life Retail Stores had a
5.4 percent increase in second quarter sales, as a result of a 4.2 percent same-store sales increase together with volume from new stores and acquisitions. Earnings decreased 41.0 percent, primarily due to discounting in certain geographical areas and the resulting lower margins.

Selling, general and administrative expenses increased as a percent of combined sales and textile service revenues from 21.4 percent to 23.0 percent in the second quarter. The decline in revenues in the Manufacturing and Marketing and Textile Service segments, plus the growth in the number of Life Retail stores, has contributed to the increase in selling, general and administrative expenses as a percent of sales and revenues. Interest expense was $333,000 lower in the second quarter as a result of the repayment of all short-term debt in fiscal 1999.


Financial Condition
-------------------

The Company had working capital of $142,112,000 and a current ratio of
4.0 to 1 at July 31, 1999, compared with $142,168,000 and 3.2 to 1 a year ago and up from $136,071,000 and 3.2 to 1 at the beginning of the year. The ratio of long-term debt to debt-plus-equity was 34.9 percent at the close of the quarter, down from 35.3 percent a year ago and 35.4 percent at the beginning of the year.

Operating activities provided a total cash flow of $12,299,000 in the first half compared with $25,494,000 in the first half last year, with the decrease due to the fact that reductions in accounts receivable, inventories and linens in service were lower in the first half of this year versus last. Cash provided by investing activities was $496,000 compared with cash used a year ago of $5,815,000. Most of the difference is the $3,741,000 proceeds from sales of the Company's operations in the United Kingdom and the Textile Services facility in Brea, California. Cash flows used in financing activities reflect normal sinking fund payments of long-term debt and the payment of dividends. No material change in the Company's future aggregate cash requirements is foreseen at the present time.

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

The Company has a comprehensive integrated testing program in process. A test lab environment has been created for all business segments and each production system and its related dependency systems and processes are being tested against critical 1999 and 2000 dates. Compliance expectations thus far have been achieved. This integrated testing process is expected to be fully completed by October, 1999.

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

The cost of the Y2K effort is estimated at $2.7 million, of which approximately $2.5 million has been expended as of July 31, 1999. The Y2K costs are expensed as incurred, and amounts associated with newly purchased software are capitalized. These costs are being funded through operating cash flows.

Forward-Looking Disclosure
--------------------------

The Private Securities Litigation Reform Act of 1995 provides a "safe-harbor" for forward-looking statements. This report contains forward-looking statements that reflect the Company's current views with respect to future events, financial resources and Y2K issues. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, competitive and general economic conditions, the ability to retain current customers and to add new customers in competitive market environments, the achievement of operating efficiencies and optimizing costs without deterioration in customer service and the timely resolution of the Y2K issue by the Company, its customers and suppliers.

                                                               Exhibit A

                         [Angelica letterhead]


                                                         August 18, 1999

Dear Shareholder:

We took a step backward in our turnaround efforts at Angelica in the second quarter. After five consecutive quarters of double-digit per share earnings increases, second quarter earnings this year were $.15 per share compared with $.20 per share in the same period last year, a decrease of 25 percent. This was in line with the estimate we gave in our July 19 press release. While it is not unexpected to experience surprises in a turnaround environment such as we have, it is nonetheless disappointing. The primary reason for the poor quarter is our lack of sales growth in both Textile Services and in Manufacturing and Marketing, discussed below.

Second quarter combined sales and textile service revenues were $115,788,000, down 6.0 percent compared with $123,209,000 in last year's second quarter. Pretax income was $2,090,000 compared with $2,903,000 last year, and net income was $1,295,000 versus $1,800,000 in the comparable prior period. For the first half of this year, combined sales and textile service revenues were $236,920,000 compared with $251,874,000 in last year's first half, a decrease of 5.9 percent. Pretax income of $6,107,000 compared with $6,820,000 in the prior year's first half, and net income decreased to $3,786,000 versus $4,288,000 in the same period last year. Earnings per share in the first half this year were $.44 compared with $.46 last year, a decrease of 4.3 percent.

The Textile Services segment had a 5.0 percent decline in second quarter revenues from $63,958,000 last year to $60,790,000 this year, and operating earnings declined 35.1 percent from $4,575,000 in last year's second quarter to $2,971,000 this year. With respect to the revenue reduction, we were unable to re-sign two large, acute-care hospital customers in the quarter or to replace that volume with other new customers in the face of more intense price competition in the marketplace. We cannot succumb to the temptation of agreeing to unacceptable price levels and onerous contract provisions simply to bolster short-term results. Our objective is to build a solid foundation for the future, and some of these actions do, indeed, negatively affect revenue growth and operating results in the near term. We continue to be committed to building a more effective sales organization for this segment. In addition to maintaining our large share of traditional acute-care hospital business, this sales effort is primarily focused on the non-traditional healthcare market segments such as nursing homes and clinics. We are beginning to experience some sales growth in the clinic segment. This effort is strategically correct and should begin to show measurable results in the second half of this year. In addition to lower than expected revenue levels, we also had four plants that experienced abnormally high costs in the second quarter. We believe we will be able to get these under control and have instituted new procedures to ensure that costs are better managed in the future.
To supplement these cost control and revenue generation activities, further plant consolidations are likely as are efforts to make selective "tuck-in" acquisitions in this segment.

The Manufacturing and Marketing segment had a second quarter sales decline (before intersegment sales) from $44,651,000 last year to $39,809,000 this year. We had expected a sales decline of this magnitude as a result of exiting value-destroying market segments, but we also expected increased sales in core market segments which did not materialize in the second quarter. Operating earnings, on the other hand, doubled to $1,872,000 compared with $934,000 in the second quarter last year, reflecting continued progress in better cost control and better gross margins. Cost of goods will continue to improve in this segment as more products are alternatively sourced, and this should also improve our future ability to compete for increased sales. Cost reduction efforts have been very effective at Manufacturing and Marketing, and further reductions, while not as significant, are planned.

In the second quarter, Life Retail Stores had a same-store sales increase of 4.2 percent, which followed an increase of 3.2 percent in the first quarter this year. Overall, second quarter sales increased
5.4 percent to $21,244,000 compared with $20,153,000 last year, the difference being the impact of new store openings and acquisitions. Operating earnings of this segment declined 41.0 percent to $677,000 from $1,148,000 in the second quarter last year. The discounting by some competitors in certain geographic locations continues, but we are encouraged by opportunities to reduce cost of goods, increase store operating efficiency and increase margins in the future. We can now say that we have our first e-commerce effort under way. You can visit our internet store by logging on at www.lifeuniform.com. Our plans are to
                                -------------------
better serve our existing customers and to serve additional ones that have not been visiting our stores. As mentioned previously, we intend to offer products for sale through the catalogue distribution channel as well. By utilizing catalogues and e-commerce, we will reinforce the dominant position that Life has with its current chain of 309 stores.
We acquired one store in the quarter and also acquired another shortly after the quarter ended.

Asset use efficiency continues to improve, as accounts receivable, inventories and linens in service were reduced by another $4,281,000 in the second quarter. For these three items, reductions in the first half of the year have generated cash flow amounting to $11,545,000. We ended the quarter with a cash balance of $10,974,000 and no short-term debt.

In spite of the second quarter results, we should exceed the earnings level posted last year. Earnings will be far below our plan level, however, and we are disappointed in that fact. We are convinced that the first phase of our turnaround has been effective. The second phase, driven by sales and revenue increases, is proving to be more challenging. We are changing the culture at Angelica, and that takes time and intense effort. Management teams throughout our Company are continuing to be customer focused and value driven and are working to increase shareholder value.

Respectfully submitted,


/s/ Don W. Hubble


Don W. Hubble
Chairman, President and
Chief Executive Officer


CONSOLIDATED STATEMENTS OF INCOME
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands, except per share amounts)


                                                        Second Quarter Ended            First Half Ended
                                                     --------------------------    -------------------------
                                                       July 31,      August 1,       July 31,     August 1,
                                                         1999           1998           1999          1998
                                                     -----------    -----------    -----------   -----------
Textile service revenues                              $  60,790      $  63,958      $ 125,313     $ 129,814
Net sales                                                54,998         59,251        111,607       122,060
                                                     -----------    -----------    -----------   -----------
                                                        115,788        123,209        236,920       251,874
                                                     -----------    -----------    -----------   -----------

Cost of textile services                                 49,018         51,205         99,889       103,460
Cost of goods sold                                       35,616         39,676         71,892        81,609
                                                     -----------    -----------    -----------   -----------
                                                         84,634         90,881        171,781       185,069
                                                     -----------    -----------    -----------   -----------

Gross profit                                             31,154         32,328         65,139        66,805
                                                     -----------    -----------    -----------   -----------

Selling, general and
   administrative expenses                               26,604         26,354         53,920        53,451
Interest expense                                          2,161          2,494          4,332         5,148
Other expense, net                                          299            577            780         1,386
                                                     -----------    -----------    -----------   -----------
                                                         29,064         29,425         59,032        59,985
                                                     -----------    -----------    -----------   -----------

Income before income taxes                                2,090          2,903          6,107         6,820
Provision for income taxes                                  795          1,103          2,321         2,592
                                                     -----------    -----------    -----------   -----------
Net Income                                            $   1,295      $   1,800      $   3,786     $   4,228
                                                     ===========    ===========    ===========   ===========


Basic and diluted earnings per share <F*>             $    0.15      $    0.20      $    0.44     $    0.46
                                                     ===========    ===========    ===========   ===========


Dividends per common share                            $    0.24      $    0.24      $    0.48     $    0.48
                                                     ===========    ===========    ===========   ===========


Comprehensive income consisting of net income and foreign currency translation adjustments, totaled $1,142 and $1,411 for the quarters ended July 31, 1999 and August 1, 1998, respectively; and $4,178 and
$4,047 for the first halves ended July 31, 1999 and August 1, 1998, respectively.

<F*> Based upon weighted average number of common and common equivalent shares outstanding of 8,693,718 and 9,223,437 for fiscal periods of 2000 and 1999, respectively.


CONSOLIDATED BALANCE SHEETS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)

                                                                      July 31,          January 30,
                                                                        1999               1999
                                                                    -----------         -----------
ASSETS
------
Current Assets:
   Cash and short-term investments                                   $  10,974           $   6,876
   Receivables, less reserve of $3,392 and $2,623                       55,764              57,240
   Inventories:
      Raw material                                                      18,221              20,358
      Work in progress                                                   4,638               5,995
      Finished goods                                                    59,023              62,277
                                                                    -----------         -----------
                                                                        81,882              88,630

   Linens in service                                                    35,709              39,030
   Prepaid expenses                                                      4,924               4,310
   Income taxes                                                              -               1,303
                                                                    -----------         -----------
      Total Current Assets                                             189,253             197,389
                                                                    -----------         -----------

Property and Equipment                                                 210,313             213,508
Less -- reserve for depreciation                                       115,519             111,877
                                                                    -----------         -----------
                                                                        94,794             101,631
                                                                    -----------         -----------

Goodwill                                                                 6,877               7,096
Other acquired assets                                                    5,698               7,011
Cash surrender value of life insurance                                  19,130              18,640
Miscellaneous                                                            6,892               7,323
                                                                    -----------         -----------
                                                                        38,597              40,070
                                                                    -----------         -----------
Total Assets                                                         $ 322,644           $ 339,090
                                                                    ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Current maturities of long-term debt                              $   3,138           $   5,841
   Accounts payable                                                     24,264              24,635
   Accrued expenses                                                     19,173              30,842
   Income taxes                                                            566                --
                                                                    -----------         -----------
      Total Current Liabilities                                         47,141              61,318
                                                                    -----------         -----------

Long-Term Debt, less current maturities                                 89,052              90,910
Other Long-Term Obligations                                             20,542              21,059

Shareholders' Equity:
   Preferred Stock:
      Class A, Series 1, $1 stated value,
       authorized 100,000 shares, outstanding:  None                     --                   --
      Class B, authorized 2,500,000 shares, outstanding:  None           --                   --
   Common stock, $1 par value, authorized 20,000,000
      shares, issued:  9,471,538                                         9,472               9,472
   Capital surplus                                                       4,196               4,196
   Retained earnings                                                   169,252             170,111
   Accumulated other comprehensive income                               (1,893)             (2,285)
   Common Stock in treasury, at cost: 795,204 and 800,830              (15,118)            (15,691)
                                                                    -----------         -----------
                                                                       165,909             165,803
                                                                    -----------         -----------
   Total Liabilities and Shareholders' Equity                        $ 322,644           $ 339,090
                                                                    ===========         ===========




CONSOLIDATED STATEMENTS OF CASH FLOWS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)

                                                                            First Half Ended
                                                                     ------------------------------
                                                                      July 31,            August 1,
                                                                        1999                1998
                                                                     ----------          ----------
Cash Flows from Operating Activities:
   Net income                                                         $  3,786            $  4,228
   Non-cash items included in net income:
      Depreciation                                                       6,727               6,847
      Amortization of acquisition costs                                  1,604               1,747
   Change in working capital components,
      net of businesses acquired                                           765              13,921
   Other, net                                                             (583)             (1,249)
                                                                     ----------          ----------
      Net cash provided by operating activities                         12,299              25,494
                                                                     ----------          ----------


Cash Flows from Investing Activities:
   Expenditures for property and equipment, net                         (2,937)             (4,126)
   Cost of businesses acquired                                            (308)             (1,689)
   Proceeds from sale of assets                                          3,741                --
                                                                     ----------          ----------
      Net cash provided by (used in) investing activities                  496              (5,815)
                                                                     ----------          ----------


Cash Flows from Financing Activities:
   Long-term and short-term debt repayments                             (4,561)            (15,889)
   Dividends paid                                                       (4,164)             (4,411)
   Other, net                                                               28                 246
                                                                     ----------          ----------
      Net cash used in financing activities                             (8,697)            (20,054)
                                                                     ----------          ----------


Net increase (decrease) in cash and
   short-term investments                                                4,098                (375)
Balance at beginning of year                                             6,876               2,833
                                                                     ----------          ----------
Balance at end of period                                              $ 10,974            $  2,458
                                                                     ==========          ==========


Supplemental cash flow information:
   Income taxes paid                                                  $    445            $  1,766
   Interest paid                                                      $  4,453            $  5,311



BUSINESS SEGMENT INFORMATION
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)

                                                                   Second Quarter Ended                 First Half Ended
                                                              -----------------------------       ----------------------------
                                                                July 31,         August 1,          July 31,        August 1,
                                                                  1999              1998              1999             1998
                                                              -----------       -----------       -----------      -----------
Sales and textile service revenues:
   Textile Services                                            $  60,790         $  63,958         $ 125,313        $ 129,814
   Manufacturing and Marketing                                    39,809            44,651            80,350           92,683
   Retail Sales                                                   21,244            20,153            43,381           40,951
   Intersegment sales                                             (6,055)           (5,553)          (12,124)         (11,574)
                                                              -----------       -----------       -----------      -----------
                                                               $ 115,788         $ 123,209         $ 236,920        $ 251,874
                                                              ===========       ===========       ===========      ===========


Earnings:
   Textile Services                                            $   2,971         $   4,575         $   8,078        $   9,584
   Manufacturing and Marketing                                     1,872               934             3,667            2,588
   Retail Sales                                                      677             1,148             1,561            2,658
   Interest, corporate expenses and other, net                    (3,430)           (3,754)           (7,199)          (8,010)
                                                              -----------       -----------       -----------      -----------
                                                               $   2,090         $   2,903         $   6,107        $   6,820
                                                              ===========       ===========       ===========      ===========



SUMMARY FINANCIAL POSITION DATA
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands, except ratios, shares and per share amounts)

                                                                    First Half Ended
                                                             ------------------------------
                                                               July 31,          August 1,
                                                                 1999              1998
                                                             ------------      ------------
   Working capital                                            $  142,112        $  142,168
   Current ratio                                                4.0 to 1          3.2 to 1
   Long-term debt                                             $   89,052        $   94,853
   Shareholders' equity                                       $  165,909        $  174,171
   Percent long-term debt to debt and equity                       34.9%             35.3%
   Equity per common share                                    $    19.12        $    18.94
   Common shares outstanding                                   8,676,334         9,196,734

PART II.  OTHER INFORMATION


   Item 4.  Results of Votes of Security Holders
   ---------------------------------------------

   At the Annual Meeting of Shareholders on May 25, 1999, four matters were submitted to a vote of shareholders.

   1. The following directors were elected, each to hold office until the Annual Meeting to be held in 2002, or until a successor is elected and has qualified or until his or her earlier death, resignation or removal. Votes were cast as follows:


                                     Votes                 Votes
      Name                           "For"              "Withheld"
      ----                           -----              ----------

      Earle H. Harbison, Jr.       6,384,897             1,027,726

      Charles W. Mueller           7,335,994                76,629

      Dr. William A. Peck          7,335,266                77,358

   The following directors are continuing current terms expiring at the 2000 Annual Meeting: David A. Abrahamson, Leslie F. Loewe and William P. Stiritz. The following directors are continuing current terms expiring at the 2001 Annual Meeting: Susan S.
   Elliott, Don W. Hubble and H. Edwin Trusheim.

   2. A management proposal for adoption and approval of the Angelica Corporation 1999 Performance Plan was approved by the shareholders. The 1999 Plan provides for the grant of Incentive Stock Options, Nonqualified Stock Options, Restricted Stock and Performance Awards to employees of the Company. A total of 5,819,741 votes were cast in favor of this proposal, a total of 431,457 votes were cast against it, 38,340 votes were counted as abstentions, and 1,123,084 votes were counted as broker non-votes.

   3. A management proposal for approval of performance goals under the 1999 Performance Plan was approved by the shareholders. A total of 5,872,622 votes were cast in favor of this proposal, a total of 376,206 votes were cast against it, 40,712 votes were counted as abstentions, and 1,123,084 were counted as broker non-votes.

   4. A management proposal for re-affirmation of performance goals under the 1994 Performance Plan was approved by the shareholders. A total of 7,241,886 votes were cast in favor of this proposal, a total of 130,171 votes were cast against it, and 40,566 votes were counted as abstentions.

   Brokers were permitted to vote on the election of directors and the re-affirmation of performance goals under the 1994 Performance Plan in the absence of instructions from street-name holders;
   therefore, broker non-votes did not occur in those matters.

Item 6. Exhibit and Reports on Form 8-K
---------------------------------------

(a)     See Exhibit Index included herein on pages 9-13.

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the second quarter ended July 31, 1999.


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


                                 Angelica Corporation
                                 --------------------
                                 (Registrant)



Date:  September 13, 1999        /s/ T. M. Armstrong
                                 -------------------------------
                                 T. M. Armstrong
                                 Senior Vice President -
                                 Finance and Administration
                                 Chief Financial Officer
                                 (Principal Financial Officer)




                                 /s/ James W. Shaffer
                                 -------------------------------
                                 James W. Shaffer
                                 Vice President and Treasurer
                                 (Principal Accounting Officer)

EXHIBIT INDEX
-------------

Exhibit
Number  Exhibit
------  -------

[FN]
          <F*>Asterisk indicates exhibits filed herewith.
          <F**>Incorporated by reference from the document listed.

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

10.24 Employment Agreement between the Company and Alan D. Wilson, dated July 14, 1999.<F*>

10.25 Employment Agreement between the Company and Don W. Hubble, dated December 12, 1997. Filed as Exhibit 10.30 to the Form 10-K for fiscal year ended January 31, 1998.<F**>

10.26 Retirement Benefit Agreement between the Company and Don W. Hubble dated January 1, 1998. Filed as Exhibit 10.31 to the Form 10-K for fiscal year ended January 31, 1998.<F**>

10.27 Non-Qualified Stock Option Agreement between the Company and Don W. Hubble dated January 2, 1998. Filed as Exhibit 10.32 to the Form 10-K for fiscal year ended January 31, 1998.<F**>

10.28 Description of restricted stock granted to Don W. Hubble effective January 2, 1998. Filed as Exhibit 10.33 to the Form 10-K for fiscal year ended January 31, 1998.<F**>

10.29 Employment Agreement between the Company and Charles D. Molloy, Jr., dated February 28, 1997. Filed as Exhibit 10.32 to the Form 10-K for fiscal year ended January 30, 1999.<F**>

10.30 Employment Agreement between the Company and Steven L. Frey, dated March 1, 1999. Filed as Exhibit 10.34 to the Form 10-K for fiscal year ended January 30, 1999.<F**>

10.31 Angelica Corporation 1999 Performance Plan. Filed as Appendix A of the Company's Proxy Statement for the Annual Meeting of Shareholders held May 25, 1999.<F**>

10.32 Eighteenth Amendment to Angelica Corporation Retirement Savings Plan, dated May 25, 1999.<F*>

27      Financial Data Schedule<F*>