Form 10-Q
period 1999-10-30
ANGELICA CORP /NEW/
filed 1999-12-07
CIK 6571

==============================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


      For The Quarter Ended                        Commission File
         October 30, 1999                           Number 1-5674


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

The number of shares outstanding of Registrant's Common Stock, par value $1.00 per share, at December 1, 1999 was 8,675,682 shares.


==============================================================================

                          ANGELICA CORPORATION AND SUBSIDIARIES

                 INDEX TO FINANCIAL STATEMENTS AND SUPPORTING SCHEDULES

                     FOR OCTOBER 30, 1999 FORM 10-Q QUARTERLY REPORT



                                                              Page Number Reference
                                                              ---------------------
                                                                            Quarterly Report
                                                                                   to
                                                          Form 10-Q           Shareholders
                                                          ---------           ------------
PART I.   FINANCIAL INFORMATION:

   Consolidated Statements of Income -
     Third Quarter and Three Quarters Ended
      October 30, 1999 and October 31, 1998                                        3

   Consolidated Balance Sheets -
     October 30, 1999 and January 30, 1999                                         4

   Consolidated Statements of Cash Flows -
     Three Quarters Ended October 30, 1999
      and October 31, 1998                                                         5

   Notes to Consolidated Financial
     Statements                                               2

   Management's Discussion and Analysis
     of Operations and Financial Condition                   3-5

   Exhibit A - Quarterly Report to
     Shareholders                                             6


PART II.  OTHER INFORMATION                                 7-13

               ANGELICA CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   QUARTER ENDED OCTOBER 30, 1999



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

(2)   See Index to Financial Statements and Supporting Schedules on page
      1. Those pages of the Angelica Corporation and Subsidiaries Quarterly Report to Shareholders for the quarter ended October 30, 1999, listed in such index are incorporated herein by reference. The pages of the Quarterly Report to Shareholders which are not listed on the index and therefore not incorporated herein by reference are furnished for the information of the Commission but are not to be deemed "filed" as a part of this report. The Quarterly Report to Shareholders referred to herein is located immediately following page 5 of this report.

(3) For purposes of the Consolidated Statements of Cash Flows, the Company considers short-term, highly liquid investments which are readily convertible into cash, as cash equivalents.

               ANGELICA CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

                      AND FINANCIAL CONDITION

                   QUARTER ENDED OCTOBER 30, 1999

Analysis of Operations
----------------------

Combined sales and textile service revenues decreased 4.1 percent and
5.3 percent in the third quarter and three quarters ended October 30, 1999, respectively, compared with prior year periods. Textile Service segment revenues decreased 5.8 percent and 4.2 percent for the third quarter and three quarters, respectively, primarily due to the loss of several large customers. The addition of new business in this segment this year has not offset the amount of lost business. Earnings of this segment declined 69.7 percent in the third quarter and 35.4 percent in the three quarters as a result of the customer losses and the adverse effects of certain underperforming plants, including the escalating cost of entry-level labor across the country. Sales of the Manufacturing and Marketing segment decreased 5.2 percent in the third quarter and 10.8 percent in the three quarters compared with the same periods last year as a result of the previous sale of underperforming businesses (including the United Kingdom business sold March 1, 1999), the lack of high volume provided last year by the rollout of the New York City Transit program and exiting of unprofitable product and market segments. Earnings of this segment increased 318.6 percent in the third quarter and 76.4 percent in the three quarters, aided by better gross margins and reductions in operating expenses. Life Retail Stores had a 5.3 percent increase in third quarter sales, as a result of a 4.7 percent same-store sales increase together with volume from new stores and acquisitions. Earnings decreased 37.6 percent, primarily due to discounting in certain geographical areas and the resulting lower margins.

Selling, general and administrative expenses increased as a percent of combined sales and textile service revenues from 20.3 percent to 23.4 percent in the third quarter. The decline in revenues in the Manufacturing and Marketing and Textile Service segments has contributed to this increase. Interest expense was $173,000 lower in the third quarter as a result of the repayment of all short-term debt in fiscal 1999.


Financial Condition
-------------------

The Company had working capital of $142,504,000 and a current ratio of
3.9 to 1 at October 30, 1999, compared with $137,894,000 and 3.4 to 1 a year ago and up from $136,071,000 and 3.2 to 1 at the beginning of the year. The ratio of long-term debt to debt-plus-equity was 35.1 percent at the close of the quarter, down from 36.1 percent a year ago and 35.4 percent at the beginning of the year.

Operating activities provided a total cash flow of $20,201,000 in the first three quarters compared with $46,943,000 in the same period last year, with the decrease due to the fact that reductions in accounts receivable, inventories and linens in service were lower in the three quarters of this year versus last. Cash used in investing activities was $2,118,000 compared with cash used a year ago of $7,414,000. Most of the difference is the $3,741,000 proceeds from sales of the Company's operations in the United Kingdom and the Textile Service facility in Brea, California. Cash flows used in financing activities in this year's three quarters reflect normal sinking fund payments of long-term debt and the payment of dividends. For the prior year period, cash flows used in financing activities included $26,200,000 reduction of short-term debt and the purchase of 447,550 shares of treasury stock for $7,423,000. No material change in the Company's future aggregate cash requirements is foreseen at the present time.

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


Year 2000 Compliance
--------------------

The Company has been working to resolve the effect that the Year 2000 ("Y2K") issue has on its business and information systems. This process began in 1996 with a comprehensive impact analysis to determine the scope, requirements and cost of this effort. All significant systems requiring modification or replacement have been identified. Currently, the Company is in various stages of completion on different systems.
All in-house developed software has been modified, tested, and is currently in production and compliant. Third party software, including packages, is being made Y2K compliant using a combination of internal resources and outside contractors and vendors. Compliance letters have been received from all software vendors stating that they are, or will be, Y2K compliant. The Company has engaged in a fairly aggressive process to gain commitments from major suppliers to ensure that their systems are Y2K compliant. Statements have been received from 100 percent of major suppliers and from 60 percent of all suppliers. The Company is also nearing completion in the process of addressing its Y2K issues which may not be information technology based, including contingency options to address unforeseen problems.

The Company is close to completion of a comprehensive integrated testing program. A test lab environment has been created for all business segments and each production system and its related dependency systems and processes are being tested against critical 1999 and 2000 dates. Compliance expectations thus far have been achieved. As of October 30, 1999, all testing, with the exception of two systems tests, have been completed. The final two tests will be completed by December 3, 1999.

While the Company currently believes it will complete its Y2K effort by December, 1999, failure to do so, or the failure of the Company's major suppliers, vendors, governmental entities and other third parties with which the Company has business dealings to modify or replace their systems, could affect the Company's operations in unforeseen ways and, thus, have a material adverse effect on the Company's future financial condition and operating results. The most reasonably likely worst-case scenario of failure, by the Company or its suppliers, to resolve the Y2K issue, would be a temporary slowdown of operations at one or more of the Company's facilities. The Company is currently reviewing contingency options, including manual alternatives to systems operation, which would minimize the risks of any such unresolved Y2K problem.

The cost of the Y2K effort is estimated at $2.8 million, of which approximately $2.7 million has been expended as of October 30, 1999. The Y2K costs are expensed as incurred, and amounts associated with newly purchased software are capitalized. These costs are being funded through operating cash flows.


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

                                                               EXHIBIT A

    TEXTILE SERVICES   IMAGE APPAREL   INNOVATION VALUE

                                          Angelica Corporation
                                          424 South Woods Mill Road
[Angelica logo]                           Chesterfield, Missouri 63017-3406
                                          Tel: 314.854.3800


                                                         November 19, 1999

Dear Shareholder:

As indicated in our November 5, 1999 press release, third quarter results were a disappointment and were below last year's comparable quarter by a significant amount. Earnings per share for the quarter were $.07 compared with $.31 a year ago, as we experienced a continuation of the problems which had affected second quarter results.

In the third quarter, combined sales and textile service revenues were $116,578,000 compared with $121,586,000 in last year's third quarter, a decrease of 4.1 percent. Pretax income was $1,051,000 compared with $4,550,000 last year, and third quarter net income was $652,000 versus $2,822,000 in the comparable prior period. For the first three quarters of this fiscal year, combined sales and textile service revenues were
5.3 percent lower at $353,497,000 compared with $373,460,000 in the same period last year. Pretax income was $7,158,000 this year versus $11,370,000 last year, and net income decreased to $4,438,000 compared with $7,050,000 in the first three quarters last year. Earnings per share for the three quarters were $.51, compared with $.77 last year, a reduction of 33.8 percent.

The most significant profit shortfall was in our Textile Services business segment. Revenues in this segment declined 5.8 percent to $60,139,000 compared with $63,840,000 in the third quarter last year, and third quarter operating earnings declined 69.7 percent to $1,662,000 versus $5,483,000 last year. While we added more new business so far this year than in any comparable period in our history -- much of it in non-traditional healthcare markets such as clinics -- we have also lost more acute care hospital business this year than we have historically. In addition, there have been downward pressures on price levels in the textile rental business as large acute care hospitals are suffering financially. The Balanced Budget Act of 1997 reduced the level of reimbursement to the healthcare industry, and delays in payments by insurance companies have become commonplace. Both of these factors negatively affect our ability to increase prices, especially in the face of aggressive competitive actions. Prices must be increased to offset costs, which continue to escalate. The cost of labor is increasing across the country, especially at the entry level, which is the profile of the majority of our workforce. Not only have base labor costs increased, but also the relative non-availability of labor aggravates turnover and the resulting lower productivity increases our costs as well. Labor is our largest single cost factor, at about 38 percent of revenue, therefore these problems have severely hampered our ability to increase -- or even maintain -- operating earnings for the Textile Services business segment. We will continue to emphasize the programs started a year ago to improve our sales effort in this segment. At the same time, we will attempt to find ways to offset the impact of higher labor costs, such as closing and consolidating poorly-performing plants into more efficient plants, and introducing additional labor-saving equipment in appropriate locations.

In the third quarter, the Manufacturing and Marketing segment's sales (before intersegment sales) declined 5.2 percent to $38,274,000 compared with $40,368,000 last year, but all of the decrease was intentional as we have exited value-destroying market segments. Operating earnings continue to improve over last year's depressed levels, reaching $1,553,000 in the third quarter compared with $371,000 last year. While this is a significant 318.6 percent increase, earnings are growing more slowly than anticipated. This is a consequence of our inability so far this year to gain a sufficient volume increase in the retained core market segments of this business. The weakest market segment is healthcare, as some of the same issues affecting our Textile Services segment are challenging this market as well. Our cost of goods has improved, and we have reduced operating expenses on an absolute basis. Customer service has improved dramatically, with backlogs being essentially eliminated. As we continue to be more cost competitive, and as customer satisfaction improves, we are convinced that increased sales volume will occur across all market segments.

In the third quarter, Life Retail Stores had a same-store sales increase of 4.7 percent, which followed a 4.2 percent increase in the second quarter. Overall, third quarter sales increased 5.3 percent to $24,372,000 compared with $23,149,000 last year. Operating earnings of this segment declined 37.6 percent to $1,411,000 from $2,262,000 in the third quarter last year. We are beginning to benefit from a lower cost of goods sold as we are now sourcing some products more effectively. We are also in the process of sizing our stores more appropriately for the marketplace and, as time progresses, these slightly larger stores will be more efficient, thereby reducing our operating expenses on a percentage basis. We are still intending to pursue aggressively the additional channels of e-commerce and catalogue distribution, which should add to future sales and provide operating earnings improvements.

In line with our November 5th announcement that we would explore strategic and financial alternatives to maximize shareholder value, with the assistance of our investment banker, Banc of America Securities LLC, we are preparing an Offering Memorandum for the possible sale or merger of the Company or its business segments. This should be ready for distribution to interested parties by the middle of December. On this basis, we could expect to have legitimate expressions of interest early in calendar 2000, although the whole process could take as long as six months. Concurrent with exploring strategic alternatives, we will continue our value-building steps for our Company. These include continuing to improve our balance sheet and to take appropriate steps to increase the future earnings potential of each of our business segments. Our turnaround, while it is not progressing as rapidly as we would like, is indeed occurring.

Certainly, your management team is disappointed with the results of the third quarter, especially since it is a continuation of the weaker results seen in the second quarter. We are no less committed to be value driven and customer focused in our efforts to increase the value of your investment. We believe that by evaluating strategic alternatives, and at the same time pursuing the turnaround, that we will optimize your return in the long term.

Respectfully submitted,


/s/ Don W. Hubble

Don W. Hubble
Chairman, President and
Chief Executive Officer

CONSOLIDATED STATEMENTS OF INCOME
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands, except per share amounts)

                                                                Third Quarter Ended                Three Quarters Ended
                                                            -----------------------------       ----------------------------
                                                            October 30,       October 31,       October 30,      October 31,
                                                               1999              1998              1999             1998
                                                            -----------       -----------       -----------      -----------
Textile service revenues                                     $ 60,139          $ 63,840          $185,453         $193,654
Net sales                                                      56,439            57,746           168,044          179,806
                                                            -----------       -----------       -----------      -----------
                                                              116,578           121,586           353,497          373,460
                                                            -----------       -----------       -----------      -----------

Cost of textile services                                       49,745            52,031           149,634          155,491
Cost of goods sold                                             35,719            37,460           107,611          119,069
                                                            -----------       -----------       -----------      -----------
                                                               85,464            89,491           257,245          274,560
                                                            -----------       -----------       -----------      -----------

Gross profit                                                   31,114            32,095            96,252           98,900
                                                            -----------       -----------       -----------      -----------

Selling, general and
   administrative expenses                                     27,298            24,730            81,218           78,181
Interest expense                                                2,147             2,320             6,479            7,468
Other expense, net                                                618               495             1,397            1,881
                                                            -----------       -----------       -----------      -----------
                                                               30,063            27,545            89,094           87,530
                                                            -----------       -----------       -----------      -----------

Income before income taxes                                      1,051             4,550             7,158           11,370
Provision for income taxes                                        399             1,728             2,720            4,320
                                                            -----------       -----------       -----------      -----------
Net income                                                   $    652          $  2,822          $  4,438         $  7,050
                                                            ===========       ===========       ===========      ===========

Basic and diluted earnings per share <F*>                    $   0.07          $   0.31          $   0.51         $   0.77
                                                            ===========       ===========       ===========      ===========


Dividends per common share                                   $   0.24          $   0.24          $   0.72         $   0.72
                                                            ===========       ===========       ===========      ===========


Comprehensive income consisting of net income and foreign currency translation adjustments, totaled $870 and $2,796 for the quarters ended October 30, 1999 and October 31, 1998, respectively; and $5,048 and $6,843 for the three quarters ended October 30, 1999 and October 31, 1998, respectively.

<F*> Based upon weighted average number of common and common equivalent shares outstanding of 8,699,906 and 9,122,454 for fiscal periods of 2000 and 1999, respectively.

CONSOLIDATED BALANCE SHEETS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)

                                                                              October 30,            January 30,
                                                                                 1999                   1999
                                                                              -----------            -----------
ASSETS
------
Current Assets:
   Cash and short-term investments                                             $ 14,260               $  6,876
   Receivables, less reserve of $3,724 and $2,623                                56,829                 57,240
   Inventories:
     Raw material                                                                16,549                 20,358
     Work in progress                                                             4,733                  5,995
     Finished goods                                                              59,795                 62,277
                                                                              -----------            -----------
                                                                                 81,077                 88,630

   Linens in service                                                             33,497                 39,030
   Prepaid expenses                                                               5,026                  4,310
   Income taxes                                                                     180                  1,303
                                                                              -----------            -----------
     Total Current Assets                                                       190,869                197,389
                                                                              -----------            -----------

Property and Equipment                                                          211,370                213,508
Less -- reserve for depreciation                                                117,519                111,877
                                                                              -----------            -----------
                                                                                 93,851                101,631
                                                                              -----------            -----------

Goodwill                                                                          6,773                  7,096
Other acquired assets                                                             5,089                  7,011
Cash surrender value of life insurance                                           19,322                 18,640
Miscellaneous                                                                     6,678                  7,323
                                                                              -----------            -----------
                                                                                 37,862                 40,070
                                                                              -----------            -----------
Total Assets                                                                   $322,582               $339,090
                                                                              ===========            ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Current maturities of long-term debt                                        $  3,138               $  5,841
   Accounts payable                                                              24,017                 24,635
   Accrued expenses                                                              21,210                 30,842
                                                                              -----------            -----------
     Total Current Liabilities                                                   48,365                 61,318
                                                                              -----------            -----------

Long-Term Debt, less current maturities                                          88,927                 90,910
Other Long-Term Obligations                                                      20,606                 21,059

Shareholders' Equity:
   Preferred Stock:
     Class A, Series 1, $1 stated value,
       authorized 100,000 shares, outstanding:  None                               --                     --
     Class B, authorized 2,500,000 shares, outstanding:  None                      --                     --
   Common stock, $1 par value, authorized 20,000,000
       shares, issued:  9,471,538                                                 9,472                  9,472
   Capital surplus                                                                4,196                  4,196
   Retained earnings                                                            167,820                170,111
   Accumulated other comprehensive income                                        (1,675)                (2,285)
   Common Stock in treasury, at cost: 795,757 and 800,830                       (15,129)               (15,691)
                                                                              -----------            -----------
                                                                                164,684                165,803
                                                                              -----------            -----------
Total Liabilities and Shareholders' Equity                                     $322,582               $339,090
                                                                              ===========            ===========

CONSOLIDATED STATEMENTS OF CASH FLOWS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)

                                                                                    Three Quarters Ended
                                                                              ----------------------------------
                                                                              October 30,            October 31,
                                                                                 1999                   1998
                                                                              -----------            -----------
Cash Flows from Operating Activities:
   Net income                                                                  $  4,438               $  7,050
   Non-cash items included in net income:
     Depreciation                                                                10,222                 10,411
     Amortization of acquisition costs                                            2,331                  2,586
   Change in working capital components,
     net of businesses acquired                                                   3,707                 28,275
   Other, net                                                                      (497)                (1,379)
                                                                              -----------            -----------
     Net cash provided by operating activities                                   20,201                 46,943
                                                                              -----------            -----------


Cash Flows from Investing Activities:
   Expenditures for property and equipment, net                                  (5,354)                (5,379)
   Cost of businesses acquired                                                     (505)                (2,035)
   Proceeds from sale of assets                                                   3,741                   --
                                                                              -----------            -----------
     Net cash used in investing activities                                       (2,118)                (7,414)
                                                                              -----------            -----------


Cash Flows from Financing Activities:
   Long-term and short-term debt repayments                                      (4,686)               (28,252)
   Dividends paid                                                                (6,246)                (6,618)
   Treasury stock purchased                                                        (360)                (7,423)
   Other, net                                                                       593                    218
                                                                              -----------            -----------
     Net cash used in financing activities                                      (10,699)               (42,075)
                                                                              -----------            -----------


Net increase (decrease) in cash and
   short-term investments                                                         7,384                 (2,546)
Balance at beginning of year                                                      6,876                  2,833
                                                                              -----------            -----------
Balance at end of period                                                       $ 14,260               $    287
                                                                              ===========            ===========


Supplemental cash flow information:
   Income taxes paid                                                           $  1,389               $  1,872
   Interest paid                                                               $  6,764               $  6,669

BUSINESS SEGMENT INFORMATION
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)

                                                                 Third Quarter Ended                Three Quarters Ended
                                                            -----------------------------       ----------------------------
                                                            October 30,       October 31,       October 30,      October 31,
                                                               1999              1998              1999             1998
                                                            -----------       -----------       -----------      -----------
Sales and textile service revenues:
   Textile Services                                          $ 60,139          $ 63,840          $185,453         $193,654
   Manufacturing and Marketing                                 38,274            40,368           118,624          133,051
   Retail Sales                                                24,372            23,149            67,753           64,100
   Intersegment sales                                          (6,207)           (5,771)          (18,333)         (17,345)
                                                            -----------       -----------       -----------      -----------
                                                             $116,578          $121,586          $353,497         $373,460
                                                            ===========       ===========       ===========      ===========


Earnings:
   Textile Services                                          $  1,662          $  5,483          $  9,740        $  15,067
   Manufacturing and Marketing                                  1,553               371             5,220            2,959
   Retail Sales                                                 1,411             2,262             2,972            4,920
   Interest, corporate expenses and other, net                 (3,575)           (3,566)          (10,774)         (11,576)
                                                            -----------       -----------       -----------      -----------
                                                             $  1,051          $  4,550          $  7,158        $  11,370
                                                            ===========       ===========       ===========      ===========


SUMMARY FINANCIAL POSITION DATA
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands, except ratios, shares and per share amounts)

                                                               Three Quarters Ended
                                                           -----------------------------
                                                           October 30,       October 31,
                                                              1999              1998
                                                           -----------       -----------
   Working capital                                         $  142,504        $  137,894
   Current ratio                                             3.9 to 1          3.4 to 1
   Long-term debt                                          $   88,927        $   94,658
   Shareholders' equity                                    $  164,684        $  167,335
   Percent long-term debt to debt and equity                    35.1%             36.1%
   Equity per common share                                 $    18.98        $    19.13
   Common shares outstanding                                8,675,781         8,749,290

PART II.  OTHER INFORMATION

   Item 6. Exhibit and Reports on Form 8-K
   ---------------------------------------

   (a)  See Exhibit Index included herein on pages 8-13.

   (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the third quarter ended October 30, 1999.


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


                              Angelica Corporation
                              --------------------
                              (Registrant)



Date:  December 7, 1999       /s/ T. M. Armstrong
                              -----------------------------
                              T. M. Armstrong
                              Senior Vice President -
                              Finance and Administration
                              Chief Financial Officer
                              (Principal Financial Officer)




                              /s/ James W. Shaffer
                              ------------------------------
                              James W. Shaffer
                              Vice President and Treasurer
                              (Principal Accounting Officer)

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

10.17 Restated Angelica Corporation Stock Bonus and Incentive Plan (Incorporating Amendments Adopted Through October 25, 1994). Filed as Exhibit 10.20 to the Form 10-K for fiscal year ended January 28, 1995, incorporating all amendments thereto through the date of this filing.<F**>

10.18 Angelica Corporation Pension Plan as Amended and Restated. Filed as Exhibit 19.7 to the Form 10-K for fiscal year ended January 26, 1991, incorporating all amendments thereto through the date of this filing. The last amendment thereto was filed as Exhibit 10.23 to Form 10-Q for fiscal quarter ended July 27, 1996.<F**>

10.19 Angelica Corporation 1994 Non-Employee Directors Stock Plan. Filed as Appendix A of the Company's Proxy Statement for the Annual Meeting of Shareholders held on May 23, 1995 and incorporating all amendments thereto through the date of this filing. The last amendment thereto was filed as Exhibit 10.35 to Form 10-K for fiscal year ended January 31, 1998.<F**>

10.20 Specimen form of Stock Option Agreement under the Angelica Corporation Stock Option Plan. Filed as Exhibit 10.20 to the Form 10-K for fiscal year ended January 27, 1996.<F**>

10.21 Form of Stock Option Agreement under the Angelica Corporation 1994 Performance Plan (filed as Exhibit 10.21 to Form 10-K for fiscal year ended January 27, 1996) with four of the Company=s executive officers, together with schedule identifying the officers and setting forth the material details in which the agreements differ from the form of agreement that is filed. Filed as Exhibit 10.21 to the Form 10-K for fiscal year ended January 25, 1997.<F**>

10.22 Form of Indemnification Agreement between the Company and each of its directors and executive officers, together with a schedule identifying the directors and executive officers executing such agreements. Filed as Exhibit 10.22 to the Form 10-K for fiscal year ended January 30, 1999.<F**>

10.23    Employment Agreement between the Company and Theodore M.
         Armstrong, dated November 27, 1996. Filed as Exhibit 10.24 to the Form 10-K for fiscal year ended January 25, 1997.<F**>

10.24 Employment Agreement between the Company and Alan D. Wilson, dated July 14, 1999. Filed as Exhibit 10.24 to Form 10-Q for fiscal quarter ended July 31, 1999.<F**>

10.25 Employment Agreement between the Company and Don W. Hubble, dated December 12, 1997. Filed as Exhibit 10.30 to the Form 10-K for fiscal year ended January 31, 1998.<F**>

10.26 Retirement Benefit Agreement between the Company and Don W. Hubble dated January 1, 1998. Filed as Exhibit 10.31 to the Form 10-K for fiscal year ended January 31, 1998.<F**>

10.27    Non-Qualified Stock Option Agreement between the Company and Don
         W. Hubble dated January 2, 1998. Filed as Exhibit 10.32 to the Form 10-K for fiscal year ended January 31, 1998.<F**>

10.28 Description of restricted stock granted to Don W. Hubble effective January 2, 1998. Filed as Exhibit 10.33 to the Form 10-K for fiscal year ended January 31, 1998.<F**>

10.29 Employment Agreement between the Company and Charles D. Molloy, Jr., dated October 1, 1999.<F*>

10.30 Employment Agreement between the Company and Steven L. Frey, dated March 1, 1999. Filed as Exhibit 10.34 to the Form 10-K for fiscal year ended January 30, 1999.<F**>

10.31 Angelica Corporation 1999 Performance Plan. Filed as Appendix A of the Company's Proxy Statement for the Annual Meeting of Shareholders held May 25, 1999.<F**>

10.32 Employment Agreement between the Company and Denis R. Raab, dated August 23, 1999.<F*>

10.33 Employment Agreement between the Company and Daniel J. Westrich, dated October 1, 1999.<F*>

10.34 Employment Agreement between the Company and James W. Shaffer, dated October 1, 1999.<F*>

10.35 Amendment No. 3 to the Restated Angelica Corporation Stock Bonus and Incentive Plan, dated October 21, 1999.<F*>

27.      Financial Data Schedule<F*>