Form 10-K405
period 2000-01-29
ANGELICA CORP /NEW/
filed 2000-04-25
CIK 6571

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                         --------------------

                              FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                             ACT OF 1934

               For the Fiscal Year Ended January 29, 2000

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

                          --------------------

     Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
     Title of each class                            on which registered
-----------------------------                       -------------------

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

     $82,932,469                                       March 30, 2000
---------------------                          ---------------------------
        Value                                        Date of Valuation

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 30, 2000.

        Common Stock, $1.00 par value, 8,675,609 shares outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCE

1) Portions of the Annual Report to Shareholders for fiscal year ended January 29, 2000 are incorporated in Parts I, II & IV; 2) Portions of the Proxy Statement dated April 13, 2000 are incorporated in Part III.

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

The Company's businesses are reported in three industry segments:
Textile Services, Manufacturing and Marketing and Retail Sales. Information about the Company's industry segments appears on page 29 of the Company's Annual Report to Shareholders for the year ended January 29, 2000 (hereinafter "Annual Report") and is incorporated herein by reference. This information includes for each segment sales and textile service revenues, earnings, identifiable assets, depreciation and capital additions for each of the five years in the period ended January 29, 2000.

TEXTILE SERVICES
----------------

As of January 29, 2000 this segment had 27 laundry plants generally in or near various major metropolitan areas in the United States principally providing textile rental and laundry services for health care institutions. (One of these laundries closed in March, 2000.) This segment also provides a limited amount of general linen services in selected areas, principally to hotels, motels and restaurants.

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

MANUFACTURING AND MARKETING
---------------------------

The Company's Manufacturing and Marketing operations consist of Angelica Image Apparel in the United States and two smaller operations in Canada, collectively engaged in the manufacture and sale of uniforms and business career apparel for a wide variety of institutions and businesses. The raw materials used by Angelica Image Apparel in the conduct of its business consist principally of textile piece goods, thread, and trimmings, such as buttons, zippers and labels. The Company purchases piece goods from most major United States manufacturers of textile products and from some non-domestic suppliers. During the last two years, the Company has closed a number of its domestic manufacturing plants and has been sourcing more of its image apparel from domestic and foreign contractors and other foreign suppliers. At the end of fiscal 2000, production releases to foreign suppliers accounted for approximately 50% of all production releases of this segment's products, up from approximately 10% two years ago.

The Manufacturing and Marketing operations compete with more than four dozen largely privately-owned firms, including divisions of larger corporations, in the United States and Canada. Competition is also provided by local firms in most major metropolitan areas. The nature and degree of competition varies with the customer and market where it occurs. Industry statistics are not available, but the Company believes that it is one of the leading suppliers of garments to hospitals, gaming establishments, hotels and motels, food service establishments, and textile service suppliers in the United States. Competition is extensive and is based on many factors, including design, quality, consistency of product, delivery, price and distribution.

The Manufacturing and Marketing segment is a supplier of image apparel to the Textile Services and the Retail Sales segments, and those segments are Manufacturing and Marketing's two largest customers.

RETAIL SALES
------------

The Retail Sales segment is a specialty retailer offering uniforms and shoes primarily for nurses and other health care professionals through a nationwide chain of retail stores under the name of Life Uniform and Shoe Shops, located primarily in malls and strip shopping centers and to a limited extent inside hospitals.

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

ADDITIONAL INFORMATION
----------------------

The Company does not hold any material patents, licenses, franchises or concessions. It does not consider its business to be seasonal to any significant extent. The Manufacturing and Marketing business is characterized by high working capital requirements in the form of inventories required to satisfy the prompt delivery requirements of its customers. Otherwise, the Company has no unusual working capital requirements. No segment of the Company's business is dependent on a single or a few non-affiliated customer or customers.

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

EMPLOYEES
---------

The Company employs approximately 8,100 persons (including approximately 800 part-time employees).

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
-----------------------------------------------------------------------
SALES
-----

Sales of foreign operations and export sales were not significant. The Company has no one major customer.

ITEM 2.  PROPERTIES
-------------------

A substantial portion of the real estate utilized by the Company is leased. Real estate which is owned by the Company is approximately 44% of the net book value of all fixed assets. There is no individual parcel of real estate owned or leased which is of material significance to the Company's total assets. No difficulty in renewing leases which expire in the near future is anticipated by the Company. In the opinion of the Company, all such facilities are maintained in good condition and are adequate and suitable for the purposes for which they are used.

As of January 29, 2000, 27 laundries, both owned and leased, (including one which has now been closed) plus warehouse facilities located in 12 states were used in the Textile Services segment. Laundry facilities generally are not fully utilized, although some of them operate on a multi-shift basis. The Company estimates that, assuming the availability of labor, output of these facilities could be increased by 20 percent with existing equipment by working longer hours and by an additional 25 percent (for a total of 45 percent) by working longer hours plus installation of additional equipment.

The Company's real estate, both owned and leased, which is used in its Manufacturing and Marketing segment, at January 29, 2000 was comprised of six manufacturing plants in the United States (one of which is scheduled to be closed in May, 2000), and one plant in Costa Rica, plus appropriate warehouses and sales facilities in the United States and Canada. The manufacturing facilities are generally fully utilized and operate generally on a one-shift basis.

As of January 29, 2000 there were 296 retail specialty stores, located in 36 states, used in the Retail Sales segment. All retail store premises are leased.

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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

No matters were submitted to a vote of shareholders during the fourth quarter of the Company's year ended January 29, 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

                                 Present Position (and             Year First
                                 Prior Offices During Past         Elected As
      Name                       Five Years) <F1> <F2>             An Officer        Age
      ----                       -------------------------         ----------        ---

Theodore M. Armstrong            Senior Vice President-               1986            60
                                 Finance and Administration
                                 and Chief Financial Officer

Steven L. Frey<F3>               Vice President, General Counsel      1999            50
                                 and Secretary

Don W. Hubble<F4>                Chairman, President and Chief        1998            60
                                 Executive Officer

Charles D. Molloy, Jr.<F5>       Vice President; President,           1998            55
                                 Manufacturing and Marketing
                                 Business Segment of Angelica

Denis R. Raab<F6>                Vice President; President,           1999            50
                                 Life Retail Stores Business
                                 Segment of Angelica

James W. Shaffer<F7>             Vice President and Treasurer         1999            47



Alan D. Wilson<F8>               Vice President; President,           1995            57
                                 Angelica Textile Services
                                 Business Segment of Angelica

<F1> Except as set forth below, the principal occupations of the officers throughout the past five years have been the performance of the functions of the offices shown above.

<F2> All officers serve at the pleasure of the Board of Directors.

<F3> Steven L. Frey has been Vice President, General Counsel and
     Secretary since March 1, 1999. Prior to that, he was in private practice from 1996 with the law firm of Helfrey, Simon & Jones, P.C. He also served as Director of Legal and Regulatory Affairs for Sigma Chemical Company from 1993 to 1996.

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

<F6> Denis R. Raab has been a Vice President of the Company and
     President of the Life Retail Stores Business Segment since August 1999. Prior to that he was Vice President of Operations/Logistics of an e-Commerce startup company from 1998 to 1999, Vice President-Director of Stores for Maurices, Inc. from 1997 to 1998, and General Manager of the St. Louis/Central Illinois region of Sears, Roebuck & Company from 1993 to 1997.

<F7> James W. Shaffer has been Vice President and Treasurer of the
     Company since September 1999.  He also served as Corporate
     Controller from May 1999 to September 1999.  Prior to that he was Director of Financial Reporting and Tax for Edison Brothers Stores, Inc. from October 1995 to April 1999.

<F8> Alan D. Wilson resigned his position with the Company effective
     April 19, 2000. He served as a Vice President of the Company from March 15, 1995 to April 19, 2000, as President of Textile Services Business Segment from March, 1996 to April 19, 2000, and prior to that was President of Angelica Textile Services, Inc.

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

                               PART II
                               -------


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-----------------------------------------------------------------------
MATTERS
-------

The information required by this item is included under the caption "Common Stock Data" on page 20 of the Company's Annual Report and is incorporated herein by reference. The number of shareholders of record was 1,425 at March 30, 2000. The Company's Board of Directors regularly reviews the dividends paid, and there can be no assurance that dividends will be paid in the future since they are dependent on earnings, the financial condition of the Company and other factors.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
---------------------------------------------------------------------
AND FINANCIAL DISCLOSURE
------------------------

Not Applicable.

                              PART III
                              --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

Information with respect to Directors of the Company under the caption "The Board of Directors" on pages 4 through 6 and under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 11 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2000, (hereinafter "Proxy Statement") is incorporated herein by reference. Information with respect to executive officers of the Company appears under the caption "Executive Officers of the Registrant" on pages 5 through 7 of Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

Information with respect to executive compensation under the captions "Director Compensation" on page 8, "Compensation of Executive Officers" on pages 14 and 15, "Employment Contracts and Termination of Employment and Change-In-Control Arrangements" on pages 15 through 17, "Retirement Plans" on page 18, "Stock Options" on pages 18 and 19, and "Option Holdings" on page 19, of the Company's Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
--------------------------------------------------------------
MANAGEMENT
----------

Information with respect to security ownership of certain beneficial owners and management under the caption "Beneficial Stock Ownership" and "Management Stock Ownership" on pages 9 and 10 of the Company's Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

Not applicable.

                               PART IV
                               -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
-----------------------------------------------------------------------
8-K
---

                                                          Annual Report
(a)  Document List                                             Page
     -------------                                        -------------

     1.   Financial Statements
          --------------------

          The following financial statements are
          incorporated by reference herein and in
          Item 8 above from the Company's Annual Report:

          (i)   Consolidated Statements of Income -             21
                Years ended January 29, 2000,
                January 30, 1999, and January 31, 1998

          (ii)  Consolidated Balance Sheets - January 29,       22
                2000 and January 30, 1999

          (iii) Consolidated Statements of Share-               23
                holders' Equity - Years ended
                January 29, 2000, January 30, 1999,
                and January 31, 1998

          (iv)  Consolidated Statements of Cash Flows -         24
                Years ended January 29, 2000, January 30,
                1999, and January 31, 1998

          (v)   Notes to Consolidated Financial State-          25-30
                ments

          (vi)  Report of Independent Public                    31
                Accountants

     2.   Supplementary Data and Financial Statement Schedule
          ---------------------------------------------------

          (i) The supplementary data entitled "Unaudited Quarterly Financial Data" is incorporated by reference herein and in Item 8 above from page 30 of the Company's Annual Report.

          (ii) The following financial statement schedule is submitted as a separate section of this report at page 15:

                Schedule II - Valuation and Qualifying
                Accounts - For the Three Years Ended
                January 29, 2000

All other schedules are not submitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto.

          (iii) Report of Independent Public Accountants on Schedule II appears at page 14 of the Form 10-K.

     3.   Exhibits
          --------

          See Exhibit Index on pages 16-20 hereof for a list of all management contracts, compensatory plans and arrangements required by this item (Exhibit Nos. 10.1 through 10.34) and all other Exhibits filed or incorporated by reference as a part of this report.

(b)  Reports on Form 8-K
     -------------------

     The Registrant filed no reports on Form 8-K during the last quarter of the year ended January 29, 2000.

                              SIGNATURE
                              ---------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ANGELICA CORPORATION
                                        -------------------------------
                                                 (Registrant)

                                     By:  /s/ Don W. Hubble
                                        -------------------------------
                                          Don W. Hubble
                                          Chairman, President and Chief
                                          Executive Officer

Date:  April 25, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:   /s/ Don W. Hubble              By:  /s/ T. M. Armstrong
   --------------------------------     --------------------------------
      Don W. Hubble                       T. M. Armstrong
      Chairman, President and             Senior Vice President-
      Chief Executive Officer             Finance and Administration
      (Principal Executive Officer)       and Chief Financial Officer
                                          (Principal Financial Officer)

By:   /s/ James W. Shaffer
   --------------------------------
      James W. Shaffer
      Vice President and Treasurer
      (Principal Accounting Officer)

      David A. Abrahamson     <F*>        Susan S. Elliott          <F*>
-----------------------------------     --------------------------------
      (David A. Abrahamson)               (Susan S. Elliott)
      Director                            Director

      Earle H. Harbison, Jr.   <F*>       Leslie F. Loewe           <F*>
-----------------------------------     --------------------------------
      (Earle H. Harbison, Jr.)            (Leslie F. Loewe)
      Director                            Director

      Charles W. Mueller       <F*>       William A. Peck           <F*>
-----------------------------------     --------------------------------
      (Charles W. Mueller)                (William A. Peck)
      Director                            Director

      William P. Stiritz       <F*>       H. Edwin Trusheim         <F*>
-----------------------------------     --------------------------------
      (William P. Stiritz)                (H. Edwin Trusheim)
      Director                            Director

By his signature below, Don W. Hubble has signed this Form 10-K on behalf of each person named above whose name is followed by an asterisk, pursuant to power of attorney filed with this Form 10-K.

                                      /s/ Don W. Hubble
                                      ----------------------------------
                                      Don W. Hubble, as attorney-in-fact

Date:  April 25, 2000

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
               ----------------------------------------



To Angelica Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the Annual Report to Shareholders of Angelica Corporation and subsidiaries incorporated by reference in this Form 10-K, and have issued our report thereon dated March 14, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)2(ii) and appearing on page 15 is the responsibility of the Corporation's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                       /s/ Arthur Andersen LLP

                                       ARTHUR ANDERSEN LLP



St. Louis, Missouri,
March 14, 2000

                                                                  Schedule II



                      ANGELICA CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                    FOR THE THREE YEARS ENDED JANUARY 29,2000
                                 (In Thousands)
                 -----------------------------------------------


                       Balance at      Charged                        Balance
                       Beginning       to Costs                      at End of
Description            of Period     and Expenses   Deductions <Fa>   Period
-----------            ----------    ------------   ---------------  ---------

Reserve for doubtful
accounts - deducted
from receivables in
the balance sheet


                                      YEAR ENDED JANUARY 29, 2000
                                      ---------------------------


                         $2,623          $ 990           $ 821         $2,792
                         ======          =====           =====         ======



                                      YEAR ENDED JANUARY 30, 1999
                                      ---------------------------

                         $2,510         $1,851          $1,738         $2,623
                         ======         ======          ======         ======



                                      YEAR ENDED JANUARY 31, 1998
                                      ---------------------------

                         $2,645         $1,511          $1,646         $2,510
                         ======         ======          ======         ======





<Fa> Doubtful accounts written off against reserve provided, net of recoveries.

EXHIBIT INDEX
-------------

Exhibit
Number  Exhibit
------  -------


          <F*>Asterisk indicates exhibits filed herewith.
          <F**>Incorporated by reference from the document listed.

3.1 Restated Articles of Incorporation of the Company, as currently in effect. Filed as Exhibit 3.1 to the Form 10-K for the fiscal year ended January 26, 1991.<F**>

3.2  Current By-Laws of the Company, as last amended February 29,
     2000.<F*>

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

10.5 Angelica Corporation Stock Award Plan. Filed as Exhibit 10 to the Form 10-K for fiscal year ended February 1, 1992.<F**>

10.6 Angelica Corporation Retirement Savings Plan, as amended and restated. Filed as Exhibit 19.3 to the Form 10-K for fiscal year ended January 27, 1990, incorporating all amendments thereto through the date of this filing.<F**>

10.7 Supplemental Plan. Filed as Exhibit 19.10 to the Form 10-K for fiscal year ended January 27, 1990, incorporating all amendments thereto through the date of this filing. The last amendment thereto was filed as Exhibit 10.31 to Form 10-K for fiscal year ended January 25, 1997.<F**>

10.8 Deferred Compensation Option Plan for Selected Management Employees. Filed as Exhibit 19.9 to the Form 10-K for fiscal year ended January 26, 1991, incorporating all amendments thereto through the date of this filing. The last amendment thereto was filed as Exhibit 10.34 to Form 10-K for fiscal year ended January 25, 1997.<F**>

10.9 Deferred Compensation Option Plan for Directors. Filed as Exhibit
     19.8 to the Form 10-K for fiscal year ended January 26,

      1991, incorporating all amendments thereto through the date of this filing.<F**>

10.10 Supplemental and Deferred Compensation Trust. Filed as Exhibit
      19.5 to the Form 10-K for fiscal year ended February 1, 1992.<F**>

10.11 Management Retention Trust. Filed as Exhibit 19.4 to the Form 10-K for fiscal year ended February 1, 1992.<F**>

10.12 Performance Shares Plan for Selected Senior Management (restated). Filed as Exhibit 19.3 to the Form 10-K for fiscal year ended January 26, 1991.<F**>

10.13 Management Retention and Incentive Plan (restated). Filed as
      Exhibit 19.1 to the Form 10-K for fiscal year ended January 26, 1991.<F**>

10.14 Non-Employee Directors Stock Plan. Filed as Exhibit 10.3 to the Form 10-K for fiscal year ended January 27, 1990, incorporating all amendments thereto through the date of this filing.<F**>

10.15 Restated Deferred Compensation Plan for Non-Employee Directors. Filed as Exhibit 10 (v) to the Form 10-K for fiscal year ended January 28, 1984, incorporating all amendments thereto through the date of this filing. The last amendment thereto was filed as
      Exhibit 10.25 to Form 10-K for the fiscal year ended January 28, 1995.<F**>

10.16 Restated Angelica Corporation Stock Bonus and Incentive Plan (Incorporating Amendments Adopted Through August 1, 1999).<F*>

10.17 Angelica Corporation Pension Plan as Amended and Restated. Filed as Exhibit 19.7 to the Form 10-K for fiscal year ended January 26, 1991, incorporating all amendments thereto through the date of this filing. The last amendment thereto was filed as Exhibit 10.23 to Form 10-Q for fiscal quarter ended July 27, 1996.<F**>

10.18 Angelica Corporation 1994 Non-Employee Directors Stock Plan. Filed as Appendix A of the Company's Proxy Statement for the Annual Meeting of Shareholders held on May 23, 1995 and incorporating all amendments thereto through the date of this filing. The last amendment thereto was filed as Exhibit 10.35 to Form 10-K for fiscal year ended January 31, 1998.<F**>

10.19 Specimen form of Stock Option Agreement under the Angelica
      Corporation Stock Option Plan. Filed as Exhibit 10.20 to the Form 10-K for fiscal year ended January 27, 1996.<F**>

10.20 Form of Stock Option Agreement under the Angelica Corporation 1994 Performance Plan (filed as Exhibit 10.21 to Form 10-K for fiscal year ended January 27, 1996) with one of the Company's executive officers, together with schedule identifying the officer and setting forth the material details in which the agreement differs from the form of agreement that is filed. Filed as Exhibit 10.21 to the Form 10-K for fiscal year ended January 25, 1997.<F**>

10.21 Specimen form of Stock Option Agreement under the Angelica
      Corporation 1999 Performance Plan.<F*>

10.22 Form of Indemnification Agreement between the Company and each of its directors and executive officers (filed as Exhibit 10.22 to Form 10-K for fiscal year ended January 30, 1999), with a schedule identifying the directors and current executive officers executing such agreements.<F*>

10.23 Employment Agreement between the Company and Theodore M. Armstrong, dated January 1, 2000.<F*>

10.24 Employment Agreement between the Company and Alan D. Wilson, dated July 14, 1999. Filed as Exhibit 10.24 to the Form 10-Q for fiscal quarter ended July 31, 1999.<F**>

10.25 Employment Agreement between the Company and Don W. Hubble, dated December 12, 1997. Filed as Exhibit 10.30 to the Form 10-K for fiscal year ended January 31, 1998.<F**>

10.26 Retirement Benefit Agreement between the Company and Don W. Hubble dated January 1, 1998. Filed as Exhibit 10.31 to the Form 10-K for fiscal year ended January 31, 1998.<F**>

10.27 Non-Qualified Stock Option Agreement between the Company and Don
      W. Hubble dated January 2, 1998. Filed as Exhibit 10.32 to the Form 10-K for fiscal year ended January 31, 1998.<F**>

10.28 Description of restricted stock granted to Don W. Hubble effective January 2, 1998. Filed as Exhibit 10.33 to the Form 10-K for fiscal year ended January 31, 1998.<F**>

10.29 Employment Agreement between the Company and Charles D. Molloy, Jr., dated October 1, 1999. Filed as Exhibit 10.29 to the Form 10-Q for fiscal quarter ended October 30, 1999.<F**>

10.30 Employment Agreement between the Company and Steven L. Frey, dated March 1, 1999. Filed as Exhibit 10.34 to the Form 10-K for fiscal year ended January 30, 1999.<F**>

10.31 Angelica Corporation 1999 Performance Plan. Filed as Appendix A of the Company's Proxy Statement for the Annual Meeting of Shareholders held May 25, 1999.<F**>

10.32 Employment Agreement between the Company and Denis R. Raab, dated August 23, 1999. Filed as Exhibit 10.32 to the Form 10-Q for fiscal quarter ended October 30, 1999.<F**>

10.33 Employment Agreement between the Company and Daniel J. Westrich, dated October 1, 1999. Filed as Exhibit 10.33 to the Form 10-Q for fiscal quarter ended October 30, 1999.<F**>

10.34 Employment Agreement between the Company and James W. Shaffer, dated October 1, 1999. Filed as Exhibit 10.34 to the Form 10-Q for fiscal quarter ended October 30, 1999.<F**>

13 Certain portions of the Annual Report to Shareholders for the fiscal year ended January 29, 2000 which have been incorporated by reference.<F*>

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