Form 10-Q
period 2000-04-29
ANGELICA CORP /NEW/
filed 2000-06-07
CIK 6571

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


         For The Quarter Ended                     Commission File
            April 29, 2000                          Number 1-5674


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

The number of shares outstanding of Registrant's Common Stock, par value $1.00 per share, at June 1, 2000 was 8,688,719 shares.



================================================================================

                      ANGELICA CORPORATION AND SUBSIDIARIES

             INDEX TO FINANCIAL STATEMENTS AND SUPPORTING SCHEDULES

                  FOR APRIL 29, 2000 FORM 10-Q QUARTERLY REPORT





                                                         Page Number Reference
                                                         ----------------------

                                                                         Quarterly Report
                                                                                to
                                                    Form 10-Q              Shareholders
                                                    ---------              ------------
PART I.   FINANCIAL INFORMATION:

   Consolidated Statements of Income -
      First Quarter Ended April 29, 2000 and
         May 1, 1999                                                            3

   Consolidated Balance Sheets -
      April 29, 2000 and January 29, 2000                                       4

   Consolidated Statements of Cash Flows -
      First Quarter Ended April 29, 2000 and
         May 1, 1999                                                            5

   Notes to Consolidated Financial
      Statements                                        2

   Management's Discussion and Analysis
      of Operations and Financial Condition            3-4

   Exhibit A - Quarterly Report to
      Shareholders                                      5


PART II.  OTHER INFORMATION                           6-10

               ANGELICA CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    QUARTER ENDED APRIL 29, 2000



(1) The accompanying consolidated condensed financial statements are unaudited, and it is suggested that these consolidated statements be read in conjunction with the fiscal 2000 Annual Report, including Notes to Financial Statements. However, it is the opinion of the Company that all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results during the interim period have been included.

(2)  See Index to Financial Statements and Supporting Schedules on page
     1. Those pages of the Angelica Corporation and Subsidiaries Quarterly Report to Shareholders for the quarter ended April 29, 2000, listed in such index are incorporated herein by reference. The pages of the Quarterly Report to Shareholders which are not listed on the index and therefore not incorporated herein by reference are furnished for the information of the Commission but are not to be deemed "filed" as a part of this report. The Quarterly Report to Shareholders referred to herein is located immediately following page 4 of this report.

(3) For purposes of the Consolidated Statements of Cash Flows, the Company considers short-term, highly liquid investments which are readily convertible into cash, as cash equivalents.

               ANGELICA CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

                      AND FINANCIAL CONDITION

                    QUARTER ENDED APRIL 29, 2000

Analysis of Operations
----------------------

In the quarter ended April 29, 2000, combined sales and textile service revenues decreased 7.4 percent compared with last year's first quarter. Revenues of the Textile Services segment decreased 5.9 percent in the first quarter, primarily due to the loss of several large customers in the preceding year. Earnings of this segment declined 14.7 percent as a result of the decline in revenue and higher labor costs compared with the first quarter last year. Sales of the Manufacturing and Marketing segment decreased 13.8 percent compared with the same quarter last year due to the absence of large customer rollout programs in this year's first quarter. The 33.4 percent decrease in earnings of this segment is primarily the result of the decline in revenues and modestly lower results for the Canadian Operations, partially offset by a 9.8 percent increase in the gross margin percentage from increased offshore sourcing and resulting lower product cost. Life Retail Stores had a 5.2 percent increase in first quarter sales, as a result of a 7.7 percent same-store sales increase, offset by having 17 fewer stores than last year. Earnings decreased 38.6 percent, primarily due to increased compensation expenses and discounting in certain geographical areas which lowered gross margins.

Selling, general and administrative expenses increased 1.8 percent in the first quarter compared with the same period last year. These expenses increased as a percent of combined sales and textile service revenues from 23.3 percent to 25.6 percent in the first quarter. The declines in revenues in the Manufacturing and Marketing and Textile Services segments and the planned increases in sales efforts have contributed to this increase. Net interest expense was $79,000 lower in the quarter as a result of lower long-term debt balances due to sinking fund payments and increased interest income on higher cash balances.


Financial Condition
-------------------

The Company had working capital of $144,237,000 and a current ratio of
4.2 to 1 at April 29, 2000, up from $141,469,000 and 4.0 to 1 a year ago and compared with $141,122,000 and 3.9 to 1 at the beginning of the year. The ratio of long-term debt to debt-plus-equity was 34.9 percent at the close of the quarter, down from 35.1 percent a year ago and 35.0 percent at the beginning of the year.

Operating activities provided a total cash flow of $5,046,000 in the first quarter compared with $2,276,000 in the same period last year, with the increase being due to decreased working capital requirements. Cash used in investing activities was $272,000 compared with cash provided a year ago of $2,267,000. The difference is due to increased capital expenditures of $815,000 in the current year first quarter and a decrease in disposals of businesses and property of $1,867,000. Cash flows used in financing activities reflect normal sinking fund payments of long-term debt and the payment of dividends. No material change in the Company's future aggregate cash requirements is foreseen at the present time.

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

Forward-Looking Disclosure
--------------------------

The Private Securities Litigation Reform Act of 1995 provides a "safe-harbor" for forward-looking statements. This report contains forward-looking statements that reflect the Company's current views with respect to future events and financial resources. These forward-looking statements are subject to certain risks and uncertainties, including delays in the shipment of backlogs or unusual or unexpected cash needs for operations or capital transactions, that could cause actual results to differ materially from historical results or those anticipated. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, competitive and general economic conditions, the ability to retain current customers and to add new customers in competitive market environments, the achievement of operating efficiencies and optimizing costs without deterioration in customer service.

                                                                  EXHIBIT A

    TEXTILE SERVICES   IMAGE APPAREL   INNOVATION VALUE

                                          Angelica Corporation
                                          424 South Woods Mill Road
[Angelica logo]                           Chesterfield, Missouri 63017-3406
                                          Tel: 314.854.3800



                                                               May 19, 2000
Dear Shareholder:

While results for the first quarter of fiscal 2001 at $.18 per share are measurably below those for the first quarter last year at $.29 per share, they did meet our expectations. Last year's first quarter was the strongest of the year, failing to reflect either the full impact of an abnormal loss of existing textile services business or the impact of sharply higher labor costs in certain areas experienced later in the year. Both of these factors depressed last year's results as the year progressed. It is important to note that first quarter results this year in each of our three business segments are considerably better than in the fourth quarter last year, confirming our belief that the turnaround is progressing.

Combined sales and textile service revenues decreased 7.4 percent to $112,159,000 in this year's first quarter compared with $121,132,000 last year. Pretax income was $2,503,000 in the quarter compared with $4,017,000 last year. Net income decreased 36.7 percent to $1,577,000 from $2,491,000 in the comparable prior period.

The Textile Services segment had a decline in first quarter revenue from $64,523,000 last year to $60,691,000 this year, or 5.9 percent.
However, new business added (on an annual revenue basis) totaled $12,000,000 for the first quarter compared with $24,000,000 for all of the prior year. Cancellations were also at lower levels after having been at historically high levels for much of last year. This combination suggests improved revenues and earnings in the balance of the year. The investments we made last year in revitalizing our sales and marketing efforts are beginning to be reflected in improved performance. As a consequence of the lower revenue level and higher labor costs compared with the first quarter last year, operating earnings decreased 14.7 percent to $4,356,000 from $5,107,000 in the first quarter this year. Our labor costs have increased dramatically in this segment, as entry level labor is extremely tight in many localities, causing higher wage rates as well as increased turnover and lower productivity. In addition to increasing our capital investments in labor-saving equipment, we are aggressively implementing price increases throughout this segment to offset these higher costs and are maintaining our strategy of pricing responsibly for new business.

The Manufacturing and Marketing segment's sales for the first quarter were $34,943,000 compared with $40,541,000 or 13.8 percent below last year. The sales decline was due to the absence of large "rollouts" for new or existing customers during this year's first quarter. We do have a number of large rollouts on the books for the remainder of this year, which make us optimistic for improved sales and earnings as the year unfolds. Operating earnings of $1,196,000 were 33.4 percent below last year's level of $1,795,000 but up significantly from the fourth quarter of last year. The closing of an additional domestic sewing facility was announced in March, furthering our strategy to source our product requirements more cost effectively. We now will have five domestic facilities, down from 16 just two years ago.

In the first quarter, Life Retail Stores had a same-store sales increase of 7.7 percent. This is the fifth quarter in a row where same-store sales have increased. Overall, sales increased 5.2 percent to $23,291,000 compared with $22,137,000 in the previous year first quarter, the difference being 17 fewer stores than last year. Included in this reduction in number of stores are three under-performing stores closed in the first quarter. Operating earnings decreased to $543,000 from $884,000 in the previous year, a reduction of 38.6 percent. As with the other segments, first quarter earnings this year exceeded significantly the results of the fourth quarter last year. Life Retail is on schedule to enter the catalogue and to expand the e-commerce distribution channels during the third quarter of this year.

Interest expense declined 3.6 percent in the first quarter, reflecting lower debt and increased interest income on cash balances. Cash flow also was strong in the quarter, and we ended the period with $17,441,000 in the bank.

There is little question that our efforts to add value to shareholders more timely through a sale or merger of the Company or its segments negatively affected financial performance for the first quarter, both in terms of non-recurring expenses as well as negative impact in the marketplace and heightened anxiety internally. Now that we have ended these efforts, we will be better able to focus upon improved performance. We believe that this attempt to add value through a sale or merger was prudent, although in retrospect our timing was not favorable. The subsequent decision to reduce the dividend payout from $.96 to $.32 per share annually and to repurchase up to 2.0 million shares of our stock over the next three years provides us with optimum flexibility to add future value for shareholders. Our goal is to use cash to grow the business first and to repurchase stock second. Under our long-term debt indentures, if net worth (shareholders' equity) falls below $160,000,000, we would be required to repay all of our debt and would incur a significant prepayment penalty. By reducing the payout of earnings through dividends and by improving our earnings over time, we will increase net worth, avoid early payment of our debt, avoid the prepayment penalty and be able to complete the stock repurchase program.

As mentioned above, we have committed to increased capital investment at Textile Services to reduce the amount of labor required in our plants. The investments approved have very favorable paybacks and will help to reduce labor costs in the future. We have announced a decision to centralize certain administrative functions and are planning to close down the Textile Services administrative headquarters in Raleigh, North Carolina and move them into existing facilities in St. Louis.

We are increasing the number of sales representatives at the Manufacturing and Marketing segment to insure that new customer rollouts become more routine. Because we are more cost competitive than previously as a consequence of improved product sourcing, the addition of sales representatives is more practical. We also are combining the two Canadian operations into one and expect that this will lower costs and improve earnings in that marketplace as well.

In summary, the first quarter was not as good as last year's first quarter, but it did reach our expectations. It was encouraging that the first quarter sales and earnings were higher than those achieved in the fourth quarter. We expect subsequent quarters this year will show favorable comparisons to prior year quarters, and that we will exceed the earnings results in the most recent fiscal year. We believe we have built a solid foundation for future growth in revenue and earnings.

Respectively submitted,


/s/ Don W. Hubble

Don W. Hubble
Chairman, President and
Chief Executive Officer

CONSOLIDATED STATEMENTS OF INCOME
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands, except per share amounts)

                                                                       First Quarter Ended
                                                                   ---------------------------
                                                                   April 29, 2000  May 1, 1999
                                                                   --------------  -----------
Textile service revenues                                              $ 60,691       $ 64,523
Net sales                                                               51,468         56,609
                                                                      --------       --------
                                                                       112,159        121,132
                                                                      --------       --------

Cost of textile services                                                47,869         50,871
Cost of goods sold                                                      30,810         35,356
                                                                      --------       --------
                                                                        78,679         86,227
                                                                      --------       --------

Gross profit                                                            33,480         34,905
                                                                      --------       --------

Selling, general and
   administrative expenses                                              28,728         28,236
Interest expense                                                         2,092          2,171
Other expense, net                                                         157            481
                                                                      --------       --------
                                                                        30,977         30,888
                                                                      --------       --------

Income before income taxes                                               2,503          4,017
Provision for income taxes                                                 926          1,526
                                                                      --------       --------
Net income                                                            $  1,577       $  2,491
                                                                      ========       ========


Basic and diluted earnings per share <F*>                             $   0.18       $   0.29
                                                                      ========       ========


Dividends per common share                                            $   0.24       $   0.24
                                                                      ========       ========


Comprehensive income consisting of net income and foreign currency translation adjustments, totaled $1,420 and $3,036 for the quarters ended April 29, 2000 and May 1, 1999, respectively.

Certain amounts in the prior year have been reclassified to conform to current year presentation.

<F*> Based upon weighted average number of common and common equivalent shares outstanding of 8,675,517 and 8,682,370 for fiscal periods of 2001 and 2000, respectively.

CONSOLIDATED BALANCE SHEETS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)

                                                                      April 29,    January 29,
                                                                        2000          2000
                                                                      ---------    -----------
ASSETS
------
Current Assets:
   Cash and short-term investments                                    $ 17,441      $ 15,651
   Receivables, less reserve of $3,193 and $2,792                       53,634        55,700
   Inventories:
      Raw material                                                      21,000        20,377
      Work in progress                                                   4,634         4,446
      Finished goods                                                    56,352        55,182
                                                                      --------      --------
                                                                        81,986        80,005

   Linens in service                                                    31,289        33,075
   Prepaid expenses                                                      4,178         4,423
   Income taxes                                                          1,257           458
                                                                      --------      --------
      Total Current Assets                                             189,785       189,312
                                                                      --------      --------

Property and Equipment                                                 208,544       210,308
Less -- reserve for depreciation                                       119,394       118,121
                                                                      --------      --------
                                                                        89,150        92,187
                                                                      --------      --------

Goodwill                                                                 5,652         5,765
Other acquired assets                                                    4,079         4,575
Cash surrender value of life insurance                                  21,199        20,954
Miscellaneous                                                            5,484         6,802
                                                                      --------      --------
                                                                        36,414        38,096
                                                                      --------      --------
Total Assets                                                          $315,349      $319,595
                                                                      ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Current maturities of long-term debt                               $  2,902      $  3,026
   Accounts payable                                                     22,065        23,535
   Accrued expenses                                                     20,581        21,629
                                                                      --------      --------
      Total Current Liabilities                                         45,548        48,190
                                                                      --------      --------

Long-Term Debt, less current maturities                                 87,299        87,916
Other Long-Term Obligations                                             19,756        20,077

Shareholders' Equity:
   Preferred Stock:
      Class A, Series 1, $1 stated value,
         authorized 100,000 shares, outstanding:  None                      --            --
      Class B, authorized 2,500,000 shares, outstanding:  None              --            --
   Common Stock, $1 par value, authorized 20,000,000
      shares, issued:  9,471,538                                         9,472         9,472
   Capital surplus                                                       4,196         4,196
   Retained earnings                                                   166,068       166,574
   Accumulated other comprehensive income                               (1,856)       (1,699)
   Common Stock in treasury, at cost: 796,173 and 795,856              (15,134)      (15,131)
                                                                      --------      --------
                                                                       162,746       163,412
                                                                      --------      --------
Total Liabilities and Shareholders' Equity                            $315,349      $319,595
                                                                      ========      ========

CONSOLIDATED STATEMENTS OF CASH FLOWS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)

                                                                       First Quarter Ended
                                                                   ---------------------------
                                                                   April 29, 2000  May 1, 1999
                                                                   --------------  -----------
Cash Flows from Operating Activities:
   Net income                                                          $ 1,577       $ 2,491
   Non-cash items included in net income:
      Depreciation                                                       3,309         3,225
      Amortization of acquisition costs                                    602           810
   Change in working capital components,
      net of businesses acquired/disposed of:                           (1,201)       (3,638)
   Other, net                                                              759          (612)
                                                                       -------       -------
      Net cash provided by operating activities                          5,046         2,276
                                                                       -------       -------

Cash Flows from Investing Activities:
   Expenditures for property and equipment, net                         (2,146)       (1,331)
   Cost of businesses acquired                                               -          (143)
   Disposals of businesses and property                                  1,874         3,741
                                                                       -------       -------
      Net cash (used in) provided by investing activities                 (272)        2,267
                                                                       -------       -------


Cash Flows from Financing Activities:
   Long-term debt repayments                                              (741)       (3,429)
   Dividends paid                                                       (2,082)       (2,081)
   Other, net                                                             (161)           79
                                                                       -------       -------
      Net cash used in financing activities                             (2,984)       (5,431)
                                                                       -------       -------


Net increase (decrease) in cash and
   short-term investments                                                1,790          (888)
Balance at beginning of year                                            15,651         6,876
                                                                       -------       -------
Balance at end of period                                               $17,441       $ 5,988
                                                                       =======       =======


Supplemental cash flow information:
   Income taxes paid                                                   $ 1,217       $   172
   Interest paid                                                       $   769       $ 1,408

BUSINESS SEGMENT INFORMATION
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)

                                                                       First Quarter Ended
                                                                   ---------------------------
                                                                   April 29, 2000  May 1, 1999
                                                                   --------------  -----------
Sales and textile service revenues:
   Textile Services                                                   $ 60,691       $ 64,523
   Manufacturing and Marketing                                          34,943         40,541
   Retail Sales                                                         23,291         22,137
   Intersegment sales                                                   (6,766)        (6,069)
                                                                      --------       --------
                                                                      $112,159       $121,132
                                                                      ========       ========


Earnings:
   Textile Services                                                   $  4,356       $  5,107
   Manufacturing and Marketing                                           1,196          1,795
   Retail Sales                                                            543            884
   Interest, corporate expenses and other, net                          (3,592)        (3,769)
                                                                      --------       --------
                                                                      $  2,503       $  4,017
                                                                      ========       ========


SUMMARY FINANCIAL POSITION DATA
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands, except ratios, shares and per share amounts)

                                                                      First Quarter Ended
                                                                  ---------------------------
                                                                  April 29, 2000  May 1, 1999
                                                                  --------------  -----------
   Working capital                                                  $  144,237     $  141,469
   Current ratio                                                      4.2 to 1       4.0 to 1
   Long-term debt                                                   $   87,299     $   90,184
   Shareholders' equity                                             $  162,746     $  166,748
   Percent long-term debt to debt and equity                              34.9%          35.1%
   Equity per common share                                          $    18.76     $    19.23
   Common shares outstanding                                         8,675,365      8,669,848

PART II.  OTHER INFORMATION

   Item 6. Exhibit and Reports on Form 8-K
   ---------------------------------------

   (a)  See Exhibit Index included herein on pages 7-10.

   (b)  Reports on Form 8-K - A report on Form 8-K was filed on April 28,
        2000, announcing in a press release the reduction of the quarterly dividend to $.08 per share from $.24 per share, effective with the July 1 dividend, and the authorization by the Board of Directors of a stock repurchase program of up to 2,000,000 shares during the next three years.


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


                                 Angelica Corporation
                                 --------------------
                                 (Registrant)



Date:  June 7, 2000              /s/ T. M. Armstrong
                                 --------------------------------------
                                 T. M. Armstrong
                                 Senior Vice President -
                                 Finance and Administration
                                 Chief Financial Officer
                                 (Principal Financial Officer)




                                 /s/ James W. Shaffer
                                 --------------------------------------
                                 James W. Shaffer
                                 Vice President and Treasurer
                                 (Principal Accounting Officer)

EXHIBIT INDEX
-------------

Exhibit
Number   Exhibit
------   -------

[FN]
            <F*>Asterisk indicates exhibits filed herewith.
            <F**>Incorporated by reference from the document listed.

3.1 Restated Articles of Incorporation of the Company, as currently in effect. Filed as Exhibit 3.1 to the Form 10-K for the fiscal year ended January 26, 1991.<F**>

3.2 Current By-Laws of the Company, as last amended February 29, 2000. Filed as Exhibit 3.2 to Form 10-K for the fiscal year ended January 29, 2000.<F**>

4.1 Shareholder Rights Plan dated August 25, 1998. Filed as Exhibit 1 to Registration Statement on Form 8-A on August 28, 1998.<F**>

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

10.1 Angelica Corporation 1994 Performance Plan (as amended 1/31/95). Filed as Exhibit 10.1 to the Form 10-K for fiscal year ended January 28, 1995.<F**>

10.2 Form of Participation Agreement for the Angelica Corporation Management Retention and Incentive Plan (filed as Exhibit 10.3 to the Form 10-K for fiscal year ended

         1/30/93 and incorporated herein by reference) with revised schedule setting out executive officers covered under such agreements and the "Benefit Multiple" listed for each.<F**>

10.3     Angelica Corporation Stock Option Plan (As amended November 29,
         1994). Filed as Exhibit 10.7 to the Form 10-K for fiscal year ended January 28, 1995.<F**>

10.4 Angelica Corporation Stock Award Plan. Filed as Exhibit 10 to the Form 10-K for fiscal year ended February 1, 1992.<F**>

10.5 Angelica Corporation Retirement Savings Plan, as amended and restated. Filed as Exhibit 19.3 to the Form 10-K for fiscal year ended January 27, 1990, incorporating all amendments thereto through the date of this filing.<F**>

10.6 Supplemental Plan. Filed as Exhibit 19.10 to the Form 10-K for fiscal year ended January 27, 1990, incorporating all amendments thereto through the date of this filing. The last amendment thereto was filed as Exhibit 10.31 to Form 10-K for fiscal year ended January 25, 1997.<F**>

10.7 Deferred Compensation Option Plan for Selected Management Employees. Filed as Exhibit 19.9 to the Form 10-K for fiscal year ended January 26, 1991, incorporating all amendments thereto through the date of this filing. The last amendment thereto was filed as Exhibit 10.34 to Form 10-K for fiscal year ended January 25, 1997.<F**>

10.8     Deferred Compensation Option Plan for Directors. Filed as
         Exhibit 19.8 to the Form 10-K for fiscal year ended January 26, 1991, incorporating all amendments thereto through the date of this filing.<F**>

10.9     Supplemental and Deferred Compensation Trust. Filed as Exhibit
         19.5 to the Form 10-K for fiscal year ended February 1, 1992.<F**>

10.10 Management Retention Trust. Filed as Exhibit 19.4 to the Form 10-K for fiscal year ended February 1, 1992.<F**>

10.11    Performance Shares Plan for Selected Senior Management
         (restated). Filed as Exhibit 19.3 to the Form 10-K for fiscal year ended January 26, 1991.<F**>

10.12    Management Retention and Incentive Plan (restated). Filed as
         Exhibit 19.1 to the Form 10-K for fiscal year ended January 26, 1991.<F**>

10.13 Non-Employee Directors Stock Plan. Filed as Exhibit 10.3 to the Form 10-K for fiscal year ended January 27, 1990, incorporating all amendments thereto through the date of this filing.<F**>

10.14 Restated Deferred Compensation Plan for Non-Employee Directors. Filed as Exhibit 10 (v) to the Form 10-K for fiscal year ended January 28, 1984, incorporating all amendments thereto through the date of this filing. The last amendment thereto was filed as
         Exhibit 10.25 to Form 10-K for the fiscal year ended January
         28, 1995.<F**>

10.15 Restated Angelica Corporation Stock Bonus and Incentive Plan (Incorporating Amendments Adopted Through August 1, 1999). Filed as Exhibit 10.16 to Form 10-K for the fiscal year ended January 29, 2000.<F**>

10.16    Angelica Corporation Pension Plan as Amended and Restated.
         Filed as Exhibit 19.7 to the Form 10-K for fiscal year ended January 26, 1991, incorporating all amendments thereto through the date of this filing. The last amendment thereto was filed as
         Exhibit 10.23 to Form 10-Q for fiscal quarter ended July 27,
         1996.<F**>

10.17 Angelica Corporation 1994 Non-Employee Directors Stock Plan. Filed as Appendix A of the Company's Proxy Statement for the Annual Meeting of Shareholders held on May 23, 1995 and incorporating all amendments thereto through the date of this filing. The last amendment thereto was filed as Exhibit 10.35 to Form 10-K for fiscal year ended January 31, 1998.<F**>

10.18 Specimen form of Stock Option Agreement under the Angelica Corporation Stock Option Plan. Filed as Exhibit 10.20 to the Form 10-K for fiscal year ended January 27, 1996.<F**>

10.19 Form of Stock Option Agreement under the Angelica Corporation 1994 Performance Plan (filed as Exhibit 10.21 to Form 10-K for fiscal year ended January 27, 1996) with one of the Company's executive officers, together with schedule identifying the officer and setting forth the material details in which the agreement differs from the form of agreement that is filed. Filed as Exhibit 10.21 to the Form 10-K for fiscal year ended January 25, 1997.<F**>

10.20 Specimen form of Stock Option Agreement under the Angelica Corporation 1999 Performance Plan. Filed as Exhibit 10.21 to Form 10-K for the fiscal year ended January 29, 2000.<F**>

10.21 Form of Indemnification Agreement between the Company and each of its directors and executive officers (filed as Exhibit 10.22 to Form 10-K for fiscal year ended January 30, 1999), with a schedule identifying the directors and current executive officers executing such agreements.<F**>

10.22    Employment Agreement between the Company and Theodore M.
         Armstrong, dated January 1, 2000. Filed as Exhibit 10.23 to Form 10-K for the fiscal year ended January 29, 2000.<F**>

10.23 Employment Agreement between the Company and Don W. Hubble, dated December 12, 1997. Filed as Exhibit 10.30 to the Form 10-K for fiscal year ended January 31, 1998.<F**>

10.24 Retirement Benefit Agreement between the Company and Don W. Hubble dated January 1, 1998. Filed as Exhibit 10.31 to the Form 10-K for fiscal year ended January 31, 1998.<F**>

10.25    Non-Qualified Stock Option Agreement between the Company and Don
         W. Hubble dated January 2, 1998. Filed as Exhibit 10.32 to the Form 10-K for fiscal year ended January 31, 1998.<F**>

10.26 Description of restricted stock granted to Don W. Hubble effective January 2, 1998. Filed as Exhibit 10.33 to the Form 10-K for fiscal year ended January 31, 1998.<F**>

10.27 Employment Agreement between the Company and Charles D. Molloy, Jr., dated October 1, 1999. Filed as Exhibit 10.29 to the Form 10-Q for fiscal quarter ended October 30, 1999.<F**>

10.28 Employment Agreement between the Company and Steven L. Frey, dated March 1, 1999. Filed as Exhibit 10.34 to the Form 10-K for fiscal year ended January 30, 1999.<F**>

10.29 Angelica Corporation 1999 Performance Plan. Filed as Appendix A of the Company's Proxy Statement for the Annual Meeting of Shareholders held May 25, 1999.<F**>

10.30 Employment Agreement between the Company and Denis R. Raab, dated August 23, 1999. Filed as Exhibit 10.32 to the Form 10-Q for fiscal quarter ended October 30, 1999.<F**>

10.31 Employment Agreement between the Company and Daniel J. Westrich, dated October 1, 1999. Filed as Exhibit 10.33 to the Form 10-Q for fiscal quarter ended October 30, 1999.<F**>

10.32 Employment Agreement between the Company and James W. Shaffer, dated October 1, 1999. Filed as Exhibit 10.34 to the Form 10-Q for fiscal quarter ended October 30, 1999.<F**>

10.33 Employment Agreement between the Company and Edward P. Ryan, dated November 5, 1999.<F*>

27       Financial Data Schedule<F*>