Form 10-Q
period 2000-07-29
ANGELICA CORP /NEW/
filed 2000-09-06
CIK 6571

=============================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarter Ended                              Commission File
    July 29, 2000                                   Number 1-5674


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



           ------------------------------------------------------
             Former name, former address and former fiscal year
                        if changed since last report

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

The number of shares outstanding of Registrant's Common Stock, par value $1.00 per share, at September 1, 2000 was 8,637,268 shares.

=============================================================================

                    ANGELICA CORPORATION AND SUBSIDIARIES

           INDEX TO FINANCIAL STATEMENTS AND SUPPORTING SCHEDULES

                FOR JULY 29, 2000 FORM 10-Q QUARTERLY REPORT






                                                   Page Number Reference
                                                   ---------------------

                                                             Quarterly Report
                                                                    to
                                               Form 10-Q       Shareholders
                                               ---------       ------------

PART I.   FINANCIAL INFORMATION:

   Consolidated Statements of Income -
      Second Quarter and First Half Ended
         July 29, 2000 and July 31, 1999                             3

   Consolidated Balance Sheets -
      July 29, 2000 and January 29, 2000                             4

   Consolidated Statements of Cash Flows -
      First Half Ended July 29, 2000
         and July 31, 1999                                           5

   Notes to Consolidated Financial
      Statements                                   2

   Management's Discussion and Analysis
      of Operations and Financial Condition       3-4

   Exhibit A - Quarterly Report to
      Shareholders                                 5


PART II.  OTHER INFORMATION                      6-11

                 ANGELICA CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      QUARTER ENDED JULY 29, 2000



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

(2)  See Index to Financial Statements and Supporting Schedules on page
     1. Those pages of the Angelica Corporation and Subsidiaries Quarterly Report to Shareholders for the quarter ended July 29, 2000, listed in such index are incorporated herein by reference. The pages of the Quarterly Report to Shareholders which are not listed on the index and therefore not incorporated herein by reference are furnished for the information of the Commission but are not to be deemed "filed" as a part of this report. The Quarterly Report to Shareholders referred to herein is located immediately following page 5 of this report.

(3) For purposes of the Consolidated Statements of Cash Flows, the Company considers short-term, highly liquid investments which are readily convertible into cash, as cash equivalents.

                 ANGELICA CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

                        AND FINANCIAL CONDITION

                      QUARTER ENDED JULY 29, 2000

Analysis of Operations
----------------------

Combined sales and textile service revenues decreased 2.6 percent in the second quarter ended July 29, 2000, and were down 5.1 percent in the first half of the year compared with prior year periods. Textile Services segment revenues decreased 1.4 percent and 3.8 percent for the second quarter and first half periods, respectively, primarily due to the lingering effects of the higher than normal loss of existing customers in the prior year as well as the closing of underperforming plants. Earnings of this segment increased 30.2 percent in the second quarter and 1.8 percent in the first half as a result of better management of linen costs, some productivity improvements from installation of labor saving equipment, and the closing of underperforming operations. Sales of the Manufacturing and Marketing segment decreased 5.1 percent in the second quarter and 9.5 percent in the first half compared with the same periods last year due to the lower level of large customer rollout programs in this year's first half. Second quarter earnings increased 9.8 percent, aided by better gross margins from non-domestic contract sourcing in the U.S. operations, and a strong quarter for the Canadian operations. Earnings in the first half decreased 11.3 percent primarily due to the decline in revenues. Life Retail Stores had a 0.5 percent increase in second quarter sales, as a result of a 3.8 percent same-store sales increase, offset by having 20 fewer stores than last year. Earnings decreased 78.4 percent, as the sales increase was insufficient to overcome normal cost increases.

Selling, general and administrative expenses increased 1.4 percent in the second quarter compared with the same period last year. These expenses increased as a percent of combined sales and textile service revenues from 23.9 percent to 24.9 percent in the second quarter. The declines in sales and revenues in the Manufacturing and Marketing and Textile Services segments and the planned increases in sales efforts in the Textile Services segment have contributed to this increase. Second quarter consolidated results also benefited from lower interest expense as a result of lower debt balances and increased interest income.


Financial Condition
-------------------

The Company had working capital of $146,174,000 and a current ratio of
4.0 to 1 at July 29, 2000, compared with $142,112,000 and 4.0 to 1 a year ago and up from $141,122,000 and 3.9 to 1 at the beginning of the year. The ratio of long-term debt to debt-plus-equity was 34.5 percent at the close of the quarter, down from 34.9 percent a year ago and 35.0 percent at the beginning of the year.

Operating activities provided a total cash flow of $9,974,000 in the first half compared with $12,299,000 in the first half last year, with the decrease primarily due to increases in inventories at the Manufacturing and Marketing segment for large program rollouts scheduled to begin in the second half of the fiscal year and at the Life Store segment to support the entry into the catalogue and e-commerce markets in September. Cash used in investing activities was

$2,050,000 compared with cash provided a year ago of $496,000. The difference is due to increased capital expenditures of $1,000,000 in the current year first half, primarily for labor saving equipment in the Textile Services segment, and a decrease in disposals of businesses and property of $1,853,000. Cash flows used in financing activities reflect normal sinking fund payments of long-term debt and the payment of dividends. No material change in the Company's future aggregate cash requirements is foreseen at the present time.

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

                                                                  EXHIBIT A

    TEXTILE SERVICES   IMAGE APPAREL   INNOVATION VALUE

                                          Angelica Corporation
                                          424 South Woods Mill Road
[Angelica logo]                           Chesterfield, Missouri 63017-3406
                                          Tel: 314.854.3800
                                          Fax: 314.854.3890


                                                            August 17, 2000

Dear Shareholder:

Second quarter earnings of $.21 per share are measurably better than for the second quarter last year at $.15 per share. While this 40 percent increase is encouraging, we believe we can still do better. Our turnaround is clearly progressing, but not as rapidly as we would like. We are continuing to focus on adding profitable new business and retaining those accounts that are adding value to Angelica, and we look for further improvement in our results.

Combined sales and textile service revenues decreased 2.6 percent to $112,739,000 in this year's second quarter compared with $115,788,000 last year. Pretax income was $2,868,000 in the quarter compared with $2,090,000 last year. Net income increased 39.5 percent to $1,807,000 from $1,295,000 in the comparable prior period. For the first half of this year, combined sales and textile service revenues were $224,898,000 compared with $236,920,000 in last year's first half, a decrease of 5.1 percent. Pretax income of $5,371,000 compared with $6,107,000 in the prior year's first half, and net income was $3,384,000 versus $3,786,000 in the same period last year. Earnings per share in the first half this year were $.39 compared with $.44 last year, a decrease of 11.4 percent.

Revenues in the Textile Services segment in the second quarter were $59,920,000 or 1.4 percent lower than revenues of $60,790,000 last year. Operating earnings, however, increased 30.2 percent in this year's second quarter compared with the year ago period, rising to $3,868,000 from $2,971,000. The operating earnings increase resulted from better management of linen costs, closing of underperforming operations earlier in the year, and some improvement in productivity as a result of installation of labor-saving equipment at many of our plants.

The Manufacturing and Marketing segment's sales for the second quarter were $37,777,000 compared with $39,809,000 or 5.1 percent below last year. However, second quarter sales exceeded sales in the first quarter this year by 8.1 percent, so we are moving in the right direction. Core business is increasing, modestly, but we have yet to experience much of the impact of the large rollout programs planned for the year. We expect to achieve sales increases in the third quarter and strong sales increases in the fourth quarter compared to the preceding year from the rollouts. Second quarter operating earnings of $2,055,000 were 9.8 percent above last year's level of $1,872,000 and up significantly from the first quarter of this year. The Sally Fourmy division in Canada had excellent second quarter results, contributing handsomely to the operating earnings of this segment for the quarter. Margins also continued to improve as a result of more optimal sourcing of our products.

In the second quarter, Life Retail Stores had a same-store sales increase of 3.8 percent. Although lower than the 7.7 percent increase achieved in the first quarter this year, this is the sixth quarter in a row where same-store sales have increased. We believe the second quarter was affected by recent weakness in the retail sector overall. Further, due to fewer stores in operation this year resulting from more aggressive practices in closing underperforming stores, sales for this segment increased only 0.5 percent to $21,355,000 from $21,244,000 in the comparable quarter of last year. We will be opening thirteen new stores in the last half of the year, and these will provide additional revenue as they open. Our first major catalogue will be mailed in September, and our internet distribution channel will be brought on-line simultaneously. We estimate that 25 percent of the purchases of healthcare apparel by nurses and other healthcare professionals are done in these two distribution channels. With Life's 288-store network plus a catalogue and e-commerce offering, we will be accessing the full market potential for the first time and are expecting sizable sales increases.

Interest expense declined 4.2 percent in the second quarter versus last year, reflecting lower debt, and results also benefited from increased interest income on cash balances. Cash flow remained strong in the quarter, and we ended the period with a cash balance of $18,435,000. We have taken the first step in our announced program to repurchase 2,000,000 shares of our stock over the next three years by purchasing 50,600 shares in the second quarter. We plan to purchase additional shares in the remainder of this fiscal year, keeping in mind that we do not want to trigger the requirement to repay long-term debt at a penalty if net worth falls below $160,000,000.

It appears that some of the weakness in sales growth of Angelica Image Apparel, the U.S. operations of the Manufacturing and Marketing segment, resulted from the strategic alternatives process that we experienced in the second half of last fiscal year. Fortunately, our improved gross margins achieved through more effective sourcing have helped us overcome some of the negative factors of weak top-line growth. As mentioned above, forecasted sales growth for the third and fourth quarters in this segment is encouraging. The combining of the two Canadian operations will be completed in the third quarter, which will reduce our costs there as well as improve our sales and marketing effectiveness.

We are continuing to reinvest aggressively at Textile Services to improve productivity. Entry level labor continues to be very difficult to attract, and we simply must reduce labor dependency to reduce costs and provide more stability. Certainly our renewed focus on the customer has helped to add new business, as more new business was added this July than in any month in our history. We are also committed to continue our efforts to demonstrate to large hospitals that it is in their financial interests to outsource their linen processing and linen management needs to us.

We believe that Life Retail will improve sales and earnings in the future as a consequence of offering value to our customers in the three distinct marketing channels of retail stores, catalogues and e-commerce. Life is already able to offer better value through more astute purchasing practices which have been developed over the last year.

In summary, we are pleased to report an increase in earnings for the quarter, but displeased that the percentage increase was not higher. We also know we must achieve revenue increases in each of our segments in order to add the value that we want for the shareholder. The final two quarters of this year should show very favorable comparisons to prior year quarters, partly because those were weak quarters and partly because we expect our performance to continue improving. Our goal is to add value to the shareholder through effective and efficient management of our three business segments.

Respectfully submitted,


/s/ Don W. Hubble

Don W. Hubble
Chairman, President and
Chief Executive Officer

CONSOLIDATED STATEMENTS OF INCOME
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands, except per share amounts)

                                                        Second Quarter Ended           First Half Ended
                                                      ------------------------      -----------------------
                                                       July 29,       July 31,       July 29,      July 31,
                                                         2000           1999           2000          1999
                                                      ---------      ---------      ---------     ---------
Textile service revenues                              $  59,920      $  60,790      $ 120,611     $ 125,313
Net sales                                                52,819         54,998        104,287       111,607
                                                      ---------      ---------      ---------     ---------
                                                        112,739        115,788        224,898       236,920
                                                      ---------      ---------      ---------     ---------

Cost of textile services                                 47,947         49,018         95,816        99,889
Cost of goods sold                                       31,882         34,590         62,692        69,946
                                                      ---------      ---------      ---------     ---------
                                                         79,829         83,608        158,508       169,835
                                                      ---------      ---------      ---------     ---------

Gross profit                                             32,910         32,180         66,390        67,085
                                                      ---------      ---------      ---------     ---------

Selling, general and
   administrative expenses                               28,028         27,630         56,756        55,866
Interest expense                                          2,069          2,161          4,161         4,332
Other (income) expense, net                                 (55)           299            102           780
                                                      ---------      ---------      ---------     ---------
                                                         30,042         30,090         61,019        60,978
                                                      ---------      ---------      ---------     ---------

Income before income taxes                                2,868          2,090          5,371         6,107
Provision for income taxes                                1,061            795          1,987         2,321
                                                      ---------      ---------      ---------     ---------
Net income                                            $   1,807      $   1,295      $   3,384     $   3,786
                                                      =========      =========      =========     =========


Basic and diluted earnings per share <F*>             $    0.21      $    0.15      $    0.39     $    0.44
                                                      =========      =========      =========     =========


Dividends per common share                            $    0.08      $    0.24      $    0.32     $    0.48
                                                      =========      =========      =========     =========


Comprehensive income consisting of net income and foreign currency translation adjustments, totaled $1,820 and $1,142 for the quarters ended July 29, 2000 and July 31, 1999, respectively; and $3,240 and $4,178 for the first halves ended July 29, 2000 and July 31, 1999, respectively.

Certain amounts in the prior year have been reclassified to conform to current year presentation.

[FN]
<F*> Based upon weighted average number of common and common equivalent shares outstanding of 8,710,485 and 8,693,718 for fiscal periods of 2001 and 2000, respectively.

CONSOLIDATED BALANCE SHEETS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)

                                                                      July 29,     January 29,
                                                                        2000          2000
                                                                      --------     -----------
ASSETS
------
Current Assets:
   Cash and short-term investments                                    $ 18,435      $ 15,651
   Receivables, less reserve of $3,467 and $2,792                       55,644        55,700
   Inventories:
     Raw material                                                       24,746        20,377
     Work in progress                                                    3,688         4,446
     Finished goods                                                     54,948        55,182
                                                                      --------      --------
                                                                        83,382        80,005

   Linens in service                                                    30,916        33,075
   Prepaid expenses                                                      3,904         4,423
   Income taxes                                                          2,588           458
                                                                      --------      --------
     Total Current Assets                                              194,869       189,312
                                                                      --------      --------

Property and Equipment                                                 209,333       210,308
Less -- reserve for depreciation                                       121,677       118,121
                                                                      --------      --------
                                                                        87,656        92,187
                                                                      --------      --------

Goodwill                                                                 5,553         5,765
Other acquired assets                                                    3,592         4,575
Cash surrender value of life insurance                                  21,469        20,954
Miscellaneous                                                            5,211         6,802
                                                                      --------      --------
                                                                        35,825        38,096
                                                                      --------      --------
Total Assets                                                          $318,350      $319,595
                                                                      ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Current maturities of long-term debt                               $  2,790      $  3,026
   Accounts payable                                                     23,618        23,535
   Accrued expenses                                                     22,287        21,629
                                                                      --------      --------
     Total Current Liabilities                                          48,695        48,190
                                                                      --------      --------

Long-Term Debt, less current maturities                                 86,287        87,916
Other Long-Term Obligations                                             19,847        20,077

Shareholders' Equity:
   Preferred Stock:
     Class A, Series 1, $1 stated value,
       authorized 100,000 shares, outstanding:  None                        --            --
     Class B, authorized 2,500,000 shares, outstanding:  None               --            --
   Common stock, $1 par value, authorized 20,000,000
     shares, issued: 9,471,538                                           9,472         9,472
   Capital surplus                                                       4,196         4,196
   Retained earnings                                                   166,884       166,574
   Accumulated other comprehensive income                               (1,842)       (1,699)
   Common Stock in treasury, at cost: 833,481 and 795,856              (15,189)      (15,131)
                                                                      --------      --------
                                                                       163,521       163,412
                                                                      --------      --------
   Total Liabilities and Shareholders' Equity                         $318,350      $319,595
                                                                      ========      ========

CONSOLIDATED STATEMENTS OF CASH FLOWS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)

                                                                           First Half Ended
                                                                    -------------------------------
                                                                    July 29, 2000     July 31, 1999
                                                                    -------------     -------------
Cash Flows from Operating Activities:
   Net income                                                          $ 3,384          $ 3,786
   Non-cash items included in net income:
     Depreciation                                                        6,581            6,727
     Amortization of acquisition costs                                   1,195            1,604
   Change in working capital components,
     net of businesses acquired/disposed of                             (2,032)             765
   Other, net                                                              846             (583)
                                                                       -------          -------
     Net cash provided by operating activities                           9,974           12,299
                                                                       -------          -------


Cash Flows from Investing Activities:
   Expenditures for property and equipment, net                         (3,938)          (2,937)
   Cost of businesses acquired                                               -             (308)
   Disposals of businesses and property                                  1,888            3,741
                                                                       -------          -------
     Net cash (used in) provided by investing activities                (2,050)             496
                                                                       -------          -------


Cash Flows from Financing Activities:
   Long-term debt repayments                                            (1,865)          (4,561)
   Dividends paid                                                       (2,778)          (4,164)
   Repurchase of stock                                                    (416)            (360)
   Other, net                                                              (81)             388
                                                                       -------          -------
     Net cash used in financing activities                              (5,140)          (8,697)
                                                                       -------          -------


Net increase in cash and short-term investments                          2,784            4,098
Balance at beginning of year                                            15,651            6,876
                                                                       -------          -------
Balance at end of period                                               $18,435          $10,974
                                                                       =======          =======


Supplemental cash flow information:
   Income taxes paid                                                   $ 3,318          $   445
   Interest paid                                                       $ 3,667          $ 4,453

BUSINESS SEGMENT INFORMATION
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)

                                                                          Second Quarter Ended           First Half Ended
                                                                       -------------------------     ------------------------
                                                                         July 29,       July 31,       July 29,      July 31,
                                                                           2000           1999           2000          1999
                                                                       ----------     ----------     ----------    ----------
Sales and textile service revenues:
   Textile Services                                                    $   59,920     $   60,790     $  120,611    $  125,313
   Manufacturing and Marketing                                             37,777         39,809         72,720        80,350
   Retail Sales                                                            21,355         21,244         44,646        43,381
   Intersegment sales                                                      (6,313)        (6,055)       (13,079)      (12,124)
                                                                       ----------     ----------     ----------    ----------
                                                                       $  112,739     $  115,788     $  224,898    $  236,920
                                                                       ==========     ==========     ==========    ==========


Earnings:
   Textile Services                                                    $    3,868     $    2,971     $    8,224    $    8,078
   Manufacturing and Marketing                                              2,055          1,872          3,251         3,667
   Retail Sales                                                               146            677            689         1,561
   Interest, corporate expenses and other, net                             (3,201)        (3,430)        (6,793)       (7,199)
                                                                       ----------     ----------     ----------    ----------
                                                                       $    2,868     $    2,090     $    5,371    $    6,107
                                                                       ==========     ==========     ==========    ==========


SUMMARY FINANCIAL POSITION DATA
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands, except ratios, shares and per share amounts)

                                                                           First Half Ended
                                                                       -------------------------
                                                                        July 29,       July 31,
                                                                          2000           1999
                                                                       ----------     ----------
   Working capital                                                     $  146,174     $  142,112
   Current ratio                                                         4.0 to 1       4.0 to 1
   Long-term debt                                                      $   86,287     $   89,052
   Shareholders' equity                                                $  163,521     $  165,909
   Percent long-term debt to debt and equity                                34.5%          34.9%
   Equity per common share                                             $    18.93     $    19.12
   Common shares outstanding                                            8,638,057      8,676,334

PART II.  OTHER INFORMATION


     Item 4.  Results of Votes of Security Holders
     ---------------------------------------------

     At the Annual Meeting of Shareholders held on May 23, 2000, the only matter submitted to a vote of shareholders was the election of Directors.

     The following directors were elected, each to hold office until the Annual Meeting to be held in 2003, or until a successor is elected and has qualified or until his or her earlier death, resignation or removal. Votes were cast as follows:

                                            Votes            Votes
            Name                            "For"          "Withheld"
            ----                            -----          ----------
            David A. Abrahamson           7,432,427         370,920

            William P. Stiritz            7,424,277         379,070


     The following directors are continuing current terms expiring at the 2001 Annual Meeting: Susan S. Elliott, Don W. Hubble and H. Edwin Trusheim. The following directors are continuing current terms expiring at the 2002 Annual Meeting: Earle H. Harbison, Jr., Charles W. Mueller and Dr. William A. Peck.

     Brokers were permitted to vote on the election of directors in the absence of instructions from street-name holders; therefore, broker non-votes did not occur in those matters.

     Item 6. Exhibit and Reports on Form 8-K
     ---------------------------------------

     (a)  See Exhibit Index included herein on pages 8-11.

     (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the second quarter ended July 29, 2000.


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


                                             Angelica Corporation
                                             --------------------
                                             (Registrant)



     Date:  September 6, 2000                /s/ T. M. Armstrong
                                             --------------------------------
                                             T. M. Armstrong
                                             Senior Vice President -
                                             Finance and Administration
                                             Chief Financial Officer
                                             (Principal Financial Officer)




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

10.32 Employment Agreement between the Company and James W. Shaffer, dated October 1, 1999. Filed as Exhibit 10.34 to the Form 10-Q for fiscal quarter ended October 30, 1999.<F**>

10.33 Employment Agreement between the Company and Edward P. Ryan, dated November 5, 1999. Filed as Exhibit 10.33 to the Form 10-Q for fiscal quarter ended April 29, 2000.<F**>

27      Financial Data Schedule<F*>