Form 10-Q
period 2000-10-28
ANGELICA CORP /NEW/
filed 2000-12-06
CIK 6571

============================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


        For The Quarter Ended                       Commission File
          October 28, 2000                           Number 1-5674


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

The number of shares outstanding of Registrant's Common Stock, par value $1.00 per share, at December 1, 2000 was 8,582,268 shares.


============================================================================

                    ANGELICA CORPORATION AND SUBSIDIARIES

           INDEX TO FINANCIAL STATEMENTS AND SUPPORTING SCHEDULES

               FOR OCTOBER 28, 2000 FORM 10-Q QUARTERLY REPORT





                                                                             Page Number Reference
                                                                             ---------------------

                                                                                               Quarterly Report
                                                                                                      to
                                                                   Form 10-Q                     Shareholders
                                                                   ---------                     ------------
PART I.   FINANCIAL INFORMATION:

    Consolidated Statements of Income -
       Third Quarter and Three Quarters Ended
         October 28, 2000 and October 30, 1999                                                         3

    Consolidated Balance Sheets -
       October 28, 2000 and January 29, 2000                                                           4

    Consolidated Statements of Cash Flows -
       Three Quarters Ended October 28, 2000
         and October 30, 1999                                                                          5

    Notes to Consolidated Financial
       Statements                                                      2

    Management's Discussion and Analysis
       of Operations and Financial Condition                         3-4

    Exhibit A - Quarterly Report to
       Shareholders                                                    5


PART II.  OTHER INFORMATION                                          6-10

                    ANGELICA CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       QUARTER ENDED OCTOBER 28, 2000



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

(2) See Index to Financial Statements and Supporting Schedules on page 1. Those pages of the Angelica Corporation and Subsidiaries Quarterly Report to Shareholders for the quarter ended October 28, 2000, listed in such index are incorporated herein by reference. The pages of the Quarterly Report to Shareholders which are not listed on the index and therefore not incorporated herein by reference are furnished for the information of the Commission but are not to be deemed "filed" as a part of this report. The Quarterly Report to Shareholders referred to herein is located immediately following page 4 of this report.

(3) For purposes of the Consolidated Statements of Cash Flows, the Company considers short-term, highly liquid investments which are readily convertible into cash, as cash equivalents.

                 ANGELICA CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

                        AND FINANCIAL CONDITION

                     QUARTER ENDED OCTOBER 28, 2000

Analysis of Operations
----------------------

Combined sales and textile service revenues increased 0.3 percent in the third quarter ended October 28, 2000, but were down 3.3 percent in the first three quarters of the year compared with prior year periods. This is the first quarterly sales increase since the first quarter of fiscal 1999. Consolidated net income increased 205.8 percent and 21.2 percent for the third quarter and first three quarters, respectively. Textile Services segment revenues increased 1.7 percent in the third quarter, the first quarterly revenue increase in nearly three years, as investments made to revitalize the sales and marketing effort are generating new business additions ahead of last year's pace. Earnings of this segment increased 88.5 percent in the third quarter and 16.6 percent in the first three quarters as a result of better management of linen costs and productivity improvements from installation of labor-saving equipment, offset in part by sharply higher energy costs. Sales of the Manufacturing and Marketing segment decreased 1.5 percent in the third quarter and 6.9 percent in the first three quarters compared with the same periods last year due largely to the lower level of large customer rollout programs this year to date. Third quarter and first three quarters earnings of this segment increased 28.8 percent and 0.6 percent, respectively, aided by improved gross margins from non-domestic contract sourcing in the U.S. operations, and another strong quarter for the recently combined Canadian operations. Life Retail Stores had a 2.1 percent increase in third quarter sales, as a result of a 4.5 percent same-store sales increase, offset by having 19 fewer stores than last year. During the third quarter, Life successfully entered the catalogue and e-commerce distribution channels. Earnings decreased 11.6 percent for the quarter and 34.8 percent for the first three quarters compared to prior year periods. The cost of entering the new distribution channels has negatively affected short-term earnings, and the sales increase of 2.6 percent in the first three quarters was insufficient to overcome increases in wages and other costs.

Selling, general and administrative expenses increased 4.8 percent in the third quarter compared with the same period last year. These expenses increased as a percent of combined sales and textile service revenues from 24.1 percent to 25.2 percent in the third quarter. The decline in sales in the Manufacturing and Marketing segment, the planned increases in sales efforts in the Textile Services segment and relocation of the Textile Services administrative offices contributed to this increase. Third quarter consolidated results continued to benefit from lower interest expense as a result of lower debt balances and from increased interest income due to higher cash balances.


Financial Condition
-------------------

The Company had working capital of $150,701,000 and a current ratio of
3.9 to 1 at October 28, 2000, compared with $142,504,000 and 3.9 to 1 a year ago and up from $141,122,000 and 3.9 to 1 at the beginning of the year. The ratio of long-term debt to debt-plus-equity was 34.4 percent at the close of the quarter, down from 35.1 percent a year ago and 35.0 percent at the beginning of the year.

Operating activities provided a total cash flow of $15,216,000 in the first three quarters compared with $20,201,000 in the first three quarters last year. This decrease is primarily due to increases in inventories at the Manufacturing and Marketing segment for large program rollouts scheduled for later in the fiscal year and at the Life Stores segment to support the entry into the catalogue and e-commerce markets. Cash used in investing activities was $1,879,000 compared with cash used a year ago of $2,118,000. Capital expenditures have increased $2,000,000 in the current year, primarily for labor-saving equipment in the Textile Services segment, offset by an increase in disposals of businesses and property of $1,733,000, reflecting the sale-leaseback of a divisional headquarters building in the third quarter. Cash flows used in financing activities reflect normal sinking fund payments of long-term debt, payment of dividends and repurchase of stock. Cash and short-term investments totaled $22,393,000 at October 28, 2000, up from $14,260,000 a year ago and $15,651,000 at the beginning of the year. No material change in the Company's future aggregate cash requirements is foreseen at the present time.

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


Forward-Looking Statements
--------------------------

Any forward-looking statements made in this document reflect the Company's current views with respect to future events and financial performance and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that may cause actual results to differ materially from those set forth in these statements. These potential risks and uncertainties include, but are not limited to, competitive and general economic conditions, the ability to retain current customers and to add new customers in competitive market environments, competitive pricing in the marketplace, delays in the shipment of orders, availability of labor at appropriate rates, availability and cost of energy and water supplies, availability of non-domestic image apparel contractors to manufacture and deliver at an appropriate cost and in a timely manner, the ability to attract and retain key personnel, unusual or unexpected cash needs for operations or capital transactions, and other factors which may be identified in the Company's filings with the Securities and Exchange Commission.

                                                                       EXHIBIT A

          TEXTILE SERVICES  IMAGE APPAREL  INNOVATION  VALUE

                                               Angelica Corporation
                                               424 South Woods Mill Road
                                               Chesterfield, Missouri 63017-3406
                                               Tel: 314-854-3800
Angelica [logo]                                Fax: 314-854-3890


                                                           November 16, 2000
Dear Shareholder:

Third quarter earnings of $.23 per share were measurably better than $.07 per share in the third quarter last year. We are encouraged by this increase but are disappointed that lower than expected Image Apparel sales and higher than expected energy and labor costs negatively affected our ability to improve quarterly results more substantially, given that last year's third quarter financial performance was very weak.

Third quarter combined sales and textile service revenues were $116,933,000, up 0.3 percent from $116,578,000 in last year's third quarter. This is the first quarterly sales increase, albeit small, in ten quarters. Pretax income increased substantially, $3,165,000 versus $1,051,000 in the same period last year, and third quarter net income of $1,994,000 compared with $652,000 last year. For the first three quarters of fiscal 2001, combined sales and textile service revenues were 3.3 percent lower at $341,831,000 compared with $353,497,000 in the same period last year. However, pretax income rose to $8,536,000 from $7,158,000 last year, and net income increased 21.2 percent to $5,378,000 compared with $4,438,000 in last year's first three quarters. Earnings per share for the three quarters were $.62 compared with $.51 in last year's first three quarters, an increase of
21.6 percent.

Revenues in the Textile Services segment in the third quarter were $61,159,000 or 1.7 percent higher than the $60,139,000 last year. The investments made to revitalize the sales and marketing effort are continuing to be effective, and the difficult decisions made last year to combat margin erosion which precipitated sales declines have proven to be the correct strategy. This is the first quarter in almost three years where revenues were higher than the comparable prior quarter. The annualized volume of new business signed in the first three quarters was more than double the losses of existing business in the same time period and nearly 40 percent higher than new business additions in the first three quarters last year. Operating earnings for the quarter increased 88.5 percent compared with the year ago period, rising to $3,133,000 from $1,662,000. This is despite extraordinary increases in electricity and natural gas costs which, for the most part, we are finding difficult to pass along to our customers due to contract conditions. (It should be noted that new contracts are being written keeping in mind the need to pass along uncontrollable cost increases.) Earnings continue to benefit from better management of linen costs and improved productivity from our investments in labor-saving equipment. With the improvements being experienced in results of the Textile Services segment, we are now prepared to consider selective acquisitions and internal expansion where appropriate. Product and service quality has improved throughout this segment. It is essential that we continue to increase operating margins in this business in order to be a positive partner with major hospitals and our many other customers for the future.

At Manufacturing and Marketing, our bookings are gradually increasing and the sales decline relative to the comparable prior year was lower in the third quarter than it had been in either the second or first quarter this year. Third quarter sales of $37,713,000 were 1.5 percent below prior year's sales of $38,274,000. Despite a lower cost position resulting from improved manufacturing and sourcing of our products, as well as improved customer service, it is taking longer than expected for us to regain market share. While we had expected large program rollouts to be a bigger factor in the third quarter, some have been delayed, and sales from these programs are expected to add to the top line in the fourth quarter this year and the first quarter next year. Third quarter earnings increased significantly, however, from $1,553,000 last year to $2,000,000 this year, an increase of
28.8 percent. In addition to improved margins due to better sourcing, earnings benefited from the recently combined two



      www.angelica-corp.com

Canadian operations of this segment having another excellent quarter. The quarter also marked a successful entry into the school uniform program this year, and we are planning to grow revenues in this important new market in fiscal 2002.

In the third quarter, sales of Life Retail Stores increased slightly to $24,876,000 from $24,372,000 in the same period last year. Life had a same-store sales increase of 4.5 percent in a relatively weak apparel retail environment. The month of October was the fourteenth month in a row where same-store sales have increased. We have 285 stores in operation compared to 304 stores this time last year, which had the effect of largely offsetting the same-store sales increase. Earnings of $1,248,000 for the third quarter were 11.6 percent below earnings of $1,411,000 in the third quarter last year, but dramatically higher than the $146,000 earned in the second quarter this year. During the third quarter, we successfully entered the catalogue and e-commerce distribution channels. We were especially pleased that these entries actually added to traffic in our stores. While short-term earnings are negatively affected by the cost of entering the catalogue and e-commerce distribution channels, long-term sales and earnings will benefit. Life Retail now offers quality, fashion healthcare apparel in four significant distribution channels: retail stores, on-the-job shopping events, catalogues and e-commerce. Life Retail has also reduced its cost of goods through astute purchasing and has increased margins, yet at the same time reduced prices for their customers. We are planning to open thirteen new stores over the next six months. Five of these will be in the Boston metropolitan area where we, and the marketplace, are under-represented in healthcare apparel retail stores. By entering new distribution channels, opening new stores, continuing growth in same-store sales and better cost management, this segment is expected to add more value in the future.

Third quarter consolidated earnings also benefited from interest income on higher cash balances as well as lower interest expense. Operating cash flow for the first three quarters was $15,216,000, and we ended the period with $22,393,000 cash on hand. Also during the quarter, we repurchased another 45,000 shares of our stock under the previously announced program authorizing the repurchase of up to 2,000,000 shares over three years. We have repurchased a total of 95,600 shares so far this year and expect to buy additional shares in the remainder of the year.

In summary, we are pleased to report an increase in earnings for the third quarter, following a similar impressive increase in the second quarter. We are confident that fiscal 2001 results will significantly exceed fiscal 2000 results, and we believe that we have the foundation for even better results next year. Our goal to add shareholder value is still enthusiastically held by all of the management teams and associates throughout your Company.

Respectfully submitted,


/s/ Don W. Hubble


Don W. Hubble
Chairman, President and
Chief Executive Officer

CONSOLIDATED STATEMENTS OF INCOME
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands, except per share amounts)


                                                 Third Quarter Ended            Three Quarters Ended
                                             ---------------------------     ---------------------------
                                             October 28,     October 30,     October 28,     October 30,
                                                2000            1999            2000            1999
                                             -----------     -----------     -----------     -----------
Textile service revenues                      $ 61,159        $ 60,139        $181,770        $185,453
Net sales                                       55,774          56,439         160,061         168,044
                                              --------        --------        --------        --------
                                               116,933         116,578         341,831         353,497
                                              --------        --------        --------        --------

Cost of textile services                        49,201          49,745         145,017         149,634
Cost of goods sold                              32,889          34,877          95,581         104,823
                                              --------        --------        --------        --------
                                                82,090          84,622         240,598         254,457
                                              --------        --------        --------        --------

Gross profit                                    34,843          31,956         101,233          99,040
                                              --------        --------        --------        --------

Selling, general and
    administrative expenses                     29,494          28,140          86,250          84,006
Interest expense                                 2,060           2,147           6,221           6,479
Other expense, net                                 124             618             226           1,397
                                              --------        --------        --------        --------
                                                31,678          30,905          92,697          91,882
                                              --------        --------        --------        --------

Income before income taxes                       3,165           1,051           8,536           7,158
Provision for income taxes                       1,171             399           3,158           2,720
                                              --------        --------        --------        --------
Net income                                    $  1,994        $    652        $  5,378        $  4,438
                                              ========        ========        ========        ========


Basic and diluted earnings per share *        $   0.23        $   0.07        $   0.62        $   0.51
                                              ========        ========        ========        ========


Dividends per common share                    $   0.08        $   0.24        $   0.40        $   0.72
                                              ========        ========        ========        ========


Comprehensive income consists of net income and foreign currency translation adjustments, totaling $1,779 and $870 for the quarters ended October 28, 2000 and October 30, 1999, respectively, and $5,019 and $5,048 for the three quarters ended October 28, 2000 and October 30, 1999, respectively.

Certain amounts in the prior year have been reclassified to conform to current year presentation.

[FN]
* Based upon weighted average number of common and common equivalent shares outstanding of 8,698,133 and 8,699,906 for fiscal periods of 2001 and 2000, respectively.

CONSOLIDATED BALANCE SHEETS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)


                                                                     October 28,       January 29,
                                                                        2000              2000
                                                                     -----------       -----------
ASSETS
------
Current Assets:
    Cash and short-term investments                                   $  22,393         $  15,651
    Receivables, less reserve of $3,755 and $2,792                       56,556            55,700
    Inventories:
      Raw material                                                       23,391            20,377
      Work in progress                                                    3,798             4,446
      Finished goods                                                     58,340            55,182
                                                                      ---------         ---------
                                                                         85,529            80,005

    Linens in service                                                    31,310            33,075
    Prepaid expenses                                                      4,183             4,423
    Income taxes                                                          2,632               458
                                                                      ---------         ---------
      Total Current Assets                                              202,603           189,312
                                                                      ---------         ---------
Property and Equipment                                                  201,565           210,308
Less -- reserve for depreciation                                        117,356           118,121
                                                                      ---------         ---------
                                                                         84,209            92,187
                                                                      ---------         ---------
Goodwill                                                                  5,447             5,765
Other acquired assets                                                     3,111             4,575
Cash surrender value of life insurance                                   21,714            20,954
Miscellaneous                                                             5,418             6,802
                                                                      ---------         ---------
                                                                         35,690            38,096
                                                                      ---------         ---------
Total Assets                                                          $ 322,502         $ 319,595
                                                                      =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
    Current maturities of long-term debt                              $   2,677         $   3,026
    Accounts payable                                                     24,613            23,535
    Accrued expenses                                                     24,612            21,629
                                                                      ---------         ---------
      Total Current Liabilities                                          51,902            48,190
                                                                      ---------         ---------
Long-Term Debt, less current maturities                                  86,276            87,916
Other Long-Term Obligations                                              20,140            20,077

Shareholders' Equity:
    Preferred Stock:
      Class A, Series 1, $1 stated value,
        authorized 100,000 shares, outstanding:  None                        --                --
      Class B, authorized 2,500,000 shares, outstanding:  None               --                --
    Common stock, $1 par value, authorized 20,000,000
      shares, issued: 9,471,538                                           9,472             9,472
    Capital surplus                                                       4,196             4,196
    Retained earnings                                                   168,155           166,574
    Accumulated other comprehensive income                               (2,058)           (1,699)
    Common Stock in treasury, at cost: 879,270 and 795,856              (15,581)          (15,131)
                                                                      ---------         ---------
                                                                        164,184           163,412
                                                                      ---------         ---------
    Total Liabilities and Shareholders' Equity                        $ 322,502         $ 319,595
                                                                      =========         =========


CONSOLIDATED STATEMENTS OF CASH FLOWS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)

                                                                Three Quarters Ended
                                                            ----------------------------
                                                            October 28,      October 30,
                                                               2000             1999
                                                            -----------      -----------
Cash Flows from Operating Activities:
    Net income                                               $  5,378         $  4,438
    Non-cash items included in net income:
      Depreciation                                              9,857           10,222
      Amortization of acquisition costs                         1,782            2,331
    Change in working capital components,
      net of businesses acquired/disposed of                   (2,488)           3,707
    Other, net                                                    687             (497)
                                                             --------         --------
      Net cash provided by operating activities                15,216           20,201
                                                             --------         --------


Cash Flows from Investing Activities:
    Expenditures for property and equipment, net               (7,353)          (5,354)
    Cost of businesses acquired                                    --             (505)
    Disposals of businesses and property                        5,474            3,741
                                                             --------         --------
      Net cash used in investing activities                    (1,879)          (2,118)
                                                             --------         --------

Cash Flows from Financing Activities:
    Long-term debt repayments                                  (1,989)          (4,686)
    Dividends paid                                             (3,469)          (6,246)
    Repurchase of stock                                          (822)            (360)
    Other, net                                                   (315)             593
                                                             --------         --------
      Net cash used in financing activities                    (6,595)         (10,699)
                                                             --------         --------


Net increase in cash and short-term investments                 6,742            7,384
Balance at beginning of year                                   15,651            6,876
                                                             --------         --------
Balance at end of period                                     $ 22,393         $ 14,260
                                                             ========         ========

Supplemental cash flow information:
    Income taxes paid                                        $  4,642         $  1,389
    Interest paid                                            $  5,488         $  6,764

BUSINESS SEGMENT INFORMATION
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)

                                                              Third Quarter Ended                     Three Quarters Ended
                                                        -------------------------------         -------------------------------
                                                        October 28,         October 30,         October 28,         October 30,
                                                            2000                1999                2000                1999
                                                        -----------         -----------         -----------         -----------
Sales and textile service revenues:
    Textile Services                                     $  61,159           $  60,139           $ 181,770           $ 185,453
    Manufacturing and Marketing                             37,713              38,274             110,433             118,624
    Retail Sales                                            24,876              24,372              69,521              67,753
    Intersegment sales                                      (6,815)             (6,207)            (19,893)            (18,333)
                                                         ---------           ---------           ---------           ---------
                                                         $ 116,933           $ 116,578           $ 341,831           $ 353,497
                                                         =========           =========           =========           =========


Earnings:
    Textile Services                                     $   3,133           $   1,662           $  11,357           $   9,740
    Manufacturing and Marketing                              2,000               1,553               5,251               5,220
    Retail Sales                                             1,248               1,411               1,938               2,972
    Interest, corporate expenses and other, net             (3,216)             (3,575)            (10,010)            (10,774)
                                                         ---------           ---------           ---------           ---------
                                                         $   3,165           $   1,051           $   8,536           $   7,158
                                                         =========           =========           =========           =========


SUMMARY FINANCIAL POSITION DATA
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands, except ratios, shares and per share amounts)

                                                                  Three Quarters Ended
                                                             ------------------------------
                                                             October 28,        October 30,
                                                                2000               1999
                                                             -----------        -----------
    Working capital                                           $  150,701          $ 142,504
    Current ratio                                               3.9 to 1           3.9 to 1
    Long-term debt                                            $   86,276          $  88,927
    Shareholders' equity                                      $  164,184          $ 164,684
    Percent long-term debt to debt and equity                       34.4%              35.1%
    Equity per common share                                   $    19.11          $   18.98
    Common shares outstanding                                  8,592,268          8,675,781



----------------------------------------------------------------------------
Forward-Looking Statements:

Any forward-looking statements made in this document reflect the Company's current views with respect to future events and financial performance and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that may cause actual results to differ materially from those set forth in these statements. These potential risks and uncertainties include, but are not limited to, competitive and general ecomomic conditions, the ability to retain current customers and to add new customers in competitive market environments, competitive pricing in the marketplace, delays in the shipment of orders, availability of labor at appropriate rates, availability and cost of energy and water supplies, availability of non-domestic image apparel contractors to manufacture and deliver at an appropriate cost and in a timely manner, the ability to attract and retain key personnel, unusual or unexpected cash needs for operations or capital transactions, and other factors which may be identified in the Company's filings with the Securities and Exchange Commission.
----------------------------------------------------------------------------

PART II.  OTHER INFORMATION


     Item 6. Exhibit and Reports on Form 8-K
     ---------------------------------------

     (a)     See Exhibit Index included herein on pages 7-10.

     (b)     Reports on Form 8-K - A report on Form 8-K was furnished under
             Item 9 on November 22, 2000, containing the Quarterly Report to Shareholders dated November 16, 2000 and mailed to Shareholders on November 22, 2000 as an exhibit, pursuant to Regulation FD.



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


                                               Angelica Corporation
                                               --------------------
                                               (Registrant)



     Date:   December 6, 2000                  /s/ T. M. Armstrong
                                               --------------------------------
                                               T. M. Armstrong
                                               Senior Vice President -
                                               Finance and Administration
                                               Chief Financial Officer
                                               (Principal Financial Officer)




                                               /s/ James W. Shaffer
                                               --------------------------------
                                               James W. Shaffer
                                               Vice President and Treasurer
                                               (Principal Accounting Officer)

EXHIBIT INDEX
-------------

Exhibit
Number      Exhibit
------      -------

                  *Asterisk indicates exhibits filed herewith.
                  **Incorporated by reference from the document listed.

3.1 Restated Articles of Incorporation of the Company, as currently in effect. Filed as Exhibit 3.1 to the Form 10-K for the fiscal year ended January 26, 1991.**

3.2 Current By-Laws of the Company, as last amended February 29, 2000. Filed as Exhibit 3.2 to Form 10-K for the fiscal year ended January 29, 2000.**

4.1 Shareholder Rights Plan dated August 25, 1998. Filed as Exhibit 1 to Registration Statement on Form 8-A on August 28, 1998.**

4.2 10.3% and 9.76% Senior Notes to insurance company due annually to 2004, together with Note Facility Agreement. Filed as Exhibit
            4.2 to the Form 10-K for the fiscal year ended January 27, 1990.**

4.3 9.15% Senior Notes to insurance companies due December 31, 2001, together with Note Agreements and First Amendment thereto. Filed as Exhibit 4.3 to the Form 10-K for the fiscal year ended February 1, 1992.**

4.4 8.225% Senior Notes to Nationwide Life Insurance Company, American United Life Insurance Company, Aid Association for Lutherans (reissued to Nimer & Co. as of August 1, 1998), and Modern Woodmen of America due May 1, 2006, together with Note Agreement. Filed as Exhibit 4.4 to the Form 10-Q for the fiscal quarter ended July 29, 1995.**

                  Note: No other long-term debt instrument issued by the Registrant exceeds 10% of the consolidated total assets of the Registrant and its subsidiaries. In accordance with
                  Item 601(b) (4) (iii) (A) of Regulation S-K, the Registrant will furnish to the Commission upon request copies of long-term debt instruments and related agreements.

10.1        Angelica Corporation 1994 Performance Plan (as amended 1/31/95).
            Filed as Exhibit 10.1 to the Form 10-K for fiscal year ended January 28, 1995.**

10.2 Form of Participation Agreement for the Angelica Corporation Management Retention and Incentive Plan (filed as Exhibit 10.3 to the Form 10-K for fiscal year ended

            1/30/93 and incorporated herein by reference) with revised schedule setting out executive officers covered under such agreements and the "Benefit Multiple" listed for each.**

10.3        Angelica Corporation Stock Option Plan (As amended November 29,
            1994). Filed as Exhibit 10.7 to the Form 10-K for fiscal year ended January 28, 1995.**

10.4 Angelica Corporation Stock Award Plan. Filed as Exhibit 10 to the Form 10-K for fiscal year ended February 1, 1992.**

10.5 Angelica Corporation Retirement Savings Plan, as amended and restated. Filed as Exhibit 19.3 to the Form 10-K for fiscal year ended January 27, 1990, incorporating all amendments thereto through the date of this filing.**

10.6        Angelica Corporation Supplemental Plan, restated as of September
            1, 2000.*

10.7 Deferred Compensation Option Plan for Selected Management Employees. Filed as Exhibit 19.9 to the Form 10-K for fiscal year ended January 26, 1991, incorporating all amendments thereto through the date of this filing. The last amendment thereto was filed as Exhibit 10.34 to Form 10-K for fiscal year ended January 25, 1997.**

10.8        Deferred Compensation Option Plan for Directors. Filed as
            Exhibit 19.8 to the Form 10-K for fiscal year ended January 26, 1991, incorporating all amendments thereto through the date of this filing.**

10.9        Supplemental and Deferred Compensation Trust. Filed as Exhibit
            19.5 to the Form 10-K for fiscal year ended February 1, 1992.**

10.10 Management Retention Trust. Filed as Exhibit 19.4 to the Form 10-K for fiscal year ended February 1, 1992.**

10.11 Performance Shares Plan for Selected Senior Management (restated). Filed as Exhibit 19.3 to the Form 10-K for fiscal year ended January 26, 1991.**

10.12       Management Retention and Incentive Plan (restated). Filed as
            Exhibit 19.1 to the Form 10-K for fiscal year ended January 26, 1991.**

10.13 Non-Employee Directors Stock Plan. Filed as Exhibit 10.3 to the Form 10-K for fiscal year ended January 27, 1990, incorporating all amendments thereto through the date of this filing.**

10.14 Restated Deferred Compensation Plan for Non-Employee Directors. Filed as Exhibit 10 (v) to the Form 10-K for fiscal year ended January 28, 1984, incorporating all amendments thereto through the date of this filing. The last amendment thereto was filed as
            Exhibit 10.25 to Form 10-K for the fiscal year ended January 28, 1995.**

10.15 Restated Angelica Corporation Stock Bonus and Incentive Plan (Incorporating Amendments Adopted Through August 1, 1999). Filed as Exhibit 10.16 to Form 10-K for the fiscal year ended January 29, 2000.**

10.16 Angelica Corporation Pension Plan as Amended and Restated. Filed as Exhibit 19.7 to the Form 10-K for fiscal year ended January 26, 1991, incorporating all amendments thereto through the date of this filing. The last amendment thereto was filed as Exhibit
            10.23 to Form 10-Q for fiscal quarter ended July 27, 1996.**

10.17 Angelica Corporation 1994 Non-Employee Directors Stock Plan. Filed as Appendix A of the Company's Proxy Statement for the Annual Meeting of Shareholders held on May 23, 1995 and incorporating all amendments thereto through the date of this filing. The last amendment thereto was filed as Exhibit 10.35 to Form 10-K for fiscal year ended January 31, 1998.**

10.18 Specimen form of Stock Option Agreement under the Angelica Corporation Stock Option Plan. Filed as Exhibit 10.20 to the Form 10-K for fiscal year ended January 27, 1996.**

10.19 Form of Stock Option Agreement under the Angelica Corporation 1994 Performance Plan (filed as Exhibit 10.21 to Form 10-K for fiscal year ended January 27, 1996) with one of the Company's executive officers, together with schedule identifying the officer and setting forth the material details in which the agreement differs from the form of agreement that is filed. Filed as Exhibit 10.21 to the Form 10-K for fiscal year ended January 25, 1997.**

10.20 Specimen form of Stock Option Agreement under the Angelica Corporation 1999 Performance Plan. Filed as Exhibit 10.21 to Form 10-K for the fiscal year ended January 29, 2000.**

10.21 Form of Indemnification Agreement between the Company and each of its directors and executive officers (filed as Exhibit 10.22 to Form 10-K for fiscal year ended January 30, 1999), with a schedule identifying the directors and current executive officers executing such agreements.**

10.22 Employment Agreement between the Company and Theodore M. Armstrong, dated January 1, 2000. Filed as Exhibit 10.23 to Form 10-K for the fiscal year ended January 29, 2000.**

10.23 Employment Agreement between the Company and Don W. Hubble, dated December 12, 1997. Filed as Exhibit 10.30 to the Form 10-K for fiscal year ended January 31, 1998.**

10.24 Retirement Benefit Agreement between the Company and Don W. Hubble dated January 1, 1998. Filed as Exhibit 10.31 to the Form 10-K for fiscal year ended January 31, 1998.**

10.25       Non-Qualified Stock Option Agreement between the Company and Don
            W. Hubble dated January 2, 1998. Filed as Exhibit 10.32 to the Form 10-K for fiscal year ended January 31, 1998.**

10.26 Description of restricted stock granted to Don W. Hubble effective January 2, 1998. Filed as Exhibit 10.33 to the Form 10-K for fiscal year ended January 31, 1998.**

10.27 Employment Agreement between the Company and Charles D. Molloy, Jr., dated October 1, 1999. Filed as Exhibit 10.29 to the Form 10-Q for fiscal quarter ended October 30, 1999.**

10.28 Employment Agreement between the Company and Steven L. Frey, dated March 1, 1999. Filed as Exhibit 10.34 to the Form 10-K for fiscal year ended January 30, 1999.**

10.29 Angelica Corporation 1999 Performance Plan. Filed as Appendix A of the Company's Proxy Statement for the Annual Meeting of Shareholders held May 25, 1999.**

10.30 Employment Agreement between the Company and Denis R. Raab, dated August 23, 1999. Filed as Exhibit 10.32 to the Form 10-Q for fiscal quarter ended October 30, 1999.**

10.31 Employment Agreement between the Company and Daniel J. Westrich, dated October 1, 1999. Filed as Exhibit 10.33 to the Form 10-Q for fiscal quarter ended October 30, 1999.**

10.32 Employment Agreement between the Company and James W. Shaffer, dated October 1, 1999. Filed as Exhibit 10.34 to the Form 10-Q for fiscal quarter ended October 30, 1999.**

10.33 Employment Agreement between the Company and Edward P. Ryan, dated November 5, 1999. Filed as Exhibit 10.33 to the Form 10-Q for fiscal quarter ended April 29, 2000.**

10.34       Nineteenth Amendment to Angelica Corporation Retirement Savings
            Plan.*

27          Financial Data Schedule*