Form 10-K405
period 2001-01-27
ANGELICA CORP /NEW/
filed 2001-04-24
CIK 6571

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                            --------------------

                                  FORM 10-K

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended January 27, 2001

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

         Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
        Title of each class                             on which registered
-------------------------------------                   -------------------

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

       $97,760,369                                        March 30, 2001
------------------------                           ---------------------------
         Value                                          Date of Valuation

   Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 30, 2001.

        Common Stock, $1.00 par value, 8,579,434 shares outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

1) Portions of the Annual Report to Shareholders for fiscal year ended January 27, 2001 are incorporated in Parts I, II & IV; 2) Portions of the Proxy Statement dated April 16, 2001 are incorporated in Part III.

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

The Company's businesses are reported in three industry segments: Textile Services, Manufacturing and Marketing and Retail Sales. Information about the Company's industry segments appears on page 28 of the Company's Annual Report to Shareholders for the year ended January 27, 2001 (hereinafter "Annual Report") and is incorporated herein by reference. This information includes for each segment sales and textile service revenues, earnings, assets, depreciation and capital additions for each of the three years in the period ended January 27, 2001.

TEXTILE SERVICES
----------------

As of January 27, 2001 this segment had 26 laundry plants generally in or near various major metropolitan areas in the United States principally providing textile rental and laundry services for health care institutions. This segment also provides a limited amount of general linen services in selected areas, principally to hotels, motels and restaurants.

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

MANUFACTURING AND MARKETING
---------------------------

The Company's Manufacturing and Marketing operations consist of Angelica Image Apparel in the United States and Sally Fourmy &

Associates, a smaller operation in Canada, collectively engaged in the manufacture and sale of uniforms and business career apparel for a wide variety of institutions and businesses. The raw materials used by Angelica Image Apparel in the conduct of its business consist principally of textile piece goods, thread, and trimmings, such as buttons, zippers and labels. The Company purchases piece goods from most major United States manufacturers of textile products and from some non-domestic suppliers. During the last three years, the Company has closed a number of its domestic manufacturing plants and has been sourcing more of its image apparel from domestic and foreign contractors and other foreign suppliers. At the end of fiscal 2001, production releases to foreign suppliers accounted for approximately 55% of all production releases of this segment's products, up from approximately 10% three years ago.

The Manufacturing and Marketing operations compete with more than four dozen firms, including privately-owned firms and divisions of larger corporations, in the United States and Canada. Competition is also provided by local firms in most major metropolitan areas. The nature and degree of competition varies with the customer and market where it occurs. Industry statistics are not available, but the Company believes that it is one of the leading suppliers of garments to hospitals, gaming establishments, hotels and motels, food service establishments, and textile service suppliers in the United States. Competition is extensive and is based on many factors, including design, quality, consistency of product, delivery, price and distribution.

The Manufacturing and Marketing segment is a supplier of image apparel to the Textile Services and the Retail Sales segments, and those segments are Manufacturing and Marketing's two largest customers.

RETAIL SALES
------------

The Retail Sales segment is a specialty retailer offering uniforms and shoes primarily for nurses and other health care professionals through a nationwide chain of retail stores under the name of Life Uniform and Shoe Shops, located primarily in malls and strip shopping centers and to a limited extent inside hospitals. Starting in 2000, merchandise is also offered by means of catalogues and e-commerce which complement the Company's retail stores.

The Company believes there are approximately 2,000 specialty retail stores and approximately ten catalogue operations in the U.S., all primarily privately-owned, offering merchandise comparable to that offered by the Company's Retail Sales segment. In addition, such merchandise is also offered by others, including some large chain apparel retailers. Retail operations are conducted under highly competitive conditions in the local area where each of the Company's stores is located, with competition being on the basis of store location, merchandise selection and value. Industry statistics are not available, but the Company believes its Retail Sales segment is the nation's largest specialty retailer offering uniforms and shoes to nurses and other health care professionals.

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

EMPLOYEES
---------

The Company employs approximately 7,600 persons (including approximately 840 part-time employees).

FINANCIAL INFORMATION ABOUT FOREIGN OPERATIONS AND EXPORT SALES
---------------------------------------------------------------

Sales of foreign operations and export sales were not significant.

ITEM 2.  PROPERTIES
-------------------

The Company's corporate headquarters are located in a leased facility in St. Louis County, Missouri. A substantial portion of the real estate utilized by the Company is leased. Real estate which is owned by the Company is approximately 41% of the net book value of all fixed assets. There is no individual parcel of real estate owned or leased which is of material significance to the Company's total assets. No difficulty in renewing leases which expire in the near future is anticipated by the Company. In the opinion of the Company, all such facilities are maintained in good condition and are adequate and suitable for the purposes for which they are used.

As of January 27, 2001, 26 laundries, both owned and leased, plus warehouse facilities located in 12 states were used in the Textile Services segment. (Laundries are located in: California, 11; Colorado, 1; Florida, 2; Georgia, 1; Illinois, 2; New Jersey, 1; New York, 2; Ohio, 1; Pennsylvania, 1; Rhode Island, 1; Tennessee, 1; and Texas, 2.) Laundry facilities generally are not fully utilized, although some of them operate on a multi-shift basis. The Company estimates that, assuming the availability of labor, output of these facilities could be increased by 20 percent with existing equipment by working longer hours and by an additional 25 percent (for a total of 45 percent) by working longer hours plus installation of additional equipment.

The Company's real estate, both owned and leased, which is used in its Manufacturing and Marketing segment, at January 27, 2001 was comprised of five manufacturing plants in the United States, and one plant in

Costa Rica, plus appropriate warehouses and sales facilities in the United States and Canada. (Plants in the United States are located in: Mississippi, 2; Missouri, 1; and Tennessee, 2.) The manufacturing facilities are generally fully utilized and operate generally on a one-shift basis.

As of January 27, 2001 there were 284 retail specialty stores, located in 36 states, used in the Retail Sales segment. All retail store premises are leased.

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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

No matters were submitted to a vote of shareholders during the fourth quarter of the Company's year ended January 27, 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

                                                                                   Year First
                                                                                   Elected as
      Name                                 Present Position (1) (2)                an Officer          Age
      ----                                 -------------------------               ----------          ---
Paul R. Anderegg(3)                        Vice President; President,                 2001             50
                                           Angelica Textile Services
                                           Business Segment of Angelica

Theodore M. Armstrong                      Senior Vice President-                     1986             61
                                           Finance and Administration
                                           and Chief Financial Officer

Steven L. Frey(4)                          Vice President, General Counsel            1999             51
                                           and Secretary







Don W. Hubble(5)                           Chairman, President and Chief               1998            61
                                           Executive Officer

Charles D. Molloy, Jr.(6)                  Vice President; President,                  1998            56
                                           Manufacturing and Marketing
                                           Business Segment of Angelica

Denis R. Raab(7)                           Vice President; President,                  1999            51
                                           Life Retail Stores Business
                                           Segment of Angelica

Edward P. Ryan(8)                          Vice President, Sales and                   2000            57
                                           Marketing; Executive Vice
                                           President Sales & Marketing
                                           of Angelica Textile Services
                                           Business Segment of Angelica

James W. Shaffer(9)                        Vice President and Treasurer                1999            48

Daniel J. Westrich(10)                     Vice President and Chief                    1999            57
                                           Information Officer

(1) Except as set forth below, the principal occupations of the officers throughout the past five years have been the performance of the functions of the offices shown above.

(2)      All officers serve at the pleasure of the Board of Directors.

(3) Paul R. Anderegg has been a Vice President of the Company and President of the Textile Services Business Segment since February 1, 2001. Prior to that, he served in several capacities with The TruGreen Companies (residential and commercial landscape and lawn care business): Vice President, Sales & Marketing from July 2000 to February 2001; President/Chief Operating Officer of TruGreen Landcare from July 1999 to July 2000; Executive Vice President/Chief Operating Officer of TruGreen Landscape Division from January 1999 to July 1999; and Senior Vice President-Operations of TruGreen Chemlawn from 1996 to 1999.

(4) Steven L. Frey has been Vice President, General Counsel and Secretary since March 1, 1999. Prior to that, he was in private practice from 1996 with the law firm of Helfrey, Simon & Jones, P.C. He also served as Director of Legal and Regulatory Affairs for Sigma Chemical Company (producer of chemical products) from 1993 to 1996.




(5) Don W. Hubble has been Chairman, President and Chief Executive Officer since January 1, 1998. Prior to that, he served as President and Chief Operating Officer of National Service Industries, Inc. (lighting equipment, chemicals, textile rental and envelopes) from 1994 to October 1996, and as Executive Vice President and Chief Operating Officer from 1993 to 1994. From late 1996 through 1997, Mr. Hubble served on the Board of Directors of eShare Technologies and was active in business consulting.

(6) Charles D. Molloy, Jr. has been Vice President of the Company since August 25, 1998 and President of the Manufacturing and Marketing Business Segment since July 20, 1998. He also served as Executive Vice President of Angelica Image Apparel from February 1997 to June 1998, and as Acting President of the Manufacturing and Marketing Business Segment from June 1998, to July 1998. Prior to that, he served as Chief Financial Officer of Tail Active Sportswear (manufacturer of high-end women's tennis and golf apparel) from August, 1992 to January, 1997.

(7) Denis R. Raab has been a Vice President of the Company and President of the Life Retail Stores Business Segment since August 1999. Prior to that he was Vice President of Operations/Logistics of an e-Commerce startup company from 1998 to 1999, Vice President-Director of Stores for Maurices, Inc. (specialty women's and young men's retailer) from 1997 to 1998, and General Manager of the St. Louis/Central Illinois region of Sears, Roebuck & Company (department stores) from 1993 to 1997.

(8) Edward P. Ryan has been Vice President, Sales & Marketing of the Company since May 2000, and Executive Vice President of Sales & Marketing of the Textile Services Business Segment since April 2000. He also served as Interim President of the Textile Services segment from April 2000 to February 2001. Prior to that, he served as Vice President of Marketing of the Textile Services segment from October 1998 to April 2000. Prior thereto, he was Vice President, General Manager of Xerox Corporation's (document solutions provider) business unit for the State of Georgia from 1994 to 1998.






(9) James W. Shaffer has been Vice President and Treasurer of the Company since September 1999. He also served as Corporate Controller from May 1999 to September 1999. Prior to that he was Director of Financial Reporting and Tax for Edison Brothers Stores, Inc. (shoe and apparel retailer) from October 1995 to April 1999.

(10) Daniel J. Westrich has been Vice President and Chief Information Officer of the Company since May 1999. He also served as Director of Management Information Services from August 1998 to May 1999. Prior to that he was Senior Vice President of Maritz, Inc. (performance improvement, travel and marketing research) and President of Maritz Information Resources from 1991 to August 1998.

None of the executive officers of the Company are related to any Director or other executive officer of the Company.

There are no arrangements or understandings between any executive officer of the Company or any other person pursuant to which such officer was selected.

                                   PART II
                                   -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

The information required by this item is included under the caption "Common Stock Data" on page 19 of the Company's Annual Report and is incorporated herein by reference. The number of shareholders of record was l,273 at March 30, 2001. The Company's Board of Directors regularly reviews the dividends paid, and there can be no assurance that dividends will be paid in the future since they are dependent on earnings, the financial condition of the Company and other factors.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

The information required by this item is included under the caption "Financial Summary-6 Years" on page 17 of the Company's Annual Report and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

The information required by this item is included in the text contained under the caption "Financial Review" on pages 18 and 19 of the Company's Annual Report and is incorporated herein by reference. The Company does not believe the effects of inflation and changing prices have been, or will be, material to the Company's results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The information required by this item appears on pages 20 through 30 of the Company's Annual Report and is incorporated herein by reference. The financial statement schedule listed in Item 14(a)(2)(i) at page 12 of Part IV of this Form 10-K is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

Not Applicable.

                                  PART III
                                  --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

Information with respect to Directors of the Company under the caption "Election of Directors" on pages 4 through 6 and under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 10 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 30, 2001 (hereinafter "Proxy Statement") is incorporated herein by reference. Information with respect to executive officers of the Company appears under the caption "Executive Officers of the Registrant" on pages 5 through 8 of
Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

Information with respect to executive compensation under the captions "Director Compensation" on page 8, "Summary Compensation Table" on pages 14 and 15, "Employment Contracts and Termination of Employment and Change-In-Control Arrangements" on pages 15 through 17, "Retirement Plans" on page 17, and "Stock Options" on pages 18 and 19 of the Company's Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

Information with respect to security ownership of certain beneficial owners and management under the caption "Stock Ownership of Certain Beneficial Owners" and "Stock Ownership of Management" on pages 8 through 10 of the Company's Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

Not applicable.

                                   PART IV
                                   -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a)      Document List

                                                                           Annual Report
         1.    Financial Statements                                             Page
               --------------------                                        -------------
               The following financial statements are incorporated by
               reference herein and in Item 8 above from the Company's
               Annual Report:

               (i)   Consolidated Statements of Income -                        20
                     Years ended January 27, 2001, January 29,
                     2000, and January 30, 1999

               (ii)  Consolidated Balance Sheets - January 27,                  21
                     2001 and January 29, 2000

               (iii) Consolidated Statements of Share-                          22
                     holders' Equity - Years ended January 27,
                     2001, January 29, 2000, and January 30, 1999

               (iv)  Consolidated Statements of Cash Flows -                    23
                     Years ended January 27, 2001, January 29,
                     2000, and January 30, 1999

               (v)   Notes to Consolidated Financial State-                     24 - 29
                     ments

               (vi)  Report of Independent Public                               30
                     Accountants

         2.     Financial Statement Schedule
                ----------------------------

               (i) The following financial statement schedule is submitted as a separate section of this Form 10-K on page 16:

                     Schedule II - Valuation and Qualifying Accounts - For the Three Years Ended January 27, 2001

                     All other schedules are not submitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto.

               (ii) Report of Independent Public Accountants on Schedule II appears at page 15 of this Form 10-K.

         3.    Exhibits
               --------

               See Exhibit Index on pages 17-22 hereof for a list of all management contracts, compensatory plans and arrangements required by this item (Exhibit Nos. 10.1 through 10.34) and all other Exhibits filed or incorporated by reference as a part of this report.

(b)      Reports on Form 8-K
         -------------------

         The Registrant furnished a report on Form 8-K under Item 9 on November 22, 2000 in which it furnished the Quarterly Report to Shareholders dated November 16, 2000 and mailed to shareholders on November 22, 2000, pursuant to Regulation FD.

                                  SIGNATURE
                                  ---------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ANGELICA CORPORATION
                                          ----------------------
                                          (Registrant)

                                    By: /s/ Don W. Hubble
                                        -------------------------------
                                          Don W. Hubble
                                          Chairman, President and Chief
                                          Executive Officer

Date:  April 24, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/ Don W. Hubble               By: /s/ T. M. Armstrong
   -------------------------------     --------------------------------
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

By: /s/ James W. Shaffer
   --------------------------------
     James W. Shaffer
     Vice President and Treasurer
     (Principal Accounting Officer)


       David A. Abrahamson       *       Susan S. Elliott           *
----------------------------------  ---------------------------------
       (David A. Abrahamson)             (Susan S. Elliott)
       Director                          Director

       Earle H. Harbison, Jr.    *       Alan C. Henderson          *
----------------------------------  ---------------------------------
       (Earle H. Harbison, Jr.)          (Alan C. Henderson)
       Director                          Director

       Charles W. Mueller        *       Stephen M. O'Hara          *
----------------------------------  ---------------------------------
       (Charles W. Mueller)              (Stephen M. O'Hara)
       Director                          Director

       William A. Peck          *        H. Edwin Trusheim          *
----------------------------------  ---------------------------------
       (William A. Peck)                 H. Edwin Trusheim)
       Director                          Director

       Kelvin R. Westbrook      *
----------------------------------
       (Kelvin R. Westbrook)
       Director

By his signature below, Don W. Hubble has signed this Form 10-K on behalf of each person named above whose name is followed by an asterisk, pursuant to power of attorney filed with this Form 10-K.


                                         /s/ Don W. Hubble
                                         --------------------------------------
                                         Don W. Hubble, as attorney-in-fact

Date:  April 24, 2001

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                  ----------------------------------------


To Angelica Corporation:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in the Annual Report to Shareholders of Angelica Corporation and subsidiaries incorporated by reference in this Form 10-K, and have issued our report thereon dated March 13, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)2(i) and appearing on page 16 is the responsibility of the Corporation's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




                                      /s/ Arthur Andersen LLP
                                      ARTHUR ANDERSEN LLP



St. Louis, Missouri,
March 13, 2001

                                                                                                             Schedule II



                                             ANGELICA CORPORATION AND SUBSIDIARIES

                                         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                            FOR THE THREE YEARS ENDED JANUARY 27,2001
                                                         (In Thousands)
                                         -----------------------------------------------

                                      Balance at               Charged                                          Balance
                                       Beginning              to Costs                                         at End of
Description                            of Period            and Expenses             Deductions (a)             Period
-----------                           ----------            ------------             --------------            ---------
Reserve for doubtful
accounts - deducted
from receivables in
the balance sheet

                                               YEAR ENDED JANUARY 27, 2001
                                               ---------------------------
                                       $   2,792              $   1,135                $   1,346               $   2,581
                                       =========              =========                =========               =========

                                               YEAR ENDED JANUARY 29, 2000
                                               ---------------------------
                                       $   2,623              $     990                $     821               $   2,792
                                       =========              =========                =========               =========

                                               YEAR ENDED JANUARY 30, 1999
                                               ---------------------------
                                       $   2,510              $   1,851                $   1,738               $   2,623
                                       =========              =========                =========               =========

(a)  Doubtful accounts written off against reserve provided, net of recoveries.

                               EXHIBIT INDEX
                               -------------

Exhibit
Number     Exhibit
-------    -------

                  *Asterisk indicates exhibits filed herewith.
                  **Incorporated by reference from the document listed.

3.1 Restated Articles of Incorporation of the Company, as currently in effect. Filed as Exhibit 3.1 to the Form 10-K for the fiscal year ended January 26, 1991.**

3.2        Current By-Laws of the Company, as last amended March 27, 2001.*

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

10.4 Angelica Corporation Stock Award Plan. Filed as Exhibit 10 to the Form 10-K for fiscal year ended February 1, 1992.**

10.5 Angelica Corporation Supplemental Plan restated as of September 1, 2000. Filed as Exhibit 10.6 to the Form 10-Q for fiscal quarter ended October 28, 2000.**

10.6 Deferred Compensation Option Plan for Selected Management Employees. Filed as Exhibit 19.9 to the Form 10-K for fiscal year ended January 26, 1991, incorporating all amendments thereto through the date of this filing. The last amendment thereto was filed as Exhibit 10.34 to Form 10-K for fiscal year ended January 25, 1997.**

10.7       Deferred Compensation Option Plan for Directors. Filed as Exhibit
           19.8 to the Form 10-K for fiscal year ended January 26, 1991, incorporating all amendments thereto through the date of this filing.**

10.8 Supplemental and Deferred Compensation Trust. Filed as Exhibit 19.5 to the Form 10-K for fiscal year ended February 1, 1992.**

10.9 Management Retention Trust. Filed as Exhibit 19.4 to the Form 10-K for fiscal year ended February 1, 1992.**

10.10 Performance Shares Plan for Selected Senior Management (restated). Filed as Exhibit 19.3 to the Form 10-K for fiscal year ended January 26, 1991.**

10.11      Management Retention and Incentive Plan (restated). Filed as
           Exhibit 19.1 to the Form 10-K for fiscal year ended January 26, 1991.**

10.12 Non-Employee Directors Stock Plan. Filed as Exhibit 10.3 to the Form 10-K for fiscal year ended January 27, 1990, incorporating all amendments thereto through the date of this filing.**

10.13 Restated Deferred Compensation Plan for Non-Employee Directors. Filed as Exhibit 10 (v) to the Form 10-K for fiscal year ended January 28, 1984, incorporating all amendments thereto through the date of this filing. The last amendment thereto was filed as
           Exhibit 10.25 to Form 10-K for the fiscal year ended January 28, 1995.**

10.14 Restated Angelica Corporation Stock Bonus and Incentive Plan (Incorporating Amendments Adopted Through August 1, 1999). Filed as Exhibit 10.16 to Form 10-K for the fiscal year ended January 29, 2000.**

10.15 Angelica Corporation Pension Plan as Amended and Restated. Filed as Exhibit 19.7 to the Form 10-K for fiscal year ended January 26, 1991, incorporating all amendments thereto through the date of this filing. The last amendment thereto was filed as Exhibit
           10.23 to Form 10-Q for fiscal quarter ended July 27, 1996.**

10.16 Angelica Corporation 1994 Non-Employee Directors Stock Plan. Filed as Appendix A of the Company's Proxy Statement for the Annual Meeting of Shareholders held on May 23, 1995 and incorporating all amendments thereto through the date of this filing. The last amendment thereto was filed as Exhibit 10.35 to Form 10-K for fiscal year ended January 31, 1998.**

10.17 Specimen form of Stock Option Agreement under the Angelica Corporation Stock Option Plan. Filed as Exhibit 10.20 to the Form 10-K for fiscal year ended January 27, 1996.**

10.18 Form of Stock Option Agreement under the Angelica Corporation 1994 Performance Plan (filed as Exhibit 10.21 to Form 10-K for fiscal year ended January 27, 1996) with one of the Company's executive officers, together with schedule identifying the officer and setting forth the material details in which the agreement differs from the form of agreement that is filed. Filed as Exhibit 10.21 to the Form 10-K for fiscal year ended January 25, 1997.**

10.19 Specimen form of Stock Option Agreement under the Angelica Corporation 1999 Performance Plan. Filed as Exhibit 10.21 to Form 10-K for the fiscal year ended January 29, 2000.**

10.20 Form of Indemnification Agreement between the Company and each of its directors and executive officers (filed as Exhibit 10.22 to Form 10-K for fiscal year ended January 30, 1999).** An amended schedule identifying the directors and current executive officers who have executed such agreements is filed herewith.*

10.21 Employment Agreement between the Company and Theodore M. Armstrong, dated January 1, 2000. Filed as Exhibit 10.23 to Form 10-K for the fiscal year ended January 29, 2000.**

10.22 Employment Agreement between the Company and Don W. Hubble, dated December 12, 1997. Filed as Exhibit 10.30 to the Form 10-K for fiscal year ended January 31, 1998.**

10.23 Retirement Benefit Agreement between the Company and Don W. Hubble dated January 1, 1998. Filed as Exhibit 10.31 to the Form 10-K for fiscal year ended January 31, 1998.**

10.24      Non-Qualified Stock Option Agreement between the Company and Don
           W. Hubble dated January 2, 1998. Filed as Exhibit 10.32 to the Form 10-K for fiscal year ended January 31, 1998.**

10.25 Description of restricted stock granted to Don W. Hubble effective January 2, 1998. Filed as Exhibit 10.33 to the Form 10-K for fiscal year ended January 31, 1998.**

10.26 Employment Agreement between the Company and Charles D. Molloy, Jr., dated October 1, 1999. Filed as Exhibit 10.29 to the Form 10-Q for fiscal quarter ended October 30, 1999.**

10.27 Employment Agreement between the Company and Steven L. Frey, dated March 1, 2001.*

10.28 Angelica Corporation 1999 Performance Plan. Filed as Appendix A of the Company's Proxy Statement for the Annual Meeting of Shareholders held May 25, 1999.**

10.29 Employment Agreement between the Company and Denis R. Raab, dated August 23, 1999. Filed as Exhibit 10.32 to the Form 10-Q for fiscal quarter ended October 30, 1999.**

10.30 Employment Agreement between the Company and Daniel J. Westrich, dated October 1, 1999. Filed as Exhibit 10.33 to the Form 10-Q for fiscal quarter ended October 30, 1999.**

10.31 Employment Agreement between the Company and James W. Shaffer, dated October 1, 1999. Filed as Exhibit 10.34 to the Form 10-Q for fiscal quarter ended October 30, 1999.**

10.32 Employment Agreement between the Company and Edward P. Ryan, dated November 5, 1999. Filed as Exhibit 10.33 to the Form 10-Q for fiscal quarter ended April 29, 2000.**

10.33 Employment Agreement between the Company and Paul R. Anderegg, dated February 1, 2001.*

10.34 Restricted Stock Agreement between the Company and Edward P. Ryan, dated April 1, 2001.*

13 Certain portions of the Annual Report to Shareholders for the fiscal year ended January 27, 2001 which have been incorporated by reference.*

21         Subsidiaries of the Company*

23         Consent of Independent Public Accountants*

24.1 Powers of Attorney submitted by David A. Abrahamson, Susan S. Elliott, Earle H. Harbison, Jr., Alan C. Henderson, Charles W. Mueller, Stephen M. O'Hara, William A. Peck, H. Edwin Trusheim, and Kelvin R. Westbrook.*

24.2 Certified copy of Board Resolution authorizing Form 10-K filing utilizing powers of attorney.*

99.1 Annual Report on Form 11-K for the Angelica Corporation Retirement Savings Plan.*

The Company will furnish to any record or beneficial shareholder requesting a copy of this Annual Report on Form 10-K a copy of any exhibit indicated in the above list as filed with this Annual Report on Form 10-K upon payment to it of its expenses in furnishing such exhibit.