Form 10-Q
period 2001-04-28
ANGELICA CORP /NEW/
filed 2001-06-05
CIK 6571

================================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


          For The Quarter Ended                      Commission File
             April 28, 2001                           Number 1-5674


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

The number of shares outstanding of Registrant's Common Stock, par value $1.00 per share, at June 1, 2001 was 8,605,103 shares.

================================================================================

                    ANGELICA CORPORATION AND SUBSIDIARIES

           INDEX TO FINANCIAL STATEMENTS AND SUPPORTING SCHEDULES

                FOR APRIL 28, 2001 FORM 10-Q QUARTERLY REPORT



                                                                             Page Number Reference
                                                                             ---------------------

                                                                                               Quarterly Report
                                                                                                      to
                                                                   Form 10-Q                     Shareholders
                                                                   ---------                     ------------

PART I.   FINANCIAL INFORMATION:

    Consolidated Statements of Income -
       First Quarter Ended April 28, 2001
         and April 29, 2000                                                                            3

    Consolidated Balance Sheets -
       April 28, 2001 and January 27, 2001                                                             4

    Consolidated Statements of Cash Flows -
       First Quarter Ended April 28, 2001
         and April 29, 2000                                                                            5

    Notes to Consolidated Financial
       Statements                                                      2

    Management's Discussion and Analysis
       of Operations and Financial Condition                          3-4

    Exhibit A - Quarterly Report to
       Shareholders                                                    5


PART II.  OTHER INFORMATION                                           6-11

                    ANGELICA CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        QUARTER ENDED APRIL 28, 2001


(1) The accompanying consolidated condensed financial statements are unaudited, and it is suggested that these consolidated statements be read in conjunction with the fiscal 2001 Annual Report, including Notes to Financial Statements. However, it is the opinion of the Company that all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results during the interim period have been included.

(2) See Index to Financial Statements and Supporting Schedules on page 1. Those pages of the Angelica Corporation and Subsidiaries Quarterly Report to Shareholders for the quarter ended April 28, 2001, listed in such index are incorporated herein by reference. The pages of the Quarterly Report to Shareholders which are not listed on the index and therefore not incorporated herein by reference are furnished for the information of the Commission but are not to be deemed "filed" as a part of this report. The Quarterly Report to Shareholders referred to herein is located immediately following page 4 of this report.

(3) For purposes of the Consolidated Statements of Cash Flows, the Company considers short-term, highly liquid investments which are readily convertible into cash, as cash equivalents.

                    ANGELICA CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

                           AND FINANCIAL CONDITION

                        QUARTER ENDED APRIL 28, 2001

Analysis of Operations
----------------------

Combined sales and textile service revenues showed improvement over the comparable prior year period for the third quarter in a row, increasing
5.5 percent in the quarter. First quarter sales and revenues were up over last year for each of the three business segments for the second consecutive quarter. However, earnings of $.17 per share in the first quarter were lower than the $.18 per share earned in last year's first quarter as results continue to be negatively affected by extraordinary increases in energy costs, especially in the State of California. Consolidated net income decreased 8.1 percent to $1,449,000 from $1,577,000 last year.

Revenues of the Textile Services segment increased 7.9 percent in the first quarter, as net new business additions remained strong. Earnings of this segment increased 8.8 percent in the quarter as better management of linen costs and productivity improvements from installation of labor-saving equipment helped offset the sharply higher energy costs. First quarter results of this segment were also aided by a $500,000 gain on the sale of a small number of unproductive hospitality accounts. Although sales of the Manufacturing and Marketing segment increased 4.5 percent, the increase was below expectations due largely to the lower level of new program rollouts. In addition, about half of the sales increase was from intersegment sales which are at lower gross margins than sales to third parties. As a result, first quarter earnings of this segment decreased 31.6 percent, despite another strong quarter for the smaller Canadian operations of this segment. Life Retail Stores had a 2.6 percent increase in first quarter sales, as a result of a small 1.5 percent same-store sales increase and the opening of ten new stores during the quarter. However, the sales increase was insufficient to overcome normal operating cost increases, the negative short-term impact on earnings from the new store openings, and higher start-up costs for the catalogue and e-commerce distribution channels. Therefore, this segment posted an operating loss of $61,000 compared with earnings of $543,000 in the first quarter last year. Efforts are being undertaken at both Manufacturing and Marketing and Life Retail Stores to reduce operating expenses to offset the impact of lower-than-expected sales levels.

Selling, general and administrative expenses increased 8.1 percent in the first quarter compared with the same period last year. These expenses increased as a percent of combined sales and textile service revenues from 25.5 percent to 26.1 percent in the quarter reflecting lower-than-planned sales volumes. Corporate expenses, including interest expense, were 10.0 percent lower in the first quarter compared to the year-earlier period, which included certain one-time expenses related to the Company's strategic alternatives process.


Financial Condition
-------------------

The Company had working capital of $124,358,000 and a current ratio of
2.6 to 1 at April 28, 2001, down from $144,237,000 and 4.2 to 1 a year ago due primarily to the reclassification from long-term debt to current maturities of a $25,000,000 debt payment due December 31, 2001. The ratio of long-term debt to debt-plus-equity was
26.7 percent at the close of the quarter, down from 34.9 percent a year ago and 27.1 percent at the beginning of the year.

Cash flow used in operating activities of $1,283,000 in the first quarter compared with $5,046,000 of cash flow provided in the first quarter last year. This decrease is primarily due to payments for the inventory build-up in last year's fourth quarter in the Manufacturing and Marketing segment. Cash used in investing activities was $3,561,000 compared with cash used a year ago of $272,000. Capital expenditures increased $1,717,000 in the current year, primarily to improve productivity and reduce utility costs in the Textile Services segment. Cash flows used in financing activities decreased $2,118,000 in the first quarter, due mainly to a reduction in dividends paid. Cash and short-term investments totaled $14,601,000 at April 28, 2001, down from $17,441,000 a year ago and $20,311,000 at the beginning of the year.

As noted above, the Company's future aggregate cash requirements are affected by the $25,000,000 of debt maturing on December 31, 2001. Based on the Company's cash generation from operations, as well as its strong working capital position, current ratio and ratio of long-term debt to debt-plus-equity, Management believes that internal funds available from operations plus external funds available from the issuance of additional debt and/or equity as needed in the future, will be sufficient for all planned operating and capital requirements, including acquisitions.


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

                                                                  EXHIBIT A

     TEXTILE SERVICES   IMAGE APPAREL   INNOVATION   VALUE

                                            Angelica Corporation
                                            424 South Woods Mill Road
Angelica [logo]                             Suite 300
                                            Chesterfield, Missouri 63017-3406
                                            Tel: 314.854.3800
                                            Fax: 314.854.3890



                                                                 May 17, 2001

Dear Fellow Shareholder:

While results for the first quarter of fiscal 2002 at $.17 per share are below those for the first quarter last year at $.18 per share, the decline was caused primarily by external factors mostly outside of our control -- increased energy costs that could not be passed along to our customers. Our Textile Services segment has eleven of its 26 laundry plants (accounting for 47 percent of our laundry processing requirements) in the State of California, which saw unprecedented increases in energy costs during the quarter. We estimate that our energy costs were $1,600,000 more in the first quarter than they were a year ago, or equal to about $.11 per share before offset for energy surcharges we are collecting from some customers.

Combined sales and textile service revenues increased 5.5 percent to $119,473,000 compared with $113,252,000 in the same period last year, with all three business segments showing increases for the second quarter in a row. Pre-tax income was $2,264,000 in the quarter, compared with $2,503,000 last year, and net income was 8.1 percent lower at $1,449,000 versus $1,577,000 in last year's first quarter.

At the Textile Services segment, revenues rose 7.9 percent in the first quarter to $65,487,000 compared with $60,691,000 last year, and operating earnings for the quarter were $4,740,000 versus $4,356,000, an increase of
8.8 percent. Helping to offset the impact of higher energy costs was a $500,000 gain on the sale of a small number of unproductive hospitality accounts from one of our plants in Florida. We were especially pleased with the increased revenues from Textile Services, our largest segment. Based on new business added of $10,300,000 in the first quarter against losses of $5,000,000, net business added was $5,300,000 in annual revenues, a first quarter record. Our customer retention is also at the highest rate in recent history. Certainly we are pleased with this, but even more importantly, the new business is being added at higher price levels than our current average prices. At Textile Services, our productivity has also increased impressively throughout the segment. This is a result of better management practices as well as the result of capital investments that have been made in the past two years. Capital expenditures are continuing to be made at relatively high levels to continue to reduce labor intensity and, more recently, to install more utility-efficient equipment in selected plants. The management team has embraced three important value-adding processes this year: Customer Profitability, Pricing and Customer Retention through increased customer satisfaction. Of course, intense cost scrutiny is a daily activity in this segment, as these efforts support responsible revenue growth.

The Manufacturing and Marketing segment's sales for the first quarter were $37,641,000, compared with $36,036,000 or 4.5 percent above last year. However, this increase was less than expected, as we experienced a slow-down in the "rollouts" planned for new and existing customers during this year's first quarter, and this shows signs of continuing into later quarters this year. In addition, a good part of the increased sales were to the Textile Services and Life Retail Stores segments at lower margins than outside sales. As a result, operating earnings of $818,000 were below last year's level of $1,196,000. Our Canadian operations, which were combined from two independent units into one last year, had a very strong quarter with a sales increase of
19.1 percent and an operating earnings increase of 71.4 percent, although their contribution is small relative to the U.S. operations of this segment. With the less-than-expected sales levels, Manufacturing and Marketing inventory levels were reduced only marginally in the quarter. Due to the first quarter's results and the impact of a possible further weakening of the economy, we are planning to reduce operating costs significantly in this segment as soon as practical. The benefit of these actions should be felt in the second half of the year.

In the first quarter, Life Retail Stores had a small same-store sales increase of 1.5 percent. This is the ninth quarter in a row where same-store sales have increased, which is an impressive accomplishment given the relatively weak retail environment of the past few months. Overall, sales increased 2.6 percent to $23,902,000, compared with $23,291,000 in the previous year first quarter. This increase, however, was not enough to offset the impact of normal increases in operating costs, nor the downward effect on earnings of opening in the quarter ten additional stores which have not yet become fully productive. As a result, Life had a modest loss of $61,000 in the quarter, compared with operating earnings of $543,000 in the first quarter last year. Among the new stores opened were five stores in the Boston, MA area and three new stores in the Atlanta, GA area. This reflects our strategy of having optimal presence in large healthcare marketplaces. We continue to be encouraged by the gradual growth of sales in the catalogue and e-commerce distribution channels, and we continue to invest for the future in these important channels.

Interest income decreased in the first quarter, reflecting the use of cash for the inventory build-up in last year's fourth quarter in the domestic operations of Manufacturing and Marketing and for the capital investments made to improve productivity and reduce utility costs at Textile Services. The new stores at Life in the first quarter also required cash investments in store fixtures and inventory. As a result, our cash levels were reduced to $14,601,000 at the end of the quarter, down from $20,311,000 at last year end. We are pleased that corporate expenses, including interest expense, were
10.0 percent below the level of the same quarter a year ago.

When the year began, it was expected that we would exceed last year's earnings by 25 to 30 percent. This now appears to be a challenge, given the economic conditions existing today and forecasted to continue throughout the remainder of the year. While the Health Services market - our largest single market, where we have 71 percent of our sales and revenues - is recession resistant, it is not immune from a weak economy. Consumer confidence is eroding nationally, and that will affect Life Retail sales along with all other retailers. At Manufacturing and Marketing, our Lodging and Food Service segments, along with Gaming (casinos) and Recreation (theme parks) may experience weaker demands. The most significant factor affecting our operating earnings, however, may not be on the revenue side, but rather on the cost side. Our Textile Services segment has utility-intensive plants and a large fleet of local and over-the-road vehicles. The continued increases in the cost of energy, especially in California but not restricted to that state, caused operating earnings to be lower than expectations. While we have offset these a bit by better labor and linen management, as well as energy surcharges to our customers, these savings are not sufficient to make up the cost differences. It is likely that we will experience fuel increases for our vehicles on a national basis this summer. We must reduce operating expenses at the Manufacturing and Marketing and the Life Retail segments to reflect their lower-than-planned sales levels as well.

We still expect to achieve double-digit earnings increases for the year, despite the cost challenges that we are facing. To do this, we must continue to reduce costs in all of our operations, avoid margin erosion, and grow our revenues responsibly. It is extremely difficult to quantify the earnings increase, given the uncertain economic conditions we are facing. At this time, our goal is to achieve 15 to 20 percent earnings per share growth for fiscal 2002. This will require hard work and intense attention to detail by the management teams throughout our Company.

Now is the time for Angelica to build upon its position in the Health Services market. We intend to expand our Textile Services operations in the future and have identified the Southwest and the Carolinas as target markets for us. These expansions will support our regional cluster strategy for this business. The healthcare linen supply business will continue to consolidate, and we are becoming ideally positioned to be a consolidator.

As we emerge from the slowdown in the economy and are able to incorporate the increased costs of energy, I am confident that Angelica will add value for our shareholders.

Respectfully submitted,

/s/ Don W. Hubble

Don W. Hubble
Chairman, President and Chief Executive Officer

CONSOLIDATED STATEMENTS OF INCOME
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands, except per share amounts)

                                                             First Quarter Ended
                                                     ----------------------------------
                                                     April 28, 2001      April 29, 2000
                                                     --------------      --------------
Textile service revenues                               $  65,487           $  60,691
Net sales                                                 53,986              52,561
                                                       ---------           ---------
                                                         119,473             113,252
                                                       ---------           ---------

Cost of textile services                                  51,312              47,869
Cost of goods sold                                        32,911              31,784
                                                       ---------           ---------
                                                          84,223              79,653
                                                       ---------           ---------

Gross profit                                              35,250              33,599
                                                       ---------           ---------

Selling, general and
    administrative expenses                               31,182              28,847
Interest expense                                           2,028               2,092
Other (income) expense, net                                 (224)                157
                                                       ---------           ---------
                                                          32,986              31,096
                                                       ---------           ---------

Income before income taxes                                 2,264               2,503
Provision for income taxes                                   815                 926
                                                       ---------           ---------
Net income                                             $   1,449           $   1,577
                                                       =========           =========


Basic and diluted earnings per share *                 $    0.17           $    0.18
                                                       =========           =========


Dividends per common share                             $    0.08           $    0.24
                                                       =========           =========

Comprehensive income consisting of net income and foreign currency translation adjustments, totaled $1,373 and $1,420 for the quarters ended April 28, 2001 and April 29, 2000, respectively.

Certain amounts in the prior year have been reclassified to conform to current year presentation.

In the first quarter of fiscal year 2002, the effective tax rate was adjusted downward from 37.0 percent to 36.0 percent to reflect lower actual state tax expense levels.

[FN]
* Based upon weighted average number of common and common equivalent shares outstanding of 8,664,328 and 8,675,517 for fiscal periods of 2002 and 2001, respectively.

CONSOLIDATED BALANCE SHEETS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)
                                                                       April 28,          January 27,
                                                                          2001                2001
                                                                      -----------         -----------
ASSETS
------
Current Assets:
    Cash and short-term investments                                   $    14,601         $    20,311
    Receivables, less reserve of $2,930 and $2,581                         55,422              54,983
    Inventories:
      Raw material                                                         25,365              27,223
      Work in progress                                                      4,081               5,895
      Finished goods                                                       62,054              58,726
                                                                      -----------         -----------
                                                                           91,500              91,844

    Linens in service                                                      33,284              32,846
    Prepaid expenses and other current assets                               6,415               5,733
                                                                      -----------         -----------
      Total Current Assets                                                201,222             205,717
                                                                      -----------         -----------
Property and Equipment                                                    207,338             204,146
Less -- reserve for depreciation                                          121,449             119,026
                                                                      -----------         -----------
                                                                           85,889              85,120
                                                                      -----------         -----------
Goodwill                                                                    5,231               5,341
Other acquired assets                                                       2,217               2,659
Cash surrender value of life insurance                                     22,873              22,628
Miscellaneous                                                               4,751               4,819
                                                                      -----------         -----------
                                                                           35,072              35,447
                                                                      -----------         -----------
Total Assets                                                          $   322,183         $   326,284
                                                                      ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
    Current maturities of long-term debt                              $    27,841         $    27,841
    Accounts payable                                                       21,985              27,445
    Accrued expenses                                                       27,038              25,982
                                                                      -----------         -----------
      Total Current Liabilities                                            76,864              81,268
                                                                      -----------         -----------
Long-Term Debt, less current maturities                                    60,335              60,963
Other Long-Term Obligations                                                19,454              19,734

Shareholders' Equity:
    Preferred Stock:
      Class A, Series 1, $1 stated value,
        authorized 100,000 shares, outstanding: None                           --                  --
      Class B, authorized 2,500,000 shares, outstanding: None                  --                  --
    Common Stock, $1 par value, authorized 20,000,000
      shares, issued: 9,471,538                                             9,472               9,472
    Capital surplus                                                         4,196               4,196
    Retained earnings                                                     168,639             168,677
    Accumulated other comprehensive income                                 (2,056)             (1,980)
    Common Stock in treasury, at cost: 877,501 and 929,070                (14,721)            (16,046)
                                                                      -----------         -----------
                                                                          165,530             164,319
                                                                      -----------         -----------
Total Liabilities and Shareholders' Equity                            $   322,183         $   326,284
                                                                      ===========         ===========

CONSOLIDATED STATEMENTS OF CASH FLOWS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)

                                                                                First Quarter Ended
                                                                       -------------------------------------
                                                                       April 28, 2001         April 29, 2000
                                                                       --------------         --------------
Cash Flows from Operating Activities:
    Net income                                                            $  1,449               $  1,577
    Non-cash items included in net income:
      Depreciation                                                           3,094                  3,309
      Amortization of acquisition costs                                        552                    602
    Change in working capital components,
      net of businesses acquired/disposed of:                               (5,921)                (1,201)
    Other, net                                                                (457)                   759
                                                                          --------               --------
      Net cash (used in) provided by operating activities                   (1,283)                 5,046
                                                                          --------               --------


Cash Flows from Investing Activities:
    Expenditures for property and equipment, net                            (3,863)                (2,146)
    Disposals of businesses and property                                       302                  1,874
                                                                          --------               --------
      Net cash used in investing activities                                 (3,561)                  (272)
                                                                          --------               --------


Cash Flows from Financing Activities:
    Long-term debt repayments                                                 (628)                  (741)
    Dividends paid                                                            (685)                (2,082)
    Other, net                                                                 447                   (161)
                                                                          --------               --------
      Net cash used in financing activities                                   (866)                (2,984)
                                                                          --------               --------


Net (decrease) increase in cash and
    short-term investments                                                  (5,710)                 1,790
Balance at beginning of year                                                20,311                 15,651
                                                                          --------               --------
Balance at end of period                                                  $ 14,601               $ 17,441
                                                                          ========               ========


Supplemental cash flow information:
    Income taxes paid                                                     $    866               $  1,217
    Interest paid                                                         $  1,322               $    769

BUSINESS SEGMENT INFORMATION
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)

                                                                       First Quarter Ended
                                                               -----------------------------------
                                                               April 28, 2001       April 29, 2000
                                                               --------------       --------------
Sales and textile service revenues:
    Textile Services                                             $   65,487           $   60,691
    Manufacturing and Marketing                                      37,641               36,036
    Retail Sales                                                     23,902               23,291
    Intersegment sales                                               (7,557)              (6,766)
                                                                 ----------           ----------
                                                                 $  119,473           $  113,252
                                                                 ==========           ==========

Earnings:
    Textile Services                                             $    4,740           $    4,356
    Manufacturing and Marketing                                         818                1,196
    Retail Sales                                                        (61)                 543
    Interest, corporate expenses and other, net                      (3,233)              (3,592)
                                                                 ----------           ----------
                                                                 $    2,264           $    2,503
                                                                 ==========           ==========

SUMMARY FINANCIAL POSITION DATA
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands, except ratios, shares and per share amounts)

                                                                       First Quarter Ended
                                                               -----------------------------------
                                                               April 28, 2001       April 29, 2000
                                                               --------------       --------------
Working capital                                                  $  124,358           $  144,237
Current ratio                                                      2.6 to 1             4.2 to 1
Long-term debt                                                   $   60,335           $   87,299
Shareholders' equity                                             $  165,530           $  162,746
Percent long-term debt to debt and equity                              26.7%                34.9%
Equity per common share                                          $    19.26           $    18.76
Common shares outstanding                                         8,594,037            8,675,365




-------------------------------------------------------------------------------
Forward-Looking Statements:

Any forward-looking statements made in this document reflect the Company's current views with respect to future events and financial performance and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that may cause actual results to differ materially from those set forth in these statements. These potential risks and uncertainties include, but are not limited to, competitive and general economic conditions, the ability to retain current customers and to add new customers in competitive market environments, competitive pricing in the marketplace, delays in the shipment of orders, availability of labor at appropriate rates, availability and cost of energy and water supplies, availability of non-domestic image apparel contractors to manufacture and deliver at an appropriate cost and in a timely manner, the ability to attract and retain key personnel, unusual or unexpected cash needs for operations or capital transactions, and other factors which may be identified in the Company's filings with the Securities and Exchange Commission.
-------------------------------------------------------------------------------

PART II.  OTHER INFORMATION


     Item 6. Exhibit and Reports on Form 8-K
     ---------------------------------------

     (a)     See Exhibit Index included herein on pages 7-11.

     (b)     Reports on Form 8-K - A report on Form 8-K was furnished under
             Item 9 on May 24, 2001, containing the Quarterly Report to Shareholders dated May 17, 2001 and mailed to Shareholders on May 24, 2001 as an exhibit, pursuant to Regulation FD.



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


                                        Angelica Corporation
                                        --------------------
                                        (Registrant)



Date: June 5, 2001                      /s/ T. M. Armstrong
                                        -----------------------------
                                        T. M. Armstrong
                                        Senior Vice President -
                                        Finance and Administration
                                        Chief Financial Officer
                                        (Principal Financial Officer)




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

3.1 Restated Articles of Incorporation of the Company, as currently in effect. Filed as Exhibit 3.1 to the Form 10-K for the fiscal year ended January 26, 1991.**

3.2        Current By-Laws of the Company, as last amended March 27, 2001.
           Filed as Exhibit 3.2 to the Form 10-K for the fiscal year ended January 27, 2001.**

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

10.6 Deferred Compensation Option Plan for Selected Management Employees. Filed as Exhibit 19.9 to the Form 10-K for fiscal year ended January 26, 1991, incorporating all amendments thereto through the date of this filing. The last amendment thereto was filed as Exhibit 10.34 to the Form 10-K for fiscal year ended January 25, 1997.**

10.7       Deferred Compensation Option Plan for Directors. Filed as
           Exhibit 19.8 to the Form 10-K for fiscal year ended January 26, 1991, incorporating all amendments thereto through the date of this filing.**

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

10.12 Non-Employee Directors Stock Plan. Filed as Exhibit 10.3 to the Form 10-K for fiscal year ended January 27, 1990, incorporating all amendments thereto through the date of this filing.**

10.13 Restated Deferred Compensation Plan for Non-Employee Directors. Filed as Exhibit 10 (v) to the Form 10-K for fiscal year ended January 28, 1984, incorporating all amendments thereto through the date of this filing. The last amendment thereto was filed as Exhibit 10.25 to Form 10-K for the fiscal year ended January 28, 1995.**

10.14 Restated Angelica Corporation Stock Bonus and Incentive Plan (Incorporating Amendments Adopted Through August 1, 1999). Filed as Exhibit 10.16 to the Form 10-K for the fiscal year ended January 29, 2000.**

10.15      Angelica Corporation Pension Plan as Amended and Restated.
           Filed as Exhibit 19.7 to the Form 10-K for fiscal year ended January 26, 1991, incorporating all amendments thereto through the date of this filing. The last amendment thereto was filed as
           Exhibit 10.23 to the Form 10-Q for fiscal quarter ended July 27, 1996.**

10.16 Angelica Corporation 1994 Non-Employee Directors Stock Plan. Filed as Appendix A of the Company's Proxy Statement for the Annual Meeting of Shareholders held on May 23, 1995 and incorporating all amendments thereto through the date of this filing. The last amendment thereto was filed as Exhibit 10.35 to the Form 10-K for fiscal year ended January 31, 1998.**

10.17 Specimen form of Stock Option Agreement under the Angelica Corporation Stock Option Plan. Filed as Exhibit 10.20 to the Form 10-K for fiscal year ended January 27, 1996.**

10.18      Form of Stock Option Agreement under the Angelica Corporation
           1994 Performance Plan (filed as Exhibit 10.21 to the Form 10-K for fiscal year ended January 27, 1996) with one of the Company's executive officers, together with schedule identifying the officer and setting forth the material details in which the agreement differs from the form of agreement that is filed. Filed as Exhibit
           10.21 to the Form 10-K for fiscal year ended January 25, 1997.**

10.19 Specimen form of Stock Option Agreement under the Angelica Corporation 1999 Performance Plan. Filed as Exhibit 10.21 to the Form 10-K for the fiscal year ended January 29, 2000.**

10.20 Form of Indemnification Agreement between the Company and each of its directors and executive officers (filed as Exhibit 10.22 to the Form 10-K for fiscal year ended January 30, 1999).** An amended schedule identifying the directors and current executive officers who have executed such agreements was filed as Exhibit 10.20 to the Form 10-K for fiscal year ended January 27, 2001.**

10.21 Employment Agreement between the Company and Theodore M. Armstrong, dated January 1, 2000. Filed as Exhibit 10.23 to the Form 10-K for the fiscal year ended January 29, 2000.**

10.22 Employment Agreement between the Company and Don W. Hubble, dated December 12, 1997. Filed as Exhibit 10.30 to the Form 10-K for fiscal year ended January 31, 1998.**

10.23 Retirement Benefit Agreement between the Company and Don W. Hubble dated January 1, 1998. Filed as Exhibit 10.31 to the Form 10-K for fiscal year ended January 31, 1998.**

10.24      Non-Qualified Stock Option Agreement between the Company and
           Don W. Hubble dated January 2, 1998. Filed as Exhibit 10.32 to the Form 10-K for fiscal year ended January 31, 1998.**

10.25      Employment Agreement between the Company and Charles D.
           Molloy, Jr., dated October 1, 1999. Filed as Exhibit 10.29 to the Form 10-Q for fiscal quarter ended October 30, 1999.**

10.26 Employment Agreement between the Company and Steven L. Frey, dated March 1, 2001. Filed as Exhibit 10.27 to the Form 10-K for fiscal year ended January 27, 2001.**

10.27 Angelica Corporation 1999 Performance Plan. Filed as Appendix A of the Company's Proxy Statement for the Annual Meeting of Shareholders held May 25, 1999.**

10.28 Employment Agreement between the Company and Denis R. Raab, dated August 23, 1999. Filed as Exhibit 10.32 to the Form 10-Q for fiscal quarter ended October 30, 1999.**

10.29 Employment Agreement between the Company and Daniel J. Westrich, dated October 1, 1999. Filed as Exhibit 10.33 to the Form 10-Q for fiscal quarter ended October 30, 1999.**

10.30 Employment Agreement between the Company and James W. Shaffer, dated October 1, 1999. Filed as Exhibit 10.34 to the Form 10-Q for fiscal quarter ended October 30, 1999.**

10.31 Employment Agreement between the Company and Edward P. Ryan, dated November 5, 1999. Filed as Exhibit 10.33 to the Form 10-Q for fiscal quarter ended April 29, 2000.**

10.32 Employment Agreement between the Company and Paul R. Anderegg, dated February 1, 2001. Filed as Exhibit 10.33 to the Form 10-K for fiscal year ended January 27, 2001.**

10.33 Restricted Stock Agreement between the Company and Edward P. Ryan, dated April 1, 2001. Filed as Exhibit 10.34 to the Form 10-K for fiscal year ended January 27, 2001.**