Form 10-Q
period 2001-07-28
ANGELICA CORP /NEW/
filed 2001-09-06
CIK 6571

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       For The Quarter Ended                         Commission File
           July 28, 2001                              Number 1-5674


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

The number of shares outstanding of Registrant's Common Stock, par value $1.00 per share, at September 1, 2001 was 8,607,499 shares.

================================================================================

                      ANGELICA CORPORATION AND SUBSIDIARIES

             INDEX TO FINANCIAL STATEMENTS AND SUPPORTING SCHEDULES

                  FOR JULY 28, 2001 FORM 10-Q QUARTERLY REPORT




                                                Page Number Reference
                                                ---------------------

                                                         Quarterly Report
                                                                to
                                             Form 10-Q     Shareholders
                                             ---------     ------------
PART I.  FINANCIAL INFORMATION:

  Consolidated Statements of Income -
    Second Quarter and First Half Ended
      July 28, 2001 and July 29, 2000                            3

  Consolidated Balance Sheets -
    July 28, 2001 and January 27, 2001                           4

  Consolidated Statements of Cash Flows -
    First Half Ended July 28, 2001
      and July 29, 2000                                          5

  Notes to Consolidated Financial
    Statements                                    2

  Management's Discussion and Analysis
    of Operations and Financial Condition       3-4

  Exhibit A - Quarterly Report to
    Shareholders                                  5


PART II.  OTHER INFORMATION                    6-11

                      ANGELICA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           QUARTER ENDED JULY 28, 2001



(1) The accompanying consolidated condensed financial statements are unaudited, and it is suggested that these consolidated statements be read in conjunction with the fiscal 2001 Annual Report, including Notes to Consolidated Financial Statements. However, it is the opinion of the Company that all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results during the interim period have been included.

(2) See Index to Financial Statements and Supporting Schedules on page 1. Those pages of the Angelica Corporation and Subsidiaries Quarterly Report to Shareholders for the quarter ended July 28, 2001, listed in such index are incorporated herein by reference. The pages of the Quarterly Report to Shareholders which are not listed on the index and therefore not incorporated herein by reference are furnished for the information of the Commission but are not to be deemed "filed" as a part of this report. The Quarterly Report to Shareholders referred to herein is located immediately following page 4 of this report.

(3) For purposes of the Consolidated Statements of Cash Flows, the Company considers short-term, highly liquid investments which are readily convertible into cash, as cash equivalents.

(4) In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 governs the initial recognition and measurement of intangible assets acquired in business combinations initiated after June 30, 2001. Under SFAS 142, goodwill recorded as of June 30, 2001 will no longer be amortized effective with the date of adoption, which is January 27, 2002 for the Company. Additionally, any goodwill recognized from a business combination completed after June 30, 2001 will not be amortized. Instead, goodwill will be tested for impairment as of the date of adoption and at least annually thereafter using a fair-value based analysis. The Company has not determined the effect on its consolidated financial statements that will result from the adoption of SFAS 141 and SFAS 142. Goodwill amortization expense is expected to be approximately $400,000 in fiscal 2002, and would be a comparable amount in fiscal 2003, absent this accounting change.

                      ANGELICA CORPORATION AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

                             AND FINANCIAL CONDITION

                           QUARTER ENDED JULY 28, 2001

   Analysis of Operations
   ----------------------

   Combined sales and textile service revenues for the second quarter and first half ended July 28, 2001 increased 2.7 percent and 4.1 percent, respectively, over the comparable prior year periods. This is the fourth consecutive quarterly increase in combined sales and textile service revenues. However, a strong performance by our largest business segment, Textile Services, could not overcome earnings declines for the quarter in our Manufacturing and Marketing and Life Retail Stores segments primarily due to a weak economy. As a result, earnings of $.10 per share in the quarter were 52.4 percent lower than the $.21 per share earned a year ago. Earnings per share in the first half this year were $.27 compared with $.39 last year, a decline of 30.8 percent.

   Revenues of the Textile Services segment increased 8.2 percent in the second quarter, and are up 8.1 percent for the year, due to record high levels of net new business additions. Earnings of this segment increased
   24.9 percent in the quarter and 16.4 percent in the first half as a result of the higher revenues combined with continued improvements in plant productivity and linen management. Energy costs also moderated somewhat during the quarter. In the second quarter, sales of the Manufacturing and Marketing segment declined 4.7 percent and operating earnings fell by 65.3 percent compared to a year ago. Lower levels of purchases by new and existing customers and slightly lower gross margins due to sales mix produced a small operating loss at Angelica Image Apparel, the domestic operations of this segment. The Canadian operations of this segment, on the other hand, had excellent sales and earnings gains in the quarter and first half. For the first half of the year, earnings of the Manufacturing and Marketing segment were down 52.8 percent on a 0.3 percent decline in sales. In the second quarter, operating expense reductions amounting to approximately $4,000,000 on an annualized basis were implemented at Angelica Image Apparel. These reductions are expected to benefit the second half of the year. Second quarter sales at Life Retail Stores were also affected by the current economic slowdown, declining 2.7 percent as a result of a same-store sales decline of 6.2 percent. For the first half of the year, sales increased 0.1 percent due to the opening of ten new stores and sales from the catalogue and e-commerce distribution channels offset by a same-store sales decline of 2.1 percent. However, sales through these new distribution channels were lower than planned, and the new stores have not yet made a positive contribution to earnings. Consequently, this segment posted operating losses of $712,000 in the second quarter and $773,000 in the first half, compared with earnings of $146,000 and $689,000 in the second quarter and first half, respectively, a year ago.

   Selling, general and administrative expenses increased 7.0 percent in the second quarter compared with the same period last year. These expenses increased as a percent of combined sales and textile service revenues from
   24.8 percent to 25.8 percent in the quarter reflecting the sales declines in Manufacturing and Marketing and Life Retail Stores. Corporate expenses, including interest, increased 7.3 percent in the quarter due mainly to reduced interest income on lower cash balances and lower interest rates.

   Financial Condition
   -------------------

   The Company had working capital of $120,064,000 and a current ratio of 2.5 to 1 at July 28, 2001, down from $146,174,000 and 4.0 to 1 a year ago due primarily to the reclassification from long-term debt to current maturities of a $25,000,000 debt payment due December 31, 2001. The ratio of long-term debt to debt-plus-equity was 25.0 percent at the close of the quarter, down from 34.5 percent a year ago and 27.1 percent at the beginning of the year.

   Operating activities provided total cash flow of $1,702,000 in the first half compared with $9,974,000 in the first half last year. This decrease is primarily due to payments for the inventory build-up in last year's fourth quarter in the Manufacturing and Marketing segment, coupled with additional working capital requirements to support growth at Textile Services. Cash used in investing activities was $6,281,000 compared with cash used a year ago of $2,050,000. The difference is due mainly to increased capital expenditures of $2,645,000 in the current year, primarily to improve productivity and reduce utility costs in the Textile Services segment and to open new Life Retail stores. Cash flows used in financing activities decreased $2,679,000 in this year's first half compared to the year earlier period, due mainly to a reduction in dividends paid. Cash and short-term investments totaled $13,271,000 at July 28, 2001, down from $18,435,000 a year ago and $20,311,000 at the beginning of the year.

   During the second quarter, the Company entered into two new loan commitment agreements that made available to the Company up to $30,000,000 on a revolving credit basis for working capital and other purposes. Shortly after the end of the quarter, on July 30, 2001, $15,000,000 of the $25,000,000 of 9.15 percent interest-bearing debt maturing on December 31, 2001 was prepaid using $12,000,000 of proceeds from one of the agreements plus cash on hand. The prepayment is expected to save approximately $240,000 of net interest expense in the second half of this year.

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

                                                                  EXHIBIT A


 TEXTILE SERVICES   IMAGE APPAREL   INNOVATION VALUE

                                               Angelica Corporation
                                               424 South Woods Mill Road
                                               Suite 300
Angelica [Logo]                                Chesterfield, Missouri 63017 3406
                                               Tel: 314.854.3800
                                               Fax: 314.854.3890



                                                        August 16, 2001
Dear Fellow Shareholder:

As indicated in our August 16, 2001 press release, second quarter results were a disappointment and were below last year's comparable quarter by a significant amount. Earnings per share for the quarter were $.10 compared to $.21 a year ago, as the weak economy drove down sales and earnings for two of our three business segments.

Second quarter combined sales and textile service revenues increased 2.7 percent to $117,002,000 from $113,940,000 in the same period last year. Pretax income was $1,399,000 in the quarter compared with $2,868,000 last year, and net income decreased 50.5 percent to $895,000 from $1,807,000 in last year's second quarter. For the first half of this year, combined sales and textile service revenues were $236,475,000 compared with $227,192,000 in last year's first half, an increase of 4.1 percent. Pretax income of $3,663,000 compared with $5,371,000 in the prior year's first half, and net income was $2,344,000 versus $3,384,000 in the same period last year, a decrease of 30.7 percent. Earnings per share in the first half this year were $.27 compared with $.39 last year.

Fortunately, our largest business segment, Textile Services, had a very strong quarter, both in terms of revenues and earnings. Revenues in this segment increased 8.2 percent to $64,846,000 compared with $59,920,000 in the second quarter last year, and operating earnings increased 24.9 percent in the quarter to $4,831,000 compared with $3,868,000 last year. In comparing the first half of this year to last, revenues have increased by $9,722,000 or 8.1 percent, and earnings have increased by $1,348,000 or 16.4 percent. The investments that we have made in labor-saving and energy-efficient equipment have begun to have a positive effect on the bottom line. Just as significantly, the closing of value-destroying operations over the past three years has also helped us to improve earnings. Value-adding sales growth has occurred in this segment as a result of our rebuilding the sales force and our focus on customer profitability and improved customer service. New business additions, net of customer losses, were at record high levels for both the second quarter and first half of this year. Textile Services serves the healthcare industry primarily, and while not recession proof, this industry is certainly more recession resistant than many other market segments that we serve at Angelica. The healthcare industry, while still under intense cost pressure, is in the best financial condition that it has been in a number of years. We intend to allocate additional resources to the Textile Services segment in order to leverage our commitment to add more shareholder value.

In the second quarter, the Manufacturing and Marketing segment's sales (before inter-segment sales) declined 4.7 percent to $37,156,000 compared with $38,978,000 last year. Operating earnings fell to $714,000 compared with $2,055,000 in the same quarter last year, a decline of 65.3 percent. We did add a number of new customers, but they purchased less than we expected, and existing customers purchased less this year than last as well. We believe that the weak economy is the principal reason for the sales shortfall, as our customers are reducing purchases to essential levels wherever possible. The Canadian operations of this segment, on the other hand, had excellent growth in sales and earnings for the quarter and first half; however, their positive results could not offset the declines at Angelica Image Apparel, the domestic operations. On an annualized basis, we have already reduced operating expenses at Image Apparel by approximately $4,000,000 and are currently implementing another round of expense reductions totaling another $1,000,000. These reductions will help us to achieve improved earnings in the second half of the year. Other corrective actions include gross



www.angelica-corp.com
margin improvement - through responsible pricing and improved sourcing of products non-domestically - as well as inventory reduction and simplifying the business wherever possible. This business segment had experienced positive increases in earnings in each of the last three fiscal years, and it is a disappointment to take a step backward in our turnaround efforts in the first half of this year.

Life Retail was the other business segment suffering sales and earnings declines for the quarter and year to date, also largely due to an unexpected weak economy. In the second quarter, Life Retail had a same-store sales decline of 6.2 percent, the first such decline in two and one-half years. Overall, second quarter sales declined 2.7 percent to $20,774,000 compared with $21,355,000 last year. This segment had an operating loss of $712,000 in the second quarter compared with operating earnings of $146,000 in last year's quarter. While an estimated 25 percent of nationwide healthcare apparel sales are purchased from the catalogue and e-commerce channels, Life Retail was not represented in these channels until recently. The entry cost of this has been higher than planned, primarily due to slower sales growth than we expected, but clearly Life needs to sell products through these channels. New store openings, which have totaled ten so far this year, also negatively affected earnings in this segment, but should contribute positively in the future. On the plus side, gross margins have increased in the segment this year and were at a two-year high in July. Healthcare employment continues to grow, although it appears that many healthcare employees are curtailing uniform apparel purchases at this time. We expect some recovery in earnings in the second half of the year as a result of expense control measures (including a freeze on new store openings) and are encouraged for the future when the economy strengthens.

Angelica's results so far this year are bittersweet. We are encouraged by the revenue and strong earnings growth trend in our largest business segment, Textile Services, but are discouraged by the lack of sales growth in the Manufacturing and Marketing and Life Retail business segments and the corresponding reduction in operating earnings. As we all know, business is not without risk, and in hindsight some of the decisions that we made to grow sales and earnings responsibly in these segments perhaps were ill advised given current economic conditions. Now it is up to Management to make corrections, while at the same time being careful not to overreact. It is not unlike changing a flat tire on a moving car.

Responsible revenue growth, attraction and retention of managerial talent, and avoiding margin erosion are the three biggest challenges facing CEOs in corporate America today. We face these as well, and by focusing our efforts on this challenge triumvirate, we believe we will continue to perform exceptionally well in our Textile Services segment and will be able to improve our results at Life Retail and Manufacturing and Marketing.

However, because there seems little hope of economic recovery until early next year and assuming no worsening in the meantime, we expect Angelica's results for fiscal 2002 to be equal to or possibly five percent less than the $.76 per share we earned last year. When the economy strengthens, we expect Angelica's value-building strategies will be rewarded and that shareholder value will improve.

Respectfully submitted,


/s/ Don W. Hubble

Don W. Hubble
Chairman, President and Chief Executive Officer

CONSOLIDATED STATEMENTS OF INCOME
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands, except per share amounts)


                                             Second Quarter Ended           First Half Ended
                                           -----------------------       -----------------------
                                           July 28,       July 29,       July 28,       July 29,
                                             2001           2000           2001           2000
                                           --------       --------       --------       --------
Textile service revenues                   $ 64,846       $ 59,920       $130,333       $120,611
Net sales                                    52,156         54,020        106,142        106,581
                                           --------       --------       --------       --------
                                            117,002        113,940        236,475        227,192
                                           --------       --------       --------       --------

Cost of textile services                     51,480         47,947        102,792         95,816
Cost of goods sold                           31,522         32,868         64,433         64,652
                                           --------       --------       --------       --------
                                             83,002         80,815        167,225        160,468
                                           --------       --------       --------       --------

Gross profit                                 34,000         33,125         69,250         66,724
                                           --------       --------       --------       --------

Selling, general and
   administrative expenses                   30,219         28,243         61,401         57,090
Interest expense                              2,019          2,069          4,047          4,161
Other expense (income), net                     363            (55)           139            102
                                           --------       --------       --------       --------
                                             32,601         30,257         65,587         61,353
                                           --------       --------       --------       --------

Income before income taxes                    1,399          2,868          3,663          5,371
Provision for income taxes                      504          1,061          1,319          1,987
                                           --------       --------       --------       --------
Net income                                 $    895       $  1,807       $  2,344       $  3,384
                                           ========       ========       ========       ========


Basic and diluted earnings per share *     $   0.10       $   0.21       $   0.27       $   0.39
                                           ========       ========       ========       ========


Dividends per common share                 $   0.08       $   0.08       $   0.16       $   0.32
                                           ========       ========       ========       ========


Comprehensive income, consisting of net income and foreign currency translation adjustments, totaled $917 and $1,820 for the quarters ended
July 28, 2001 and July 29, 2000, respectively; and $2,290 and $3,240 for the first halves ended July 28, 2001 and July 29, 2000, respectively.

Certain amounts in the prior year have been reclassified to conform to current year presentation.

For fiscal year 2002, the effective tax rate was adjusted downward from
37.0 percent to 36.0 percent to reflect lower actual state tax expense levels.

* Based upon weighted average number of common and common equivalent shares outstanding of 8,696,067 and 8,710,485 for fiscal periods of 2002 and 2001, respectively.

CONSOLIDATED BALANCE SHEETS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)


                                                                         July 28,     January 27,
                                                                           2001          2001
                                                                         --------     -----------
ASSETS
------
Current Assets:
   Cash and short-term investments                                       $ 13,271      $ 20,311
   Receivables, less reserve of $3,222 and $2,581                          56,071        54,983
   Inventories:
     Raw material                                                          21,321        27,223
     Work in progress                                                       3,667         5,895
     Finished goods                                                        63,371        58,726
                                                                         --------      --------
                                                                           88,359        91,844

   Linens in service                                                       33,399        32,846
   Prepaid expenses and other current assets                                7,031         5,733
                                                                         --------      --------
     Total Current Assets                                                 198,131       205,717
                                                                         --------      --------

Property and Equipment                                                    209,272       204,146
Less -- reserve for depreciation                                          123,831       119,026
                                                                         --------      --------
                                                                           85,441        85,120
                                                                         --------      --------

Goodwill                                                                    5,128         5,341
Other acquired assets                                                       1,792         2,659
Cash surrender value of life insurance                                     22,929        22,628
Miscellaneous                                                               4,633         4,819
                                                                         --------      --------
                                                                           34,482        35,447
                                                                         --------      --------
Total Assets                                                             $318,054      $326,284
                                                                         ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Current maturities of long-term debt                                  $ 31,854      $ 27,841
   Accounts payable                                                        19,706        27,445
   Accrued expenses                                                        26,507        25,982
                                                                         --------      --------
     Total Current Liabilities                                             78,067        81,268
                                                                         --------      --------

Long-Term Debt, less current maturities                                    55,264        60,963
Other Long-Term Obligations                                                18,835        19,734

Shareholders' Equity:
   Preferred Stock:
     Class A, Series 1, $1 stated value,
       authorized 100,000 shares, outstanding: None                            --            --
     Class B, authorized 2,500,000 shares, outstanding: None                   --            --
   Common Stock, $1 par value, authorized 20,000,000
     shares, issued: 9,471,538                                              9,472         9,472
   Capital surplus                                                          4,196         4,196
   Retained earnings                                                      168,647       168,677
   Accumulated other comprehensive income                                  (2,034)       (1,980)
   Common Stock in treasury, at cost: 864,732 and 929,070                 (14,393)      (16,046)
                                                                         --------      --------
                                                                          165,888       164,319
                                                                         --------      --------
   Total Liabilities and Shareholders' Equity                            $318,054      $326,284
                                                                         ========      ========

CONSOLIDATED STATEMENTS OF CASH FLOWS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)


                                                                          First Half Ended
                                                                    ------------------------------
                                                                    July 28, 2001    July 29, 2000
                                                                    -------------    -------------
Cash Flows from Operating Activities:
   Net income                                                          $ 2,344          $ 3,384
   Non-cash items included in net income:
     Depreciation                                                        6,262            6,581
     Amortization of acquisition costs                                   1,080            1,195
   Change in working capital components,
     net of businesses acquired/disposed of                             (6,970)          (2,032)
   Other, net                                                           (1,014)             846
                                                                       -------          -------
     Net cash provided by operating activities                           1,702            9,974
                                                                       -------          -------


Cash Flows from Investing Activities:
   Expenditures for property and equipment, net                         (6,583)          (3,938)
   Disposals of businesses and property                                    302            1,888
                                                                       -------          -------
     Net cash used in investing activities                              (6,281)          (2,050)
                                                                       -------          -------


Cash Flows from Financing Activities:
   Long-term debt repayments                                            (1,686)          (1,865)
   Dividends paid                                                       (1,373)          (2,778)
   Repurchase of stock                                                      --             (416)
   Other, net                                                              598              (81)
                                                                       -------          -------
     Net cash used in financing activities                              (2,461)          (5,140)
                                                                       -------          -------


Net (decrease) increase in cash and short-term investments              (7,040)           2,784
Balance at beginning of year                                            20,311           15,651
                                                                       -------          -------
Balance at end of period                                               $13,271          $18,435
                                                                       =======          =======


Supplemental cash flow information:
   Income taxes paid                                                   $ 2,982          $ 3,318
   Interest paid                                                       $ 4,138          $ 3,667

BUSINESS SEGMENT INFORMATION
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)

                                            Second Quarter Ended            First Half Ended
                                           -----------------------       -----------------------
                                           July 28,       July 29,       July 28,       July 29,
                                             2001           2000           2001           2000
                                           --------       --------       --------       --------
Sales and textile service revenues:
   Textile Services                        $ 64,846       $ 59,920       $130,333       $120,611
   Manufacturing and Marketing               37,156         38,978         74,797         75,014
   Retail Sales                              20,774         21,355         44,677         44,646
   Intersegment sales                        (5,774)        (6,313)       (13,332)       (13,079)
                                           --------       --------       --------       --------
                                           $117,002       $113,940       $236,475       $227,192
                                           ========       ========       ========       ========

Earnings:
   Textile Services                        $  4,831       $  3,868       $  9,572       $  8,224
   Manufacturing and Marketing                  714          2,055          1,533          3,251
   Retail Sales                                (712)           146           (773)           689
   Interest, corporate expenses and
     other, net                              (3,434)        (3,201)        (6,669)        (6,793)
                                           --------       --------       --------       --------
                                           $  1,399       $  2,868       $  3,663       $  5,371
                                           ========       ========       ========       ========


SUMMARY FINANCIAL POSITION DATA
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands, except ratios, shares and per share amounts)

                                                       First Half Ended
                                                  ----------------------------
                                                   July 28,          July 29,
                                                     2001              2000
                                                  ----------        ----------
   Working capital                                $  120,064        $  146,174
   Current ratio                                    2.5 to 1          4.0 to 1
   Long-term debt                                 $   55,264        $   86,287
   Shareholders' equity                           $  165,888        $  163,521
   Percent long-term debt to debt and equity           25.0%             34.5%
   Equity per common share                        $    19.27        $    18.93
   Common shares outstanding                       8,606,806         8,638,057



----------------------------------------------------------------------------
Forward-Looking Statements:

Any forward-looking statements made in this document reflect the
Company's current views with respect to future events and financial performance and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that may cause actual results to differ materially from those set forth in these statements. These potential risks and uncertainties include, but are not limited to, competitive and general economic conditions, the ability to retain current customers and to add new customers in competitive market environments, competitive pricing in the marketplace, delays in the shipment of orders, availability of labor at appropriate rates, availability and cost of energy and water supplies, availability of non-domestic image apparel contractors to manufacture and deliver at an appropriate cost and in a timely manner, the ability to attract and retain key personnel, unusual or unexpected cash needs for operations or capital transactions, and other factors which may be identified in the Company's filings with the Securities and Exchange Commission.
----------------------------------------------------------------------------

PART II.  OTHER INFORMATION


Item 4. Results of Votes of Security Holders
--------------------------------------------

At the Annual Meeting of Shareholders held on May 30, 2001, the only matter submitted to a vote of shareholders was the election of Directors.

The following Directors were elected to the following terms (or until a successor is elected and has qualified or until his or her earlier death, resignation or removal):

                                                      Votes       Votes
     Name                                             "For"     "Withheld"
     ----                                             -----      ---------

For Term expiring at the 2003 Annual Meeting:
     Alan C. Henderson...........................   7,905,474     70,373
     Stephen M. O'Hara...........................   7,909,048     66,799

For Term expiring at the 2004 Annual Meeting:
     Susan S. Elliott............................   7,909,734     66,113
     Don W. Hubble...............................   7,915,746     60,101
     Kelvin R. Westbrook.........................   7,909,748     66,099



The following Directors are continuing current terms expiring at the 2002 Annual Meeting: Charles W. Mueller and Dr. William A. Peck. The following Director is continuing a current term expiring at the 2003 Annual Meeting:
David A. Abrahamson.

Brokers were permitted to vote on the election of Directors in the absence of instructions from street-name holders; therefore broker non-votes did not occur in that matter.

Item 6. Exhibit and Reports on Form 8-K
---------------------------------------

(a) See Exhibit Index included herein on pages 8-11.

(b) Reports on Form 8-K - A report on Form 8-K was furnished under Item 9 on August 23, 2001, containing the Quarterly Report to Shareholders dated August 16, 2001 and mailed to Shareholders on August 23, 2001 as an exhibit, pursuant to Regulation FD.


                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Angelica Corporation
                                         ----------------------------------
                                         (Registrant)



Date: September 6, 2001                  /s/ T. M. Armstrong
                                         ----------------------------------
                                         T. M. Armstrong
                                         Senior Vice President-
                                         Finance and Administration
                                         Chief Financial Officer
                                         (Principal Financial Officer)




                                         /s/ James W. Shaffer
                                         ----------------------------------
                                         James W. Shaffer
                                         Vice President and Treasurer
                                         (Principal Accounting Officer)

EXHIBIT INDEX
-------------

Exhibit
Number     Exhibit
------     --------

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

10.1 Angelica Corporation 1994 Performance Plan (as amended 1/31/95). Filed as Exhibit 10.1 to the Form 10-K for fiscal year ended January 28, 1995.**

10.2 Form of Participation Agreement for the Angelica Corporation Management Retention and Incentive Plan (filed as Exhibit 10.3 to the Form 10-K for fiscal year ended 1/30/93 and incorporated herein by reference) with revised schedule setting out executive officers covered under such agreements and the "Benefit Multiple" listed for each.**

10.3 Angelica Corporation Stock Award Plan. Filed as Exhibit 10 to the Form 10-K for fiscal year ended February 1, 1992.**

10.4       Angelica Corporation Supplemental Plan restated as of September
           1, 2000. Filed as Exhibit 10.6 to the Form 10-Q for fiscal quarter ended October 28, 2000.**

10.5 Deferred Compensation Option Plan for Selected Management Employees. Filed as Exhibit 19.9 to the Form 10-K for fiscal year ended January 26, 1991, incorporating all amendments thereto through the date of this filing. The last amendment thereto was filed as Exhibit 10.34 to the Form 10-K for fiscal year ended January 25, 1997.**

10.6       Deferred Compensation Option Plan for Directors. Filed as Exhibit
           19.8 to the Form 10-K for fiscal year ended January 26, 1991, incorporating all amendments thereto through the date of this filing.**

10.7       Supplemental and Deferred Compensation Trust. Filed as Exhibit
           19.5 to the Form 10-K for fiscal year ended February 1, 1992.**

10.8 Management Retention Trust. Filed as Exhibit 19.4 to the Form 10-K for fiscal year ended February 1, 1992.**

10.9       Performance Shares Plan for Selected Senior Management
           (restated). Filed as Exhibit 19.3 to the Form 10-K for fiscal year ended January 26, 1991.**

10.10      Management Retention and Incentive Plan (restated). Filed as
           Exhibit 19.1 to the Form 10-K for fiscal year ended January 26, 1991.**

10.11 Restated Deferred Compensation Plan for Non-Employee Directors. Filed as Exhibit 10 (v) to the Form 10-K for fiscal year ended January 28, 1984, incorporating all amendments thereto through the date of this filing. The last amendment thereto was filed as
           Exhibit 10.25 to Form 10-K for the fiscal year ended January 28, 1995.**

10.12 Restated Angelica Corporation Stock Bonus and Incentive Plan (Incorporating Amendments Adopted Through August 1, 1999). Filed as
           Exhibit 10.16 to the Form 10-K for the fiscal year ended January 29, 2000.**

10.13      Angelica Corporation Pension Plan as Amended and Restated. Filed as
           Exhibit 19.7 to the Form 10-K for fiscal year ended January 26, 1991, incorporating all amendments thereto through the date of this filing. The last amendment thereto was filed as Exhibit 10.23 to the Form 10-Q for fiscal quarter ended July 27, 1996.**

10.14 Angelica Corporation 1994 Non-Employee Directors Stock Plan. Filed as Appendix A of the Company's Proxy Statement for the Annual Meeting of Shareholders held on May 23, 1995 and incorporating all amendments thereto through the date of this filing. The last amendment thereto was filed as Exhibit 10.35 to the Form 10-K for fiscal year ended January 31, 1998.**

10.15 Specimen form of Stock Option Agreement under the Angelica Corporation 1994 Performance Plan.*

10.16 Specimen form of Stock Option Agreement under the Angelica Corporation 1999 Performance Plan.*

10.17 Form of Indemnification Agreement between the Company and each of its directors and executive officers (filed as Exhibit 10.22 to the Form 10-K for fiscal year ended January 30, 1999).** An amended schedule identifying the directors and current executive officers who have executed such agreements was filed as Exhibit
           10.20 to the Form 10-K for fiscal year ended January 27, 2001.**

10.18 Employment Agreement between the Company and Theodore M. Armstrong, dated January 1, 2000. Filed as Exhibit 10.23 to the Form 10-K for the fiscal year ended January 29, 2000.**

10.19 Employment Agreement between the Company and Don W. Hubble, dated December 12, 1997. Filed as Exhibit 10.30 to the Form 10-K for fiscal year ended January 31, 1998.**

10.20 Retirement Benefit Agreement between the Company and Don W. Hubble dated January 1, 1998. Filed as Exhibit 10.31 to the Form 10-K for fiscal year ended January 31, 1998.**

10.21 Non-Qualified Stock Option Agreement between the Company and Don W. Hubble dated January 2, 1998. Filed as Exhibit 10.32 to the Form 10-K for fiscal year ended January 31, 1998.**

10.22 Employment Agreement between the Company and Charles D. Molloy, Jr., dated October 1, 1999. Filed as Exhibit 10.29 to the Form 10-Q for fiscal quarter ended October 30, 1999.**

10.23 Employment Agreement between the Company and Steven L. Frey, dated March 1, 2001. Filed as Exhibit 10.27 to the Form 10-K for fiscal year ended January 27, 2001.**

10.24 Angelica Corporation 1999 Performance Plan. Filed as Appendix A of the Company's Proxy Statement for the Annual Meeting of Shareholders held May 25, 1999.**

10.25 Employment Agreement between the Company and Denis R. Raab, dated August 23, 1999. Filed as Exhibit 10.32 to the Form 10-Q for fiscal quarter ended October 30, 1999.**

10.26 Employment Agreement between the Company and Daniel J. Westrich, dated October 1, 1999. Filed as Exhibit 10.33 to the Form 10-Q for fiscal quarter ended October 30, 1999.**

10.27 Employment Agreement between the Company and James W. Shaffer, dated October 1, 1999. Filed as Exhibit 10.34 to the Form 10-Q for fiscal quarter ended October 30, 1999.**

10.28 Employment Agreement between the Company and Edward P. Ryan, dated November 5, 1999. Filed as Exhibit 10.33 to the Form 10-Q for fiscal quarter ended April 29, 2000.**

10.29 Employment Agreement between the Company and Paul R. Anderegg, dated February 1, 2001. Filed as Exhibit 10.33 to the Form 10-K for fiscal year ended January 27, 2001.**

10.30 Restricted Stock Agreement between the Company and Edward P. Ryan, dated April 1, 2001. Filed as Exhibit 10.34 to the Form 10-K for fiscal year ended January 27, 2001.**