Form 10-Q
period 2001-10-27
ANGELICA CORP /NEW/
filed 2001-12-07
CIK 6571

==============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


         For The Quarter Ended                       Commission File
            October 27, 2001                          Number 1-5674


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


             -------------------------------------------------------
               Former name, former address and former fiscal year
                          if changed since last report

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

The number of shares outstanding of Registrant's Common Stock, par value $1.00 per share, at December 1, 2001 was 8,607,999 shares.

==============================================================================

                      ANGELICA CORPORATION AND SUBSIDIARIES

             INDEX TO FINANCIAL STATEMENTS AND SUPPORTING SCHEDULES

                 FOR OCTOBER 27, 2001 FORM 10-Q QUARTERLY REPORT





                                                    Page Number Reference
                                                    ---------------------

                                                              Quarterly Report
                                                                     to
                                                Form 10-Q       Shareholders
                                                ---------       ------------
PART I.  FINANCIAL INFORMATION:

   Consolidated Statements of Income -
     Third Quarter and Three Quarters Ended
       October 27, 2001 and October 28, 2000                         3

   Consolidated Balance Sheets -
     October 27, 2001 and January 27, 2001                           4

   Consolidated Statements of Cash Flows -
     Three Quarters Ended October 27, 2001
       and October 28, 2000                                          5

   Notes to Consolidated Financial
     Statements                                     2

   Management's Discussion and Analysis
     of Operations and Financial Condition         3-4

   Exhibit A - Quarterly Report to
     Shareholders                                   5


PART II. OTHER INFORMATION                        6-10

                      ANGELICA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         QUARTER ENDED OCTOBER 27, 2001



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

     (2) See Index to Financial Statements and Supporting Schedules on page 1. Those pages of the Angelica Corporation and Subsidiaries Quarterly Report to Shareholders for the quarter ended October 27, 2001, listed in such index are incorporated herein by reference. The pages of the Quarterly Report to Shareholders which are not listed on the index and therefore not incorporated herein by reference are furnished for the information of the Commission but are not to be deemed "filed" as a part of this report. The Quarterly Report to Shareholders referred to herein is located immediately following page 4 of this report.

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

                         QUARTER ENDED OCTOBER 27, 2001

     Analysis of Operations
     ----------------------

     Combined sales and textile service revenues for the third quarter and first three quarters increased 0.7 percent and 2.9 percent, respectively, over the comparable prior year periods. This represents the fifth consecutive quarterly increase in combined sales and revenues. As was the case in the second quarter this year, an excellent performance was turned in by the Textile Services segment, however, sales and earnings of the manufacturing and retail business segments continued to be affected by the impact of the recessionary environment. Earnings per share of $.21 in the third quarter were slightly lower than $.23 last year, and earnings per share in the first three quarters of this year were $.48 compared with $.62 last year, a decline of 22.6 percent.

     The Textile Services segment posted revenue and earnings gains as net new business continued to be added at record levels. Revenues of this segment increased 6.8 percent in the third quarter despite the loss of some revenue from hospitality customers due to the effect of the economy on that industry, and are up 7.6 percent for the year. Earnings increased 52.7 percent in the quarter and 26.4 percent in the first three quarters, aided by the higher revenues, increased plant productivity and improved linen management. Third quarter sales of the Manufacturing and Marketing segment decreased 7.2 percent and operating earnings fell by 74.3 percent compared to the same period a year ago. This segment was affected to a greater extent by the aftermath of the September terrorist attacks on sales to certain market segments, such as lodging, food service, gaming and recreation. Gross margins and earnings were negatively affected by the closing of another domestic manufacturing plant as well as a shift in sales mix to more lower-margin program business. The results benefited from a $1,072,000 reduction in operating expenses in the quarter at Angelica Image Apparel, the domestic operations of this segment, due to the cost reduction initiatives implemented in the second and third quarters of this year. These cost reductions exceed $5,000,000 on an annualized basis. For the first three quarters of the year, earnings of the Manufacturing and Marketing segment were down 61.0 percent on a 2.6 percent decline in sales. Third quarter sales at Life Retail Stores were down 3.8 percent as same-store sales declined 6.6 percent amid soft demand for retail apparel. Sales from the catalogue and e-commerce distribution channels increased substantially and reached breakeven level for the first time in the month of October. Sales for the first three quarters decreased 1.3 percent due to a same-store sales decline of 3.6 percent. Operating earnings of $812,000 in the third quarter were 34.9 percent below the same period last year. However, this represents a turnaround from the $712,000 operating loss recorded in the second quarter of this year and brought the segment to breakeven for the year. Gross margins and earnings have benefited from greater control over promotional markdowns and advertising expense.

     Selling, general and administrative expenses decreased 1.2 percent in the third quarter compared with the same period last year. As a percent of combined sales and textile service revenues, these expenses decreased from 25.2 percent to 24.7 percent in the quarter reflecting the operating expense reductions implemented in the Manufacturing and Marketing segment. Interest expense was lower by $268,000 in the quarter due mainly to prepayment of debt, but was partially offset by reduced interest income on less invested cash and lower investment rates.

     Financial Condition
     -------------------

     The Company continues to maintain a strong balance sheet. During the third quarter, all of the $25,000,000 of 9.15 percent debt maturing on December 31, 2001 was prepaid using proceeds from a $12,000,000 three-year bank loan plus cash. Concentrated efforts to reduce inventories have yielded declines of $4,109,000 and $7,594,000 in the third quarter and first three quarters, respectively. Linens in service have been reduced by $389,000 since the beginning of the year despite the added volume in the Textile Services segment. Working capital of $134,027,000 and a current ratio of 3.5 to 1 at October 27, 2001 were both healthy.

     Cash generated from operations of $16,348,000 in the first three quarters was $1,132,000 greater than the comparable prior year period. This increase was due principally to the reduction in inventories and linens in service offset in part by cash used in the first quarter this year to pay for the inventory build-up in last year's fourth quarter in the Manufacturing and Marketing segment. Capital expenditures increased $3,164,000 in the current year, primarily to support productivity improvements and energy efficiency in the Textile Services segment and for investments in new Life Retail stores and supporting information systems. The $9,705,000 increase in cash used in financing activities compared to last year reflects the use of $13,000,000 of cash for the debt prepayment less a reduction in dividends paid. Despite the debt repayment, the Company ended the quarter with a strong cash balance on hand of $10,019,000.

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

                                                             EXHIBIT A

TEXTILE SERVICES   IMAGE APPAREL   INNOVATION VALUE

                                             Angelica Corporation
                                             424 South Woods Mill Road
                                             Suite 300
Angelica [Logo]                              Chesterfield, Missouri 63017 3406
                                             Tel: 314.854.3800
                                             Fax: 314.854.3890

                                                            November 15, 2001

Dear Fellow Shareholder:

Third quarter earnings per share of $.21 were slightly less than $.23 per share in the third quarter last year. Our largest segment, Textile Services, recorded impressive revenue and earnings increases; however, these were insufficient to counter the economic weakness affecting both the Manufacturing and Marketing and the Life Retail Stores segments. Given the very weak economic conditions existing in many of the market segments that we serve, exacerbated by the senseless acts of terrorism our country experienced in the past two months, the results achieved are a testimony to the hard work done by the management teams in each of our business segments.

Combined sales and textile service revenues were $119,078,000 in the third quarter compared with $118,277,000 in the same period last year, an increase of 0.7 percent. Pretax income was $2,819,000 versus $3,165,000 last year, and net income decreased 9.5 percent to $1,805,000 from $1,994,000 in last year's third quarter. For the first three quarters of this fiscal year, combined sales and textile service revenues increased 2.9 percent to $355,553,000 compared with $345,469,000 last year. Pretax income was $6,482,000 compared with $8,536,000 for the comparable period last year. Net income decreased 22.9 percent to $4,149,000 from $5,378,000 in the prior year period, and earnings per share for the three quarters were $.48 compared with $.62 last year.

As was the case in the second quarter, the Textile Services segment had a very strong quarter in terms of revenues and especially earnings. These increases were achieved despite some revenue losses at non-healthcare customers as a result of the weak economy. Revenues in this segment increased 6.8 percent to $65,336,000 compared with $61,159,000 in the third quarter last year. Operating earnings increased 52.7 percent in the quarter to $4,785,000 compared with $3,133,000 last year. In comparing the first three quarters of this year to last, revenues have increased by $13,899,000 or 7.6 percent, and earnings have increased by $2,999,000 or 26.4 percent. Plant productivity increases, continued improvement in linen management plus more efficient use of energy propelled strong earnings increases from satisfactory revenue gains. As stated in a previous report to you, we intend to reinvest in this segment and have received approval from the Board of Directors to build a new laundry processing facility in the southwestern part of the United States. Paul Anderegg, Textile Services President, and Ed Ryan, Executive Vice President of Marketing, and the rest of the management team of this segment are to be complimented on the impressive turnaround they have led.

In the third quarter, the Manufacturing and Marketing segment's sales (before intersegment sales) declined 7.2 percent to $36,260,000 compared with $39,057,000 last year. Operating earnings fell to $514,000 compared with $2,000,000 in the same quarter last year, a decline of 74.3 percent. Despite these disappointing results, it should be noted that the management team reduced expenses considerably in the third quarter relative to the run-rate for the first half of the year. On an annualized basis, operating expenses and cost of sales reductions exceed $5,000,000. Another positive factor was the reduction in segment inventories to $68,239,000, down from $74,923,000 at the beginning of this year. It has been a painful year for the management team of Angelica Image Apparel, the domestic operations of Manufacturing and Marketing. However, the weak economic conditions, beginning in the fourth quarter of last year and intensifying as the new year unfolded, made cost reduction actions absolutely necessary. Had it not been for some strong sales and marketing efforts to add new customers, sales levels would have fallen even further than they did. Many of the market segments served by Manufacturing and Marketing have been severely affected by current business conditions, and the outlook for the remainder of the year is guarded as well. While the fourth quarter

www.angelica-corp.com
may be challenging for the Canadian operations too, because of their focus on lodging, they have had impressive sales and earnings increases in the first three quarters compared to last year. Helen Loader, President of the Canadian operations, and her management team continue to maintain market leadership in the premium and upscale lodging markets. Undoubtedly, the string of earnings increases the Manufacturing and Marketing segment has achieved in each of the preceding three fiscal years will not be continued this year.

The lack of consumer confidence currently prevalent in our country that is negatively affecting apparel retailers generally caused a 6.6 percent same-store sales decline at Life Retail in the third quarter, the second quarterly decline in a row. Fortunately, we did have excellent increases in our catalogue and e-commerce sales as customers chose to "call-in and log-on" as opposed to "coming in" to retail locations. Overall, third quarter sales declined 3.8 percent to $23,930,000 compared with $24,876,000 last year. This segment had operating earnings of $812,000 compared with $1,248,000 in last year's third quarter. The current quarter's earnings compared favorably to the loss of $712,000 incurred in the second quarter this year. Gross margins have continued to improve, reflecting "fresher" merchandise in the stores and fewer markdowns. Life added three stores shortly after quarter end as a consequence of an opportunistic acquisition in the Las Vegas, NV marketplace and currently has a total of 287 stores.

During the quarter, we prepaid all of the $25,000,000 of long-term debt due at the end of December. We used $13,000,000 of cash and $12,000,000 from a three-year bank loan to pay down this debt. Interest costs in the second half of the year will be reduced by $384,000, offset by less interest income as a result of less invested cash and lower investment rates. We are also pleased that total inventories, which were higher than we would have liked at the beginning of the year, have been reduced by $7,594,000 as of the end of the third quarter.

The segment management teams and the corporate management team are hard at work developing our new three-year strategic plan. I must admit that the crystal ball is pretty cloudy for all of us. All indications are that it will be a number of months before any economic recovery begins. Fortunately, a high percentage of Angelica's activities are centered in the healthcare services industry, one that is less affected by reduction in travel and cutbacks in consumer spending. During this planning process we are critically evaluating the structural changes that are occurring in each of our business segments. We continue to evaluate alternative ways of adding shareholder value, recognizing that the world of business has been changed inexorably forever and that some proven practices of the past are no longer applicable. Making changes to practices that are now ineffective and inefficient is a long process and an arduous task, but it must be accomplished. We are committed to making these changes while minimizing risks as much as feasible. We realize that many of the dislocations that will occur are unavoidable, but they still must be implemented with sensitivity for our associates and customers.

I must, once again, reduce our earnings expectations for the year. It now appears that we will earn between $.55 and $.60 per share. I do believe, however, that the steps we are taking will put us in excellent position to earn significantly more than this in the next fiscal year, with increases in the years following that.

Respectfully submitted,


/s/ Don W. Hubble

Don W. Hubble
Chairman, President and Chief Executive Officer

CONSOLIDATED STATEMENTS OF INCOME
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands, except per share amounts)

                                                           Third Quarter Ended                   Three Quarters Ended
                                                     -------------------------------        ------------------------------
                                                     October 27,         October 28,        October 27,        October 28,
                                                         2001                2000               2001               2000
                                                     -----------         -----------        -----------        -----------
Textile service revenues                               $ 65,336            $ 61,159           $195,669           $181,770
Net sales                                                53,742              57,118            159,884            163,699
                                                       --------            --------           --------           --------
                                                        119,078             118,277            355,553            345,469
                                                       --------            --------           --------           --------

Cost of textile services                                 51,294              49,201            154,086            145,017
Cost of goods sold                                       33,315              33,967             97,748             98,619
                                                       --------            --------           --------           --------
                                                         84,609              83,168            251,834            243,636
                                                       --------            --------           --------           --------

Gross profit                                             34,469              35,109            103,719            101,833
                                                       --------            --------           --------           --------

Selling, general and
    administrative expenses                              29,415              29,760             90,816             86,850
Interest expense                                          1,792               2,060              5,839              6,221
Other expense, net                                          443                 124                582                226
                                                       --------            --------           --------           --------
                                                         31,650              31,944             97,237             93,297
                                                       --------            --------           --------           --------

Income before income taxes                                2,819               3,165              6,482              8,536
Provision for income taxes                                1,014               1,171              2,333              3,158
                                                       --------            --------           --------           --------
Net income                                             $  1,805            $  1,994           $  4,149           $  5,378
                                                       ========            ========           ========           ========


Basic and diluted earnings per share *                 $   0.21            $   0.23           $   0.48           $   0.62
                                                       ========            ========           ========           ========


Dividends per common share                             $   0.08            $   0.08           $   0.24           $   0.40
                                                       ========            ========           ========           ========

Comprehensive income, consisting of net income and foreign currency translation adjustments, totaled $1,692 and $1,779 for the quarters ended October 27, 2001 and October 28, 2000, respectively; and $3,982 and $5,019 for the three quarters ended October 27, 2001 and October 28, 2000, respectively.

Certain amounts in the prior year have been reclassified to conform to current year presentation.

For fiscal year 2002, the effective tax rate was adjusted downward from 37.0 percent to 36.0 percent to reflect lower actual state tax expense levels.

* Based upon weighted average number of common and common equivalent shares outstanding of 8,698,908 and 8,698,133 for fiscal periods of 2002 and 2001, respectively.

CONSOLIDATED BALANCE SHEETS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)

                                                                          October 27,        January 27,
                                                                             2001               2001
                                                                          -----------        -----------
ASSETS
------
Current Assets:
    Cash and short-term investments                                        $  10,019          $  20,311
    Receivables, less reserve of $3,496 and $2,581                            54,923             54,983
    Inventories:
      Raw material                                                            20,469             27,223
      Work in progress                                                         3,055              5,895
      Finished goods                                                          60,726             58,726
                                                                           ---------          ---------
                                                                              84,250             91,844

    Linens in service                                                         32,457             32,846
    Prepaid expenses and other current assets                                  6,747              5,733
                                                                           ---------          ---------
      Total Current Assets                                                   188,396            205,717
                                                                           ---------          ---------

Property and Equipment                                                       211,706            204,146
Less -- reserve for depreciation                                             125,504            119,026
                                                                           ---------          ---------
                                                                              86,202             85,120
                                                                           ---------          ---------

Goodwill                                                                       5,024              5,341
Other acquired assets                                                          1,483              2,659
Cash surrender value of life insurance                                        23,174             22,628
Miscellaneous                                                                  2,688              4,819
                                                                           ---------          ---------
                                                                              32,369             35,447
                                                                           ---------          ---------
Total Assets                                                               $ 306,967          $ 326,284
                                                                           =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
    Current maturities of long-term debt                                   $   6,854          $  27,841
    Accounts payable                                                          21,151             27,445
    Accrued expenses                                                          26,364             25,982
                                                                           ---------          ---------
      Total Current Liabilities                                               54,369             81,268
                                                                           ---------          ---------

Long-Term Debt, less current maturities                                       67,219             60,963
Other Long-Term Obligations                                                   18,480             19,734

Shareholders' Equity:
    Preferred Stock:
      Class A, Series 1, $1 stated value,
        authorized 100,000 shares, outstanding: None                              --                 --
      Class B, authorized 2,500,000 shares, outstanding: None                     --                 --
    Common Stock, $1 par value, authorized 20,000,000
      shares, issued: 9,471,538                                                9,472              9,472
    Capital surplus                                                            4,196              4,196
    Retained earnings                                                        169,740            168,677
    Accumulated other comprehensive income                                    (2,147)            (1,980)
    Common Stock in treasury, at cost: 863,539 and 929,070                   (14,362)           (16,046)
                                                                           ---------          ---------
                                                                             166,899            164,319
                                                                           ---------          ---------
    Total Liabilities and Shareholders' Equity                             $ 306,967          $ 326,284
                                                                           =========          =========

CONSOLIDATED STATEMENTS OF CASH FLOWS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)

                                                                            Three Quarters Ended
                                                                        ----------------------------
                                                                        October 27,      October 28,
                                                                            2001             2000
                                                                        -----------      -----------
Cash Flows from Operating Activities:
    Net income                                                            $  4,149         $  5,378
    Non-cash items included in net income:
      Depreciation                                                           9,435            9,857
      Amortization of acquisition costs                                      1,578            1,782
    Change in working capital components,
      net of businesses acquired/disposed of                                   855           (2,488)
    Other, net                                                                 331              687
                                                                          --------         --------
      Net cash provided by operating activities                             16,348           15,216
                                                                          --------         --------

Cash Flows from Investing Activities:
    Expenditures for property and equipment, net                           (10,517)          (7,353)
    Cost of businesses acquired                                               (125)              --
    Disposals of businesses and property                                       302            5,474
                                                                          --------         --------
      Net cash used in investing activities                                (10,340)          (1,879)
                                                                          --------         --------

Cash Flows from Financing Activities:
    Long-term debt repayments                                              (26,731)          (1,989)
    Proceeds from issuance of long-term debt                                12,000               --
    Dividends paid                                                          (2,062)          (3,469)
    Repurchase of stock                                                         --             (822)
    Other, net                                                                 493             (315)
                                                                          --------         --------
      Net cash used in financing activities                                (16,300)          (6,595)
                                                                          --------         --------

Net (decrease) increase in cash and short-term investments                 (10,292)           6,742
Balance at beginning of year                                                20,311           15,651
                                                                          --------         --------
Balance at end of period                                                  $ 10,019         $ 22,393
                                                                          ========         ========

Supplemental cash flow information:
    Income taxes paid                                                     $  4,292         $  4,642
    Interest paid                                                         $  5,282         $  5,488



-----------------------------------------------------------------------------
Forward-Looking Statements:

Any forward-looking statements made in this document reflect the Company's current views with respect to future events and financial performance and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that may cause actual results to differ materially from those set forth in these statements. These potential risks and uncertainties include, but are not limited to, competitive and general economic conditions, the ability to retain current customers and to add new customers in competitive market environments, competitive pricing in the marketplace, delays in the shipment of orders, availability of labor at appropriate rates, availability and cost of energy and water supplies, availability of non-domestic image apparel contractors to manufacture and deliver at an appropriate cost and in a timely manner, the ability to attract and retain key personnel, unusual or unexpected cash needs for operations or capital transactions, and other factors which may be identified in the Company's filings with the Securities and Exchange Commission.
-----------------------------------------------------------------------------

BUSINESS SEGMENT INFORMATION
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)

                                                              Third Quarter Ended           Three Quarters Ended
                                                         ----------------------------    --------------------------
                                                          October 27,     October 28,    October 27,    October 28,
                                                              2001            2000           2001          2000
                                                          -----------     -----------    -----------    -----------
Sales and textile service revenues:
    Textile Services                                       $ 65,336        $ 61,159       $195,669       $181,770
    Manufacturing and Marketing                              36,260          39,057        111,057        114,071
    Retail Sales                                             23,930          24,876         68,607         69,521
    Intersegment sales                                       (6,448)         (6,815)       (19,780)       (19,893)
                                                           --------        --------       --------       --------
                                                           $119,078        $118,277       $355,553       $345,469
                                                           ========        ========       ========       ========

Earnings:
    Textile Services                                       $  4,785        $  3,133       $ 14,356       $ 11,357
    Manufacturing and Marketing                                 514           2,000          2,047          5,251
    Retail Sales                                                812           1,248             39          1,938
    Interest, corporate expenses and other, net              (3,292)         (3,216)        (9,960)       (10,010)
                                                           --------        --------       --------       --------
                                                           $  2,819        $  3,165       $  6,482       $  8,536
                                                           ========        ========       ========       ========

Depreciation and amortization:
    Textile Services                                       $  2,408        $  2,374       $  7,190       $  7,122
    Manufacturing and Marketing                                 416             557          1,232          1,626
    Retail Sales                                                668             703          1,999          2,187
    Corporate                                                   179             229            592            704
                                                           --------        --------       --------       --------
                                                           $  3,671        $  3,863       $ 11,013       $ 11,639
                                                           ========        ========       ========       ========


SUMMARY FINANCIAL POSITION DATA
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands, except ratios, shares and per share amounts)

                                                                  Three Quarters Ended
                                                             -----------------------------
                                                             October 27,       October 28,
                                                                 2001              2000
                                                             -----------       -----------
    Working capital                                           $ 134,027         $ 150,701
    Current ratio                                              3.5 to 1          3.9 to 1
    Long-term debt                                            $  67,219         $  86,276
    Shareholders' equity                                      $ 166,899         $ 164,184
    Percent long-term debt to debt and equity                     28.7%             34.4%
    Equity per common share                                   $   19.39         $   19.11
    Common shares outstanding                                 8,607,999         8,592,268

PART II. OTHER INFORMATION


   Item 6. Exhibits and Reports on Form 8-K
   ----------------------------------------

   (a)   See Exhibit Index included herein on pages 7-10.

   (b)   Reports on Form 8-K - A report on Form 8-K was furnished under
         Item 9 on November 27, 2001, containing the Quarterly Report to Shareholders dated November 15, 2001 and mailed to Shareholders on November 27, 2001 as an exhibit, pursuant to Regulation FD.



                                   SIGNATURES
                                   ----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Angelica Corporation
                                         ------------------------------------
                                         (Registrant)



   Date: December 7, 2001                /s/ T. M. Armstrong
                                         ------------------------------------
                                         T. M. Armstrong
                                         Senior Vice President -
                                         Finance and Administration
                                         Chief Financial Officer
                                         (Principal Financial Officer)




                                         /s/ James W. Shaffer
                                         ------------------------------------
                                         James W. Shaffer
                                         Vice President and Treasurer
                                         (Principal Accounting Officer)

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

4.1 Shareholder Rights Plan dated August 25, 1998. Filed as Exhibit 1 to Registration Statement on Form 8-A on August 28, 1998.**

4.2 10.3% and 9.76% Senior Notes to insurance company due annually to 2004, together with Note Facility Agreement. Filed as Exhibit 4.2 to the Form 10-K for the fiscal year ended January 27, 1990.**

4.3 8.225% Senior Notes to Nationwide Life Insurance Company, American United Life Insurance Company, Aid Association for Lutherans (reissued to Nimer & Co. as of August 1, 1998), and Modern Woodmen of America due May 1, 2006, together with Note Agreement. Filed as Exhibit 4.4 to the Form 10-Q for the fiscal quarter ended July 29, 1995.**

                  Note: No other long-term debt instrument issued by the Registrant exceeds 10% of the consolidated total assets of the Registrant and its subsidiaries. In accordance with
                  Item 601(b) (4) (iii) (A) of Regulation S-K, the Registrant will furnish to the Commission upon request copies of long-term debt instruments and related agreements.

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

10.7       Supplemental and Deferred Compensation Trust. Filed as Exhibit
           19.5 to the Form 10-K for fiscal year ended February 1, 1992.**

10.8 Management Retention Trust. Filed as Exhibit 19.4 to the Form 10-K for fiscal year ended February 1, 1992.**

10.9 Performance Shares Plan for Selected Senior Management(restated). Filed as Exhibit 19.3 to the Form 10-K for fiscal year ended January 26, 1991.**

10.10      Management Retention and Incentive Plan (restated). Filed as
           Exhibit 19.1 to the Form 10-K for fiscal year ended January 26, 1991.**

10.11 Restated Deferred Compensation Plan for Non-Employee Directors. Filed as Exhibit 10 (v) to the Form 10-K for fiscal year ended January 28, 1984, incorporating all amendments thereto through the date of this filing. The last amendment thereto was filed as
           Exhibit 10.25 to Form 10-K for the fiscal year ended January 28, 1995.**

10.12 Restated Angelica Corporation Stock Bonus and Incentive Plan (Incorporating Amendments Adopted Through August 1, 1999). Filed as Exhibit 10.16 to the Form 10-K for the fiscal year ended January 29, 2000.**

10.13 Angelica Corporation Pension Plan as Amended and Restated. Filed as Exhibit 19.7 to the Form 10-K for fiscal year ended January 26, 1991, incorporating all amendments thereto through the date of this filing. The last amendment thereto was filed as Exhibit 10.23 to the Form 10-Q for fiscal quarter ended July 27, 1996.**

10.14 Angelica Corporation 1994 Non-Employee Directors Stock Plan. Filed as Appendix A of the Company's Proxy Statement for the Annual Meeting of Shareholders held on May 23, 1995 and incorporating all amendments thereto through the date of this filing. The last amendment thereto was filed as Exhibit 10.35 to the Form 10-K for fiscal year ended January 31, 1998.**

10.15 Specimen form of Stock Option Agreement under the Angelica Corporation 1994 Performance Plan. Filed as Exhibit 10.15 to the Form 10-Q for fiscal quarter ended July 28, 2001.**

10.16 Specimen form of Stock Option Agreement under the Angelica Corporation 1999 Performance Plan. Filed as Exhibit 10.16 to the Form 10-Q for fiscal quarter ended July 28, 2001.**

10.17 Form of Indemnification Agreement between the Company and each of its directors and executive officers (filed as Exhibit 10.22 to the Form 10-K for fiscal year ended January 30, 1999).** An amended schedule identifying the directors and current executive officers who have executed such agreements was filed as Exhibit
           10.20 to the Form 10-K for fiscal year ended January 27, 2001.**

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

10.22 Employment Agreement between the Company and Steven L. Frey, dated March 1, 2001. Filed as Exhibit 10.27 to the Form 10-K for fiscal year ended January 27, 2001.**

10.23 Angelica Corporation 1999 Performance Plan. Filed as Appendix A of the Company's Proxy Statement for the Annual Meeting of Shareholders held May 25, 1999.**

10.24 Employment Agreement between the Company and Denis R. Raab, dated August 23, 1999. Filed as Exhibit 10.32 to the Form 10-Q for fiscal quarter ended October 30, 1999.**

10.25 Employment Agreement between the Company and Daniel J. Westrich, dated October 1, 1999. Filed as Exhibit 10.33 to the Form 10-Q for fiscal quarter ended October 30, 1999.**

10.26 Employment Agreement between the Company and James W. Shaffer, dated October 1, 1999. Filed as Exhibit 10.34 to the Form 10-Q for fiscal quarter ended October 30, 1999.**

10.27 Employment Agreement between the Company and Edward P. Ryan, dated November 6, 2001.*

10.28 Employment Agreement between the Company and Paul R. Anderegg, dated February 1, 2001. Filed as Exhibit 10.33 to the Form 10-K for fiscal year ended January 27, 2001.**

10.29 Restricted Stock Agreement between the Company and Edward P. Ryan, dated April 1, 2001. Filed as Exhibit 10.34 to the Form 10-K for fiscal year ended January 27, 2001.**