Form 10-K
period 2002-01-26
ANGELICA CORP /NEW/
filed 2002-04-08
CIK 6571

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                            --------------------

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended January 26, 2002

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

                               (314) 854-3800
            (Registrant's telephone number, including area code)

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

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                        -----

   State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

       $129,854,945                                   March 28, 2002
---------------------------                 ----------------------------------
         Value                                      Date of Valuation

   Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 28, 2002.

        Common Stock, $1.00 par value, 8,621,006 shares outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

             Portions of the Registrant's Proxy Statement dated
                April 29, 2002 are incorporated in Part III.

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

The Company's businesses are reported in three industry segments: Textile Services, Manufacturing and Marketing and Retail Sales. The Company has determined to treat the Manufacturing and Marketing segment as a discontinued operation for accounting purposes as of January 26, 2002. The Company's Manufacturing and Marketing operations consisted of Angelica Image Apparel in the United States and Sally Fourmy & Associates, a smaller operation in Canada, collectively engaged in the manufacture and sale of uniforms and business career apparel for a wide variety of institutions and businesses. The Company anticipates entering into a definitive agreement for the sale of certain assets of the non-healthcare portion of the Manufacturing and Marketing segment to Cintas Corporation in mid-April of 2002. Also, the Company anticipates entering into a definitive agreement for the sale of certain assets of the healthcare portion of the Manufacturing and Marketing segment to Medline Industries, Inc. in mid-April of 2002. Information about the Company's industry segments appears in Note 11 to the Notes to Consolidated Financial Statements included in response to Item 14 of this Form 10-K and is incorporated herein by reference. This information includes, for each segment, sales and revenues, income from continuing operations before income taxes, assets, depreciation and amortization and capital additions for each of the three years in the period ended January 26, 2002.

TEXTILE SERVICES
----------------

As of January 26, 2002, the Textile Services segment had 26 laundry plants generally in or near various major metropolitan areas in the United States, principally providing textile rental and laundry services for healthcare institutions. This segment also provides a limited amount of general linen services in selected areas, principally to hotels, motels and restaurants.

The markets in which the Textile Services segment operates are very competitive, being characterized generally by a large number of independent, privately-owned competitors. Industry statistics are not available, but the Company believes that its Textile Services segment constitutes the largest supplier of textile rental and laundry services to healthcare institutions in the United States. Competition is on the basis of quality, reliability and price.

RETAIL SALES
------------

The Retail Sales segment is a specialty retailer offering uniforms and shoes primarily for nurses and other healthcare professionals through a nationwide chain of retail stores under the name of Life Uniform and Shoe Shops, located primarily in malls and strip shopping centers and to a limited extent inside hospitals. In fiscal 2001, the Company began offering merchandise by means of catalogues and e-commerce to complement its retail stores.

The Company believes there are approximately 2,000 specialty retail stores and approximately ten catalogue operations in the United States, all primarily privately-owned, offering merchandise comparable to that offered by the Company's Retail Sales segment. In addition, such merchandise is also offered by others, including some large chain apparel retailers. Retail operations are conducted under highly competitive conditions in the local area where each of the Company's stores is located, with the Company competing on the basis of store location, merchandise selection and value. Industry statistics are not available, but the Company believes its Retail Sales segment is the nation's largest specialty retailer offering uniforms and shoes to nurses and other healthcare professionals.

ADDITIONAL INFORMATION
----------------------

The Company does not hold any material patents, licenses, franchises or concessions. It does not consider its business to be seasonal to any significant extent. The Company has no unusual working capital requirements. No segment of the Company's business is dependent on a single customer. No portion of the Company's business is subject to renegotiation of profits under a government contract.

ENVIRONMENTAL CONSIDERATIONS
----------------------------

The operations of the Company are subject to various laws and regulations relating to public health, worker safety and the environment. The Company is not presently engaged in any material issues or controversies related to such matters. Compliance with laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has not had a material effect on the Company's capital expenditures, earnings or competitive position. The Company does not expect any material expenditures will be required in order to comply with any federal, state or local environmental regulations.

EMPLOYEES
---------

As of January 26, 2002, the Company employed approximately 7,000 persons (including approximately 800 part-time employees).

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
--------------------------------------------

Sales of foreign operations and export sales are not significant.

ITEM 2.  PROPERTIES
-------------------

A list of the Company's principal facilities as of January 26, 2002 follows. Unless otherwise indicated, each of the facilities is owned by the Company. There is no individual parcel of real estate owned or leased which is of material significance to the Company's total assets. No difficulty in renewing leases which expire in the near future is anticipated by the Company. In the opinion of the Company, all such facilities are maintained in good condition and are adequate and suitable for the purposes for which they are used.

Textile Services Segment Laundries
----------------------------------

Antioch, CA
Ballston Spa, NY
Batavia, NY
Chicago, IL
Columbia, IL
Colton, CA
Dallas, TX (leased)
Denver, CO
Daytona Beach, FL
Edison, NJ
Fresno, CA
Holly Hill, FL
Houston, TX
Long Beach, CA
Lorain, OH
Los Angeles, CA
Ooltewah, TN
Orange, CA

Pawtucket, RI
Philadelphia, PA (leased)
Pomona, CA
Rio Vista, CA
Rockmart, GA
San Diego, CA
San Fernando, CA
Stockton, CA

As of January 26, 2002, 26 laundries, both owned and leased, plus warehouse facilities located in 12 states were used in the Textile Services segment. Laundry facilities generally are not fully utilized, although some of them operate on a multi-shift basis. The Company estimates that, assuming the availability of labor, output of these facilities could be increased by 20 percent with existing equipment by working longer hours, and by an additional 25 percent (for a total of 45 percent) with the installation of additional equipment.

Life Retail Stores
------------------

As of January 26, 2002 there were 287 retail specialty stores, located in 36 states, used in the Retail Sales segment. All retail store premises are leased.

Miscellaneous
-------------

Corporate Headquarters
St. Louis County, MO (leased)

Manufacturing and Marketing Segment Plants (Discontinued Operations as of January 26, 2002)

Alamo, TN (distribution center)
Collinwood, TN (leased)
Mountain View, MO (leased)
San Jose, Costa Rica (leased)
Savannah, TN (leased)
Tishomingo, MS (leased - closed 01/29/02)

The Company also has various warehouses and sales facilities in the United States and Canada.

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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

No matters were submitted to a vote of shareholders during the fourth quarter of the Company's year ended January 26, 2002.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
---------------------------------------------

                                                                 Year First
                                                                 Elected as
        Name                Present Position (1) (2)             an Officer         Age
        ----                -------------------------            ----------         ---
Paul R. Anderegg(3)         Vice President; President,              2001            51
                            Textile Services Business
                            Segment of Angelica

Theodore M. Armstrong       Senior Vice President-                  1986            62
                            Finance and Administration
                            and Chief Financial Officer

Steven L. Frey(4)           Vice President, General Counsel         1999            52
                            and Secretary

Don W. Hubble(5)            Chairman, President and Chief           1998            62
                            Executive Officer

Charles D. Molloy, Jr.(6)   Vice President; President,              1998            57
                            Manufacturing and Marketing
                            Business Segment of Angelica

Denis R. Raab(7)            Vice President; President,              1999            52
                            Life Retail Stores Business
                            Segment of Angelica

Edward P. Ryan(8)           Vice President, Sales and               2000            58
                            Marketing; Executive Vice
                            President Sales & Marketing
                            of Textile Services Business
                            Segment of Angelica

James W. Shaffer(9)         Vice President and Treasurer            1999            49

Daniel J. Westrich(10)      Vice President and Chief                1999            58
                            Information Officer

(1) Except as set forth below, the principal occupations of the officers throughout the past five years have been the performance of the functions of the offices shown above.

(2)      All officers serve at the pleasure of the Board of Directors.

(3) Paul R. Anderegg has been a Vice President of the Company and President of the Textile Services Business Segment since February 1, 2001. Prior to that, he served in the following capacities with The TruGreen Companies, a residential and commercial landscape and lawn care business:
         Vice President, Sales & Marketing from July 2000 to February 2001; President/Chief Operating Officer of TruGreen Landcare from July 1999 to July 2000; Executive Vice President/Chief Operating Officer of TruGreen Landscape Division from January 1999 to July 1999; and Senior Vice President-Operations of TruGreen Chemlawn from 1996 to 1999.

(4) Steven L. Frey has been Vice President, General Counsel and Secretary of the Company since March 1, 1999. Prior to that, he was in private practice from 1996 to 1999 with the law firm of Helfrey, Simon & Jones,


         P.C. He also served as Director of Legal and Regulatory Affairs for Sigma Chemical Company, a producer of chemical products, from 1993 to 1996.

(5) Don W. Hubble has been Chairman, President and Chief Executive Officer of the Company since January 1, 1998. Prior to that, he served as President and Chief Operating Officer of National Service Industries, Inc., a company engaged in the textile rental business and the manufacture of custom envelopes and office products, from 1994 to October 1996, and as Executive Vice President and Chief Operating Officer from 1993 to 1994. From late 1996 through 1997, Mr. Hubble served on the Board of Directors of eShare Technologies, Inc. and was active in business consulting.

(6) Charles D. Molloy, Jr. has been Vice President of the Company since August 25, 1998 and President of the Manufacturing and Marketing Business Segment since July 20, 1998. He also served as Executive Vice President of Angelica Image Apparel from February 1997 to June 1998, and as Acting President of the Manufacturing and Marketing Business Segment from June 1998 to July 1998. Prior to that, he served as Chief Financial Officer of Tail Active Sportswear, a manufacturer of high-end women's tennis and golf apparel, from August 1992 to January 1997.

(7) Denis R. Raab has been a Vice President of the Company and President of the Life Retail Stores Business Segment since August 1999. Prior to that, he was Vice President of Operations/Logistics of an e-Commerce startup company from 1998 to 1999, Vice President-Director of Stores for Maurices, Inc., specialty women's and young men's retailer, from 1997 to 1998 and General Manager of the St. Louis/Central Illinois region of Sears, Roebuck & Company, a department store chain, from 1993 to 1997.

(8) Edward P. Ryan has been Vice President, Sales & Marketing of the Company since May 2000, and Executive Vice President of Sales & Marketing of the Textile Services Business Segment since April 2000. He also served as Interim President of the Textile Services Business Segment from April 2000 to February 2001. Prior to that, he served as Vice President of Marketing of the Textile Services Business Segment from October 1998 to April 2000. Mr. Ryan was Vice President and General Manager of the Georgia Business Unit of Xerox Corporation, a document solutions provider, from 1994 to 1998.

(9)      James W. Shaffer has been Vice President and Treasurer of the
         Company since September 1999. He also served as Corporate
         Controller of the Company from May 1999 to September 1999. Prior to that, he was Director of Financial Reporting and Tax for Edison Brothers Stores, Inc., a shoe and apparel retailer, from October 1995 to April 1999.

(10) Daniel J. Westrich has been Vice President and Chief Information Officer of the Company since May 1999. He also served as Director of Management Information Services from August 1998 to May 1999. Prior to that, he was Senior Vice President of Maritz, Inc., a company specializing in performance improvement, travel and marketing research services, and President of Maritz Information Resources from 1991 to August 1998.

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

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

The Company's common stock trades on the New York Stock Exchange under the symbol "AGL." Set forth below are the high and low sale price of the common stock and the dividends per share paid during each of the quarterly periods in the two year period ended January 26, 2002.

                                              Fiscal 2002                          Fiscal 2001
                         --------------------------------     --------------------------------
                           High          Low     Dividend       High          Low     Dividend
----------------------------------------------------------------------------------------------
First quarter            $  14.00     $   8.50   $    .08     $  10.56     $   6.31   $    .24

Second quarter           $  13.50     $  10.56   $    .08     $   8.94     $   6.50   $    .08

Third quarter            $  13.00     $   8.41   $    .08     $   9.88     $   7.69   $    .08

Fourth quarter           $  13.05     $   8.67   $    .08     $  10.31     $   8.19   $    .08
----------------------------------------------------------------------------------------------

There were 1,269 shareholders of record as of March 29, 2002. The Company's Board of Directors regularly reviews the dividends paid, and there can be no assurance that dividends will be paid in the future because they are dependent on earnings, the financial condition of the Company and other factors.

ITEM 6.  SELECTED FINANCIAL DATA (UNAUDITED)
--------------------------------------------

The following selected financial data is derived from the audited consolidated financial statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto of the Company included elsewhere in the Form 10-K.

For Years Ended
(Dollars in thousands,                           January 26,    January 27,  January 29,  January 30,  January 31,    January 25,
  except per share amounts)                             2002           2001         2000         1999         1998           1997
-----------------------------------------------------------------------------------------------------------------------------------
OPERATIONS
  Combined sales and revenues                      $ 350,063      $ 335,298    $ 335,441    $ 342,500    $ 371,350      $ 339,042
  Gross profit                                        91,299         86,953       83,967       89,126       89,283         78,317
  Operating expenses and other, net,
    excluding interest expense                        79,137         74,320       72,158       68,301       68,451         61,502
  Restructuring charge                                 2,982 (a)          -            -            -       14,684 (b)          -
  Interest expense                                     7,390          8,085        8,593        9,658       10,605          9,496
  Income (loss) from continuing operations
    before income taxes                                1,790          4,548        3,216       11,167       (4,457)         7,319
  Provision (benefit) for income taxes                   161          1,501        1,190        4,132       (1,783)         2,781
  Income (loss) from continuing operations             1,629          3,047        2,026        7,035       (2,674)         4,538
  (Loss) income from operations of
    discontinued segment, net of tax                    (340)         3,539        3,248        1,857       (4,224)         3,484
  Loss on disposal of discontinued segment,
    net of tax                                       (23,998)             -            -            -            -              -
  Net (loss) income                                $ (22,709)     $   6,586    $   5,274    $   8,892    $  (6,898)     $   8,022

-----------------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA
  Diluted earnings (loss) from
    continuing operations                          $     .19 (a)  $     .35    $     .23    $     .78    $    (.29)(b)  $     .50
  Diluted (loss) earnings from discontinued
    operations                                         (2.81)           .41          .38          .21         (.46)(b)        .38
  Diluted net (loss) income                            (2.62)(a)        .76          .61          .99         (.75)(b)        .88
  Cash dividends paid                                    .32            .48          .96          .96          .96            .96
  Common shareholders' equity                      $   16.44      $   19.24    $   18.84    $   19.12    $   18.97      $   20.73

-----------------------------------------------------------------------------------------------------------------------------------
RATIOS AND PERCENTAGES
  Current ratio
    (current assets to current liabilities)         1.4 to 1       2.5 to 1     3.9 to 1     3.2 to 1     2.6 to 1       3.3 to 1
  Long-term debt to long-term debt and equity           0.6%          27.1%        35.0%        35.4%        35.7%          34.0%
  Gross profit margin                                  26.1%          25.9%        25.0%        26.0%        24.0%          23.1%
  Effective tax rate from continuing operations         9.0%          33.0%        37.0%        37.0%        40.0%          38.0%
  Return on average shareholders' equity             (14.9)%           4.0%         3.2%         5.2%       (3.8)%           4.2%
  Return on average total assets                      (7.3)%           2.0%         1.6%         2.5%       (1.8)%           2.2%

-----------------------------------------------------------------------------------------------------------------------------------
OTHER SELECTED DATA
  Working capital                                  $  46,960      $ 124,449    $ 141,122    $ 136,071    $ 141,999      $ 163,015
  Additions to property and equipment, net            13,873         10,595        6,677        7,404       18,425         20,360
  Depreciation and amortization                       13,074         13,502       14,383       13,907       13,108         12,418
  Cash flow from operating activities                 32,088         18,705       24,722       60,472       26,049         17,445
  Long-term debt, including current maturities        72,414         88,804       90,942       96,751      100,029        100,106
  Total assets                                     $ 290,865      $ 330,255    $ 319,595    $ 339,090    $ 378,709      $ 374,104
  Average number of shares of Common
    Stock outstanding                              8,663,586      8,681,417    8,686,146    9,014,070    9,153,358      9,156,861
  Approximate number of associates                     7,100          7,600        8,100        8,600        9,400         10,100
-----------------------------------------------------------------------------------------------------------------------------------

(a) Portion of $4,180 restructuring and other charges taken in fourth quarter of fiscal 2002. Effect on net income per share is a reduction of $.44.
(b) Portion of $23,247 restructuring and other charges taken in third quarter of fiscal 1998. Effect on net income per share is a reduction of $1.57.

This information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

FINANCIAL CONDITION

At the end of fiscal 2002, the Company had working capital of $47.0 million and a current ratio of 1.4 to 1 compared with $124.4 million and 2.5 to 1 at the end of fiscal 2001. The fiscal 2002 balance sheet reflects the writedown of assets of the discontinued Manufacturing and Marketing segment to their estimated net realizable value. Fiscal 2002 balances have been reclassified to segregate the net assets of the discontinued business, including $61.8 million of current assets and $1.8 million of noncurrent assets. Receivables decreased $2.5 million in the year, and receivable days outstanding improved from 52 to 46. Current liabilities reflect the reclassification of notes payable to insurance companies and bank debt from long-term to current maturities, discussed further below. Accounts payable decreased $6.5 million due mainly to a decrease in inventory levels in fiscal 2002 compared with the prior year. Other accrued liabilities rose $7.0 million, primarily related to additional liabilities for severance, lease termination and closing costs associated with the sale of Manufacturing and Marketing, additional self-insurance reserves and restructuring costs at Life Retail.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow provided by operations in fiscal 2002 was $32.1 million versus $18.7 million in the prior year. The increase is primarily due to the reduction in inventories in the discontinued Manufacturing and Marketing segment. Cash flow provided by operating activities in the continuing operations decreased to $13.8 million in fiscal 2002 from $25.7 million in fiscal 2001, due mainly to increases in accounts payable and other accruals relating to the loss on sale of the Manufacturing and Marketing segment and the restructuring and other charges in the Life Retail segment. Net cash used in investing activities was $14.9 million, an increase of $8.7 million over the prior year. Included in that increase was an increase in capital expenditures of $3.3 million this year over last year, primarily to support productivity improvements and energy efficiency in the Textile Services segment and for investments in new Life Retail stores and supporting information systems. An additional $5.3 million of the change is attributable to cash flow provided in fiscal 2001 from plant closings in the Textile Services and Manufacturing and Marketing segments, and the sale of an office facility in that year. The $10.9 million increase in cash flow used in financing activities in fiscal 2002 reflects the repayment of $27.0 million of insurance company debt, offset by the $12.0 million proceeds from issuance of bank debt and by a reduction in dividend payments.

The loan agreements with insurance companies and bank require the Company to comply with certain financial covenants. The most restrictive of these covenants requires that the Company maintain a minimum of $160 million in consolidated net worth, as defined. Due to the writedown of assets and related loss on disposal of the Manufacturing and Marketing segment, the Company is not in compliance with that net worth covenant. As a result, all of the notes to insurance companies and bank have been reclassified to current liabilities. The Company expects to obtain covenant waivers during the 30-day cure period from the existing lenders pending the sale of the Manufacturing and Marketing segment. The Company also expects to use approximately $50 million of the proceeds from the sale to pay down a significant portion of the debt. Management of the Company and its outside financial advisors are engaged in discussions with current and prospective lenders regarding refinancing alternatives for the remaining debt. Although the Company expects to pay down the debt and refinance the remainder as described, there is some risk that the sale of the Manufacturing and Marketing segment will not be consummated as expected. Therefore, the Company and its advisors are simultaneously pursuing negotiations for a bank line of credit of sufficient size to allow the Company to pay off all of its existing debt should that become necessary. It is Management's opinion that the Company's financial condition is such that internal and external resources are sufficient and available to satisfy the Company's requirements for debt repayment, as well as future requirements for capital expenditures, dividends and working capital.

ANALYSIS OF FISCAL 2002 CONTINUING OPERATIONS COMPARED TO 2001

Combined sales and revenues in fiscal 2002 were $350.1 million, an increase of $14.8 million or 4.4 percent from the prior year. Textile Services segment revenues increased 6.8 percent, from $242.6 million to $259.1 million. For the second consecutive year, this segment generated a record amount of net new business additions (new business additions less lost business). Sales at Life Retail Stores declined 1.8 percent, from $92.7 million to $91.0 million. Same store sales in fiscal 2002 decreased by 4.3 percent, the result of a weak retail market during the last three quarters of the year. The largest sales decline occurred in the segment's hospitality business, which the Company has decided to exit as part of its restructuring plan. Sales in the catalogue and e-commerce distribution channels increased to $3.2 million in fiscal 2002 from $1.0 million in fiscal 2001, but the increase was more than offset by the decline in sales from the retail stores.

The gross profit percent to combined sales and revenues in fiscal 2002 was
26.1 percent, up slightly from 25.9 percent in the prior year. An increase in gross margins in the Textile Services segment more than offset a decrease in gross margins at Life Retail Stores. Gross margins in the Textile Services segment were positively affected by better pricing, continuing improvements in plant productivity and linen cost management and effective management of energy costs. As a result, earnings in this segment rose 29.0 percent from the prior year. In the Life Retail Stores segment, gross margins and earnings were negatively affected by the restructuring and other charges discussed below. Excluding the restructuring charges, gross margins at Life Retail were up slightly in fiscal 2002, and earnings for the segment declined from $2.5 million in fiscal 2001 to a loss of $.8 million in fiscal 2002.

Selling, general and administrative expenses increased $4.7 million or 6.2 percent in fiscal 2002 compared with fiscal 2001. This also represented an increase as a percentage of combined sales and revenues to 22.7 percent from
22.4 percent in the prior year. The increase is primarily due to increased selling expenses and incentive compensation payments in the Textile Services segment and a full year of expenses relating to catalogue operations at Life Retail in fiscal 2002. Interest expense decreased in fiscal 2002 to $7.4 million from $8.1 million in fiscal 2001 due to prepayment during the year of $25 million of debt that was originally due to be paid in December, 2001. The Company's overall effective tax rate for fiscal 2002 was 36.0 percent compared with 37.0 percent in the prior year. The effective rate for continuing operations in fiscal 2002 was 9.0 percent due to the high amount of permanent differences in relation to the low level of income in that year. This compares with a rate of 33.0 percent for continuing operations in fiscal 2001.

ANALYSIS OF FISCAL 2001 CONTINUING OPERATIONS COMPARED TO 2000

In fiscal 2001, combined sales and revenues of $335.3 million were flat compared to the prior year. In the Textile Services segment, revenues decreased 0.9 percent for the year but increased in both the third and fourth quarters, as this segment essentially completed its recovery from the loss of business in fiscal 2000 to an aggressive competitor in the marketplace. A record amount of net new business additions was generated in this segment. Life Retail Stores sales improved $2.1 million or 2.3 percent, the result of a 4.5 percent same-store sales increase partially offset by having 12 fewer stores in operation at the end of the year compared to the prior year.

The gross profit percent to combined sales and revenues in fiscal 2001 was
25.9 percent, up from 25.0 percent in the prior year. Gross margins in the Textile Services segment were up due to better management of linen costs and productivity improvements from installation of labor-saving equipment. Although earnings of this segment increased 7.7 percent from the prior year, they were negatively affected by sizable increases in energy costs in the second half of the year. In the Life Retail Stores segment, gross margins were essentially unchanged from the prior year as the selective discounting and markup cancellations initiated in fiscal 2000 were completed. Earnings of this segment declined 24.7 percent as the sales increase was insufficient to overcome increases in wages and other costs, including the initial costs of entering the catalogue and e-commerce distribution channels in the third quarter of fiscal 2001.

Selling, general and administrative expenses increased $2.9 million or 4.1 percent in fiscal 2001. As a percentage of combined sales and revenues, these expenses increased to 22.4 percent from 21.5 percent in the prior year, reflective of the investments made to revitalize sales efforts in the Textile Services segment and the relocation of the Textile Services administrative offices. Consolidated earnings in fiscal 2001 benefited from lower interest expense as a result of lower debt balances and from increased interest income due to higher cash balances. The total effective tax rate of
37.0 percent in fiscal 2001 was unchanged from the prior year.

DISCONTINUED OPERATIONS

Results from discontinued operations represent the activity of the Manufacturing and Marketing segment, including the estimated loss on sale and discontinuation of the segment. This business was adversely affected in fiscal 2002 by weakness in the economy during the year and by the aftermath of the September terrorist attacks on sales to certain market segments, such as lodging, food service, gaming and recreation. In fiscal 2001, sales suffered from lower-than-expected demand for certain products and delays in large customer program rollouts. However, gross margins and earnings for the segment in fiscal 2001 improved over the prior year as efforts to lower costs through increased non-domestic contract sourcing continued to prove successful.

On January 25, 2002, the Company's Board of Directors approved a plan to discontinue the Manufacturing and Marketing segment. Assets of the segment have been written down and a loss on disposal of the segment has been recorded based on the estimated net realizable value from the pending sale, as well as estimates of the cost of disposal and transition. Negotiations continue with two prospective buyers, one of which would purchase certain assets of the non-healthcare business of the segment and the other of which would purchase certain assets of the healthcare business. Management believes its estimates used to record the loss on disposal and related asset writedown are reasonable. However, there is risk that the value received upon ultimate disposition of the segment, including actual costs of disposal and transition, may differ significantly from amounts recorded in the financial statements for fiscal 2002.

RESTRUCTURING ACTIVITIES

In the fourth quarter of fiscal 2002, the Company developed plans to close 27 underperforming stores and exit the hospitality line of business in the Life Retail Stores segment. The underperforming stores produced a collective operating loss of $.9 million in fiscal 2002. The Company recorded restructuring and other charges in fiscal 2002 of $4.2 million relating to these activities. Of that amount, $1.2 million is included in cost of goods sold and primarily represents a writedown of the remaining inventory in the hospitality line and in stores to be closed. The remaining $3.0 million is included in restructuring charge and represents the estimated cost for lease terminations and a writedown of fixed assets and other assets related to the closed stores. Certain estimates were used in the development of costs included in the restructuring and other charges. Actual results may differ from these estimates, which could result in additional costs.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are more fully described in
Note 1 to the consolidated financial statements. Certain of the accounting policies as discussed below require the application of significant judgment by Management in selecting appropriate assumptions for calculating amounts to record in the financial statements. By their nature, these judgments are subject to an inherent degree of uncertainty.

SELF-INSURANCE LIABILITIES

The Company self insures liabilities for non-union employee medical coverage and liabilities for casualty insurance claims, including workers' compensation, general liability and vehicle liability, up to certain levels. The Company purchases insurance coverage for large claims over the self-insured retention levels. In fiscal 2000, the Company negotiated a buyout of all casualty claims occurring prior to February 1, 1999. The liability for casualty claims as of January 26, 2002 includes losses for claims since the buyout date. Self-insurance liabilities are developed using actuarial methods and historical data for payment patterns, cost trends and other relevant factors. While Management believes that the recorded liabilities for casualty and employee medical claims as of January 26, 2002 are adequate, and that appropriate judgment has been applied in determining the estimates, such estimated liabilities could differ materially from actual liabilities resulting from the ultimate disposition of the claims.

DEFERRED INCOME TAXES

The Company recognizes deferred income tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of the assets and liabilities. Balances in the deferred income tax accounts are regularly reviewed for adequacy and recoverability by analyzing the expected income necessary to realize the deferred assets, the anticipated tax rates applicable when the deferred items are expected to be recognized and the ability to utilize carryforward items. It is Management's opinion that adequate provisions for income taxes have been made for all periods presented, that all deferred tax assets will be fully recovered and that no valuation allowance is required.

FORWARD-LOOKING STATEMENTS

Any forward-looking statements made in this report reflect the Company's current views with respect to future events and financial performance and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that may cause actual results to differ materially from those set forth in these statements. These potential risks and uncertainties include, but are not limited to, competitive and general economic conditions, the ability to retain current customers and to add new customers in competitive market environments, competitive pricing in the marketplace, delays in the shipment of orders, availability of labor at appropriate rates, availability and cost of energy and water supplies, availability of non-domestic image apparel contractors to manufacture and deliver at an appropriate cost and in a timely manner, the ability to attract and retain key personnel, consummation of the sale and discontinuation of the Manufacturing and Marketing segment as presently contemplated, the accuracy of the estimation of restructuring and other charges in the Life Retail segment, unusual or unexpected cash needs for operations or capital transactions, the ability to obtain financing in required amounts and at appropriate rates, and other factors which may be identified in the Company's filings with the Securities and Exchange Commission.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The financial statements and financial statement schedule listed in
Item 14(a) of this Form 10-K are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
--------------------------------------------------------------------
AND FINANCIAL DISCLOSURE
------------------------

Not Applicable.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

Information with respect to Directors of the Company under the caption "Election of Directors" on pages 4 through 6 and under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 11 of the Company's Proxy Statement dated April 29, 2002 for the Annual Meeting of Shareholders to be held on May 29, 2002 (hereinafter "Proxy Statement") is incorporated herein by reference. Information with respect to executive officers of the Company appears in Item 4A of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

Information with respect to executive compensation under the captions "Director Compensation" on page 8, "Compensation and Organization Committee Report on Executive Compensation" on pages 12 through 14, "Summary Compensation Table" on pages 14 and 15, "Employment Contracts and Termination of Employment and Change-In-Control Arrangements" on pages 15 through 17, "Retirement Plans" on page 17 and "Stock Options" on pages 18 and 19 of the Company's Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

Information with respect to security ownership of certain beneficial owners and management under the caption "Stock Ownership of Certain Beneficial Owners" and "Stock Ownership of Management" on pages 9 and 10 of the Company's Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

Not applicable.

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

(a)  Document List

     1.  Financial Statements                                           Page
         --------------------                                           ----
         The following financial statements are attached hereto and incorporated by reference in Item 8 above:

         (i)   Report of Independent Public Accountants                 F-2

         (ii)  Consolidated Statements of Income - Years ended          F-3
               January 26, 2002, January 27, 2001 and January 29, 2000

         (iii) Consolidated Balance Sheets - January 26, 2002 and       F-4
               January 27, 2001

         (iv)  Consolidated Statements of Shareholders' Equity -        F-5
               Years ended January 26, 2002, January 27, 2001 and
               January 29, 2000

         (v)   Consolidated Statements of Cash Flows - Years ended      F-6
               January 26, 2002, January 27, 2001 and January 29, 2000

         (vi)  Notes to Consolidated Financial Statements               F-7 - F-18

     2.  Financial Statement Schedule
         ----------------------------

         (i) The following financial statement schedule appears on page S-2 of this Form 10-K:

               Schedule II - Valuation and Qualifying Accounts - For the Three Years Ended January 26, 2002

               All other schedules are not submitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto.

         (ii) Report of Independent Public Accountants on Schedule II appears on page S-1 of this Form 10-K.

     3.  Exhibits
         --------

         See Exhibit Index for a list of all management contracts, compensatory plans and arrangements required by this item (Exhibit Nos. 10.1 through 10.29) and all other exhibits filed or incorporated by reference as a part of this report.

(b)  Reports on Form 8-K

     The Registrant furnished a report on Form 8-K under Item 9 on November 27, 2001 in which it furnished the Quarterly Report to Shareholders dated November 15, 2001 (mailed to shareholders on November 27, 2001), pursuant to Regulation FD.

(c)  See Exhibit Index.

(d)  See Item 14(a)2(i) above.

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

                                           ANGELICA CORPORATION
                                           ----------------------------------
                                           (Registrant)

                                       By: /s/ Don W. Hubble
                                           ----------------------------------
                                           Don W. Hubble
                                           Chairman, President and Chief
                                           Executive Officer

Date: April 8, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/ Don W. Hubble                  By: /s/ T. M. Armstrong
    ----------------------------------     ----------------------------------
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

By: /s/ James W. Shaffer
    ----------------------------------
    James W. Shaffer
    Vice President and Treasurer
    (Principal Accounting Officer)


    David A. Abrahamson              *     Susan S. Elliott                 *
-------------------------------------- --------------------------------------
    (David A. Abrahamson)                  (Susan S. Elliott)
     Director                               Director

    Alan C. Henderson                *     Charles W. Mueller               *
-------------------------------------- --------------------------------------
    (Alan C. Henderson)                    (Charles W. Mueller)
     Director                               Director

    Stephen M. O'Hara                *     William A. Peck                  *
-------------------------------------- --------------------------------------
    (Stephen M. O'Hara)                    (William A. Peck)
     Director                               Director

    Kelvin R. Westbrook              *
--------------------------------------
    (Kelvin R. Westbrook)
     Director

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


                                           /s/ Don W. Hubble
                                           ----------------------------------
                                           Don W. Hubble, as attorney-in-fact

Date: April 8, 2002

                                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                      AND FINANCIAL STATEMENT SCHEDULE

CONSOLIDATED FINANCIAL STATEMENTS:

         Report of Independent Public Accountants..............................................F-2
         Consolidated Statements of Income for the Years Ended January 26, 2002,
             January 27, 2001 and January 29, 2000.............................................F-3
         Consolidated Balance Sheets as of January 26, 2002 and January 27, 2001...............F-4
         Consolidated Statements of Shareholders' Equity for the Years Ended
             January 26, 2002, January 27, 2001 and January 29, 2000...........................F-5
         Consolidated Statements of Cash Flows for the Years Ended January 26, 2002,
             January 27, 2001 and January 29, 2000.............................................F-6
         Notes to Consolidated Financial Statements............................................F-7

FINANCIAL STATEMENT SCHEDULE:

         Report of Independent Public Accountants..............................................S-1
         Schedule II -- Valuation and Qualifying Accounts for the Three Years Ended
             January 26, 2002..................................................................S-2

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
----------------------------------------

To Angelica Corporation:

We have audited the accompanying consolidated balance sheets of Angelica Corporation (a Missouri corporation) and subsidiaries as of January 26, 2002 and January 27, 2001, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended January 26, 2002. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Angelica Corporation and subsidiaries as of January 26, 2002 and January 27, 2001, and the results of their operations and their cash flows for each of three years in the period ended January 26, 2002, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

ARTHUR ANDERSEN LLP
St. Louis, Missouri
March 21, 2002

CONSOLIDATED STATEMENTS OF INCOME
ANGELICA CORPORATION AND SUBSIDIARIES

For Years Ended                                            January 26,   January 27,   January 29,
(Dollars in thousands, except per share amounts)                  2002          2001          2000
----------------------------------------------------------------------------------------------------
Textile service revenues                                    $  259,078    $  242,623    $  244,891
Net retail sales                                                90,985        92,675        90,550
----------------------------------------------------------------------------------------------------
Combined sales and revenues                                    350,063       335,298       335,441
----------------------------------------------------------------------------------------------------
Cost of textile services                                       212,984       203,042       207,309
Cost of goods sold (Note 8)                                     45,780        45,303        44,165
----------------------------------------------------------------------------------------------------
                                                               258,764       248,345       251,474
----------------------------------------------------------------------------------------------------
Gross profit                                                    91,299        86,953        83,967
Selling, general and administrative expenses                    79,641        74,979        72,051
Restructuring charge (Note 8)                                    2,982             -             -
----------------------------------------------------------------------------------------------------
Operating income from continuing operations                      8,676        11,974        11,916
Interest expense                                                (7,390)       (8,085)       (8,593)
Other income (expense), net                                        504           659          (107)
----------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes            1,790         4,548         3,216
Provision for income taxes                                         161         1,501         1,190
----------------------------------------------------------------------------------------------------
Income from continuing operations                           $    1,629    $    3,047    $    2,026
----------------------------------------------------------------------------------------------------
Discontinued operations (Note 2):
(Loss) income from operations of discontinued segment,
  net of tax                                                      (340)        3,539         3,248
Loss on disposal of discontinued segment, (including
  provision of $2,398 pretax for operating losses
  during phase-out period), net of tax                         (23,998)            -             -
----------------------------------------------------------------------------------------------------
(Loss) income from discontinued operations                     (24,338)        3,539         3,248
----------------------------------------------------------------------------------------------------
Net (loss) income                                           $  (22,709)   $    6,586    $    5,274
====================================================================================================
Basic earnings (loss) per share:
  Income from continuing operations                         $     0.19    $     0.35    $     0.23
  Discontinued operations                                        (2.83)         0.41          0.38
----------------------------------------------------------------------------------------------------
Net (loss) income                                           $    (2.64)   $     0.76    $     0.61
====================================================================================================
Diluted earnings (loss) per share:
  Income from continuing operations                         $     0.19    $     0.35    $     0.23
  Discontinued operations                                        (2.81)         0.41          0.38
----------------------------------------------------------------------------------------------------
Net (loss) income                                           $    (2.62)   $     0.76    $     0.61
====================================================================================================

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS
ANGELICA CORPORATION AND SUBSIDIARIES

                                                                  January 26,   January 27,
(Dollars in thousands)                                                   2002          2001
---------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and short-term investments                                  $   18,742    $   20,311
  Receivables, less reserves of $1,306 and $1,909                      33,536        36,071
  Inventories                                                          14,435        16,946
  Linens in service                                                    32,196        32,846
  Prepaid expenses and other current assets                             2,968         3,944
  Deferred income taxes                                                16,478         3,971
  Net current assets of discontinued segment (Note 2)                  61,774        95,599
---------------------------------------------------------------------------------------------
Total Current Assets                                                  180,129       209,688
---------------------------------------------------------------------------------------------
Property and Equipment:
  Land                                                                  5,449         4,991
  Buildings and leasehold improvements                                 59,446        56,873
  Machinery and equipment                                             109,101       104,988
  Capitalized leased property                                             897           897
---------------------------------------------------------------------------------------------
                                                                      174,893       167,749
Less--reserve for depreciation                                         98,208        91,294
---------------------------------------------------------------------------------------------
                                                                       76,685        76,455
---------------------------------------------------------------------------------------------
Other:
  Goodwill                                                              4,294         4,531
  Other acquired assets                                                 1,553         2,659
  Cash surrender value of life insurance                               25,349        22,628
  Deferred income taxes                                                   654             -
  Miscellaneous                                                           365           536
---------------------------------------------------------------------------------------------
                                                                       32,215        30,354
Net noncurrent assets of discontinued segment (Note 2)                  1,836        13,758
---------------------------------------------------------------------------------------------
Total Assets                                                       $  290,865    $  330,255
=============================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt (Note 4)                    $   71,602    $   27,841
  Accounts payable                                                     20,958        27,445
  Accrued wages and other compensation                                 10,716         7,032
  Other accrued liabilities                                            29,893        22,921
---------------------------------------------------------------------------------------------
Total Current Liabilities                                             133,169        85,239
---------------------------------------------------------------------------------------------
Long-Term Debt, less current maturities (Note 4)                          812        60,963
---------------------------------------------------------------------------------------------
Other:
  Deferred compensation and other long-term liabilities                15,380        13,837
  Deferred income taxes                                                     -         5,897
---------------------------------------------------------------------------------------------
                                                                       15,380        19,734
---------------------------------------------------------------------------------------------
Shareholders' Equity:
  Common Stock, $1 par value, authorized 20,000,000
     shares, issued: 9,471,538 shares                                   9,472         9,472
  Capital surplus                                                       4,200         4,196
  Retained earnings                                                   142,188       168,677
  Accumulated other comprehensive income (Note 2)                           -        (1,980)
  Common Stock in treasury, at cost: 863,329 and 929,070 shares       (14,356)      (16,046)
---------------------------------------------------------------------------------------------
                                                                      141,504       164,319
---------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                         $  290,865    $  330,255
=============================================================================================

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
ANGELICA CORPORATION AND SUBSIDIARIES

For Years Ended                                January 26,   January 27,   January 29,
(Dollars in thousands)                                2002          2001          2000
----------------------------------------------------------------------------------------
COMMON STOCK ($1 PAR VALUE)
  Balance beginning of year                      $   9,472     $   9,472     $   9,472
----------------------------------------------------------------------------------------
  Balance end of year                            $   9,472     $   9,472     $   9,472
----------------------------------------------------------------------------------------
CAPITAL SURPLUS
  Balance beginning of year                      $   4,196     $   4,196     $   4,196
     Exercise of stock options/stock awards              4             -             -
----------------------------------------------------------------------------------------
  Balance end of year                            $   4,200     $   4,196     $   4,196
----------------------------------------------------------------------------------------
RETAINED EARNINGS
  Balance beginning of year                      $ 168,677     $ 166,574     $ 170,111
     Net (loss) income                             (22,709)        6,586         5,274
     Cash dividends                                 (2,751)       (4,155)       (8,328)
     Exercise of stock options/stock awards         (1,029)         (328)         (483)
----------------------------------------------------------------------------------------
  Balance end of year                            $ 142,188     $ 168,677     $ 166,574
----------------------------------------------------------------------------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME
  Balance beginning of year                      $  (1,980)    $  (1,699)    $  (2,285)
     Translation adjustment                           (285)         (281)          586
     Effect of discontinued operations (Note 2)      2,265             -             -
----------------------------------------------------------------------------------------
  Balance end of year                            $       -     $  (1,980)    $  (1,699)
----------------------------------------------------------------------------------------
COMMON STOCK IN TREASURY, AT COST
  Balance beginning of year                      $ (16,046)    $ (15,131)    $ (15,691)
    Treasury stock purchased                             -        (1,287)         (360)
    Exercise of stock options/stock awards           1,701           463           998
    Other changes during year                          (11)          (91)          (78)
----------------------------------------------------------------------------------------
  Balance end of year                            $ (14,356)    $ (16,046)    $ (15,131)
----------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY, END OF YEAR                $ 141,504     $ 164,319     $ 163,412
========================================================================================

COMPREHENSIVE INCOME
  Net (loss) income                              $ (22,709)    $   6,586     $   5,274
  Change in cumulative translation adjustment         (285)         (281)          586
  Effect of discontinued operations (Note 2)         2,265             -             -
----------------------------------------------------------------------------------------
  Total Comprehensive (Loss) Income              $ (20,729)    $   6,305     $   5,860
========================================================================================

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
ANGELICA CORPORATION AND SUBSIDIARIES

For Years Ended                                               January 26,  January 27,  January 29,
(Dollars in thousands)                                               2002         2001         2000
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income                                            $  (22,709)  $    6,586   $    5,274
  Net loss (income) from discontinued segment                      24,338       (3,539)      (3,248)
-----------------------------------------------------------------------------------------------------
  Income from continuing operations                                 1,629        3,047        2,026
  Non-cash items included in net income:
     Depreciation                                                  11,100       11,267       11,556
     Amortization                                                   1,974        2,235        2,827
     Restructuring and other charges                                4,180            -            -
  Change in working capital components of continuing
    operations, net of businesses acquired/disposed of:
     Receivables, net                                               2,535        1,899       (2,404)
     Inventories and linens in service                              1,835            9        8,998
     Prepaid expenses and other current assets                     (3,291)      (1,148)        (499)
     Accounts payable                                              (5,158)       3,384       (1,294)
     Compensation and other accruals                                2,369        4,508       (6,320)
     Income taxes                                                   1,636          993          484
  Cash surrender value of life insurance                           (2,721)      (1,674)      (2,314)
  Other, net                                                       (2,290)       1,214         (677)
-----------------------------------------------------------------------------------------------------
Net cash flow provided by continuing operations                    13,798       25,734       12,383
Net cash flow provided by (used in) discontinued operations        18,290       (7,029)      12,339
-----------------------------------------------------------------------------------------------------
Net cash flow provided by operating activities                     32,088       18,705       24,722
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Expenditures for property and equipment, net                    (13,873)     (10,595)      (6,677)
  Cost of businesses acquired                                        (785)           -         (505)
  Disposition of businesses and property                              302        1,874        5,777
-----------------------------------------------------------------------------------------------------
Net cash flow (used in) continuing operations                     (14,356)      (8,721)      (1,405)
Net cash flow (used in) provided by discontinued operations          (540)       2,493         (762)
-----------------------------------------------------------------------------------------------------
Net cash flow (used in) investing activities                      (14,896)      (6,228)      (2,167)
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Long-term and short-term debt repayments                        (28,390)      (1,789)      (5,359)
  Proceeds from issuance of long-term debt                         12,000            -            -
  Repurchase of stock                                                   -       (1,287)        (360)
  Dividends paid                                                   (2,751)      (4,155)      (8,328)
  Other, net                                                          665           44          440
-----------------------------------------------------------------------------------------------------
Net cash flow (used in) continuing operations                     (18,476)      (7,187)     (13,607)
Net cash flow (used in) discontinued operations                      (285)        (630)        (173)
-----------------------------------------------------------------------------------------------------
Net cash flow (used in) financing activities                      (18,761)      (7,817)     (13,780)
-----------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and short-term investments         (1,569)       4,660        8,775
Cash and short-term investments at beginning of year               20,311       15,651        6,876
-----------------------------------------------------------------------------------------------------
Cash and short-term investments at end of year                 $   18,742   $   20,311   $   15,651
=====================================================================================================

Supplemental cash flow information:
  Income taxes paid                                            $    4,438   $    3,508   $    2,867
  Interest paid                                                $    7,688   $    7,767   $    9,286
=====================================================================================================

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Angelica Corporation and Subsidiaries

------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS
The Company provides textile rental and laundry services principally to healthcare institutions and to a limited extent to hotels, motels and restaurants, in or near major metropolitan areas in the United States. The Company also operates a nationwide chain of specialty retail stores primarily for nurses and other healthcare professionals.

     On January 25, 2002, the Company's Board of Directors approved a plan to discontinue the Manufacturing and Marketing segment, as discussed in
Note 2, Discontinued Operations.

PRINCIPLES OF CONSOLIDATION
All subsidiaries are wholly-owned and are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated.

     Textile service revenues are recognized at the time the service is provided to the customer. Net retail sales are recognized at the time the merchandise is shipped to or picked up by the customer.

RECLASSIFICATIONS
Certain amounts in prior years have been reclassified to conform to current year presentation. The consolidated financial statements have been reclassified to reflect the Company's Manufacturing and Marketing business segment as a discontinued operation for all periods presented.

     In accordance with requirements of the Financial Accounting Standards Board's Emerging Issues Task Force, in fiscal year 2002 the Company reclassified volume-based rebates paid to customers from selling, general and administrative expenses to reduction of textile service revenues. In addition, in fiscal year 2001 the Company changed the classification of shipping and handling revenues and costs to reflect amounts billed to customers as sales and the related costs as cost of goods sold.

USE OF ESTIMATES
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which required the use of certain estimates by Management in determining the Company's assets, liabilities, revenues and expenses. Actual results may vary from these estimates.

FOREIGN CURRENCY TRANSLATION
The Company accounts for foreign currency translation in accordance with Statement of Financial Accounting Standards (SFAS) No. 52. The cumulative effect of this method is reflected as accumulated other comprehensive income in shareholders' equity.

INVENTORIES
Inventory costs are determined principally by the use of the retail inventory method, and are stated at the lower of such cost or market.

LINENS IN SERVICE
Linens in service are stated at depreciated cost and amortized over their expected useful lives of one to two years.

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Renewals and betterments are capitalized.

     Property and equipment are depreciated over their expected useful lives (buildings -- 15 to 40 years; machinery and equipment -- three to 10 years). Depreciation is computed principally on the straight-line method. Leasehold improvements are amortized using the straight-line method over the lesser of their useful lives or lease terms.

GOODWILL AND OTHER ACQUIRED ASSETS
Goodwill, the excess of cost over net assets of businesses acquired, recorded as of June 30, 2001 is being amortized on the straight-line basis over periods not exceeding 40 years. Goodwill recorded after June 30, 2001 is not amortized. See discussion under the caption "New Accounting Pronouncements" below of the effect of SFAS No. 142, "Goodwill and Other Intangible Assets," for the treatment of goodwill for future fiscal years beginning with fiscal 2003. Other acquired assets, including customer contracts and non-competition agreements, are being amortized on the straight-line basis generally over periods of three to seven years.

INCOME TAXES
The Company accounts for income taxes in accordance with SFAS No. 109, which utilizes the liability method. Under this method, deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.

NEW ACCOUNTING PRONOUNCEMENTS
In June 2001, the Financial Accounting Standards Board (FASB) issued
SFAS No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used and governs the initial recognition and measurement of intangible assets acquired in business combinations initiated after June 30, 2001. The Company has adopted SFAS No. 141 for all acquisitions consummated subsequent to June 30, 2001.

     In June 2001, the FASB also issued SFAS No. 142, "Goodwill and
Other Intangible Assets." Under SFAS No. 142, goodwill recorded as of
June 30, 2001 will no longer be amortized effective with the date of adoption, which is January 27, 2002 for the Company. Additionally, any goodwill recognized from a business combination completed after June 30, 2001 will not be amortized. Instead, goodwill will be tested for impairment as of the date of adoption and at least annually thereafter using a fair-value based analysis. The Company does not believe the effect on its consolidated financial statements that will result from the adoption of SFAS No. 142 will be significant. Goodwill amortization expense was approximately $316,000 in fiscal 2002 and would be a comparable amount in fiscal 2003, absent this accounting change.

     The FASB also issued SFAS No. 143, "Accounting for Asset Retirement Obligations" in June 2001. The new standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived assets. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. Adoption of SFAS No. 143 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes
SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 establishes the accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and the disposal of segments of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company believes that the adoption of SFAS No. 144 will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the year. Diluted earnings per share is computed by dividing the net income applicable to Common shareholders by the weighted average number of Common and Common equivalent shares outstanding.

     The following table reconciles weighted average shares outstanding to amounts used to calculate basic and diluted earnings per share for fiscal years 2002, 2001 and 2000:

(Dollars and shares in thousands, except per share amounts)                    2002            2001         2000
-----------------------------------------------------------------------------------------------------------------
Net income available to common shareholders:
     Net income from continuing operations                                   $  1,629         $3,047       $2,026
     Net (loss) income from operations of discontinued
        segment, net of tax                                                      (340)         3,539        3,248
     Loss on disposal of discontinued segment, net of tax                     (23,998)           ---          ---
-----------------------------------------------------------------------------------------------------------------
     Net (loss) income                                                       $(22,709)        $6,586       $5,274
=================================================================================================================

Weighted average shares:
     Average shares outstanding                                                 8,598          8,634        8,677
     Effect of dilutive securities - option shares                                 66             47            9
-----------------------------------------------------------------------------------------------------------------
     Average shares outstanding, adjusted for dilutive effects                  8,664          8,681        8,686
=================================================================================================================

Net income per share - Basic:
     Net income from continuing operations                                   $    .19         $  .35       $  .23
     Net (loss) income from operations of discontinued
        segment, net of tax                                                      (.04)           .41          .38
     Loss on disposal of discontinued segment, net of tax                       (2.79)           ---          ---
-----------------------------------------------------------------------------------------------------------------
     Net (loss) income                                                       $  (2.64)          $.76       $  .61
=================================================================================================================

Net income per share - Diluted:
     Net income from continuing operations                                   $    .19         $  .35       $  .23
     Net (loss) income from operations of discontinued
        segment, net of tax                                                      (.04)           .41          .38
     Loss on disposal of discontinued segment, net of tax                       (2.77)           ---          ---
-----------------------------------------------------------------------------------------------------------------
     Net (loss) income                                                       $  (2.62)        $  .76       $  .61
=================================================================================================================

CONSOLIDATED STATEMENTS OF CASH FLOWS
For purposes of the Consolidated Statements of Cash Flows, the Company considers short-term, highly liquid investments (securities with an original maturity date of less than three months) as cash equivalents.

LONG-LIVED ASSETS
In accordance with SFAS No. 121, the Company periodically assesses the carrying value of its long-lived assets and recognizes impairment losses if it is determined that the carrying values are not recoverable.

ADVERTISING EXPENSE
Advertising expense, including cost of catalogues, charged to continuing operations in fiscal years 2002, 2001 and 2000 totaled $3,343,000, $3,465,000 and $2,875,000, respectively.

SELF-INSURANCE PROGRAMS
The Company is self insured up to certain levels for workers' compensation, general liability and vehicle liability coverages after February 1, 1999. Provision for losses relating to these programs are recorded based on the Company's estimates for claims incurred. The estimated liabilities for these programs recorded in other accrued liabilities were $12,510,000 and $9,699,000 at January 26, 2002 and January 27, 2001, respectively. In addition, the Company is primarily self insured for non-union employee medical coverage. The liability is determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. The provision included in accounts payable for this liability at January 26, 2002 and January 27, 2001 was $2,100,000 and $1,690,000, respectively.


2. DISCONTINUED OPERATIONS

The Manufacturing and Marketing segment provides uniforms and business career apparel for a wide variety of institutions and businesses in the United States and Canada. The sale of this segment is expected to be completed during fiscal 2003 at a loss of $36,734,000, less related tax benefit of $12,736,000. The loss on disposal includes the writedown of assets of the Manufacturing and Marketing business by $23,365,000 to estimated net realizable value, the provision for operating losses during the phaseout period of $2,398,000 and the estimated other costs to dispose of this business of $10,971,000.

     The Manufacturing and Marketing business is accounted for as a discontinued segment and, accordingly, operating results and net assets are segregated in the Company's consolidated financial statements and related notes for all periods presented. The net current assets of this discontinued segment are primarily accounts receivable and inventory. Net noncurrent assets are primarily property and equipment.

     Operating results for the Manufacturing and Marketing segment are included in the Consolidated Statements of Income as net (loss) income from operations of discontinued segment for all periods presented. Results for the discontinued segment are as follows:

(Dollars in thousands)                                                  2002            2001             2000
---------------------------------------------------------------------------------------------------------------
Sales, including intersegment sales                                   $143,064        $148,789         $155,730
Less - intersegment sales                                               26,165          26,122           23,453
---------------------------------------------------------------------------------------------------------------
Net sales                                                             $116,899        $122,667         $132,277
===============================================================================================================
(Loss) income before income taxes                                     $   (539)       $  5,906         $  5,156
(Benefit) provision for income taxes                                      (199)          2,367            1,908
---------------------------------------------------------------------------------------------------------------
Net (loss) income                                                     $   (340)       $  3,539         $  3,248
===============================================================================================================


     The loss on disposal of the Manufacturing and Marketing segment includes a curtailment gain of $1,358,000 on the defined benefit pension plan due to the planned reduction of a significant portion of the workforce.

     In accordance with SFAS No. 52, the cumulative translation adjustment, which related entirely to foreign operations of the discontinued segment, has been removed as a separate component of equity and has been reported as part of the loss on disposal of discontinued operations.

3. RETIREMENT BENEFITS

The Company has a non-contributory defined benefit pension plan covering primarily all domestic salaried and hourly administrative non-union personnel. The benefit formula is based on years of service and compensation during employment. The funding policy of the pension plan is in accordance with the requirements of the Employee Retirement Income Security Act of 1974. The funded status of the plan, the net pension liability at January 1, 2002 and January 1, 2001, and the net pension (income) expense for 2002, 2001 and 2000 were as follows:

                                                                                            January 1,    January 1,
(Dollars in thousands)                                                                            2002          2001
--------------------------------------------------------------------------------------------------------------------
Change in benefit obligation:
   Benefit obligation at beginning of year                                                     $19,301       $17,938
   Service cost                                                                                    641           601
   Interest cost                                                                                 1,307         1,281
   Actuarial gain                                                                                  421           751
   Effect of curtailment - Manufacturing and Marketing participants (Note 2)                      (807)           --
   Benefits paid                                                                                (1,289)       (1,270)
--------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                                                              $19,574       $19,301
====================================================================================================================

Change in plan assets:
   Fair value of plan assets at beginning of year                                              $20,047       $21,276
   Actual (loss) return on plan assets                                                            (555)           41
   Employer contributions                                                                           --            --
   Benefits paid                                                                                (1,289)       (1,270)
--------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                                                       $18,203       $20,047
====================================================================================================================

Net pension liability:
   Funded status                                                                               $(1,371)      $   746
   Unrecognized actuarial gain                                                                  (1,625)       (5,200)
   Unrecognized prior service cost                                                                  91           150
   Unrecognized initial obligation                                                                 367           648
--------------------------------------------------------------------------------------------------------------------
Net pension liability at end of year                                                           $(2,538)      $(3,656)
====================================================================================================================

(Dollars in thousands)                                                              2002          2001          2000
--------------------------------------------------------------------------------------------------------------------
Pension expense:
   Service cost                                                                 $   641       $   601       $   735
   Interest cost                                                                  1,307         1,281         1,218
   Expected return on plan assets                                                (1,655)       (1,585)       (1,462)
   Plan curtailment (Note 2)                                                     (1,358)           --            --
   Amortization of prior service cost                                                20            20            20
   Recognized actuarial (gain) loss                                                 (73)         (103)          126
--------------------------------------------------------------------------------------------------------------------
Net pension (income) expense                                                    $(1,118)      $   214       $   637
====================================================================================================================

                                                                                  2002          2001          2000
--------------------------------------------------------------------------------------------------------------------
Actuarial assumptions used in determining projected benefit obligation:
   Discount rate                                                                   6.75%         7.00%         7.40%
   Expected return on plan assets                                                  8.50%         8.50%         8.50%
   Rate of compensation increase                                                   5.00%         5.00%         5.00%
====================================================================================================================

     The Company's 401(k) retirement savings plan provides retirement benefits to eligible domestic employees in addition to those provided by the defined benefit pension plan. The plan permits participants to voluntarily defer up to 12 percent of their compensation, subject to Internal Revenue
Code limitations. The Company also contributes a percentage of the employee's salary to the account of each eligible employee. The Company's policy is to fully fund this plan. The cost for this plan was $619,000, $648,000 and $690,000, for fiscal years 2002, 2001, and 2000, respectively.

     The Company maintains a voluntary deferred compensation plan providing retirement benefits to certain employees and directors in return for deferral of compensation payments. The amount of the retirement benefit is determined based on the amount of compensation deferred and is payable over 15 years following retirement. In addition, the Company maintains a supplemental retirement benefit plan for selected employees. The benefit amount is determined as a percentage of final average compensation, as defined, and is generally payable over 120 months beginning at age 65. The liability recorded in deferred compensation and other long-term liabilities for future retirement obligations related to these plans as of January 26, 2002 and January 27, 2001 was $12,883,000 and $12,629,000, respectively. The
Company funds these liabilities through the purchase of company-owned life insurance policies on plan participants.

     The Company does not provide retirees with post-retirement benefits other than pensions.

4. LONG-TERM DEBT

The following table summarizes information with respect to long-term debt for 2002 and 2001:

(Dollars in thousands)                                                            2002          2001
----------------------------------------------------------------------------------------------------

10.2% notes to insurance company, due
  annually to November 1, 2004                                                 $29,375       $31,375
9.15% notes to insurance companies, due December 31, 2001                          ---        25,000
8.225% notes to insurance companies, due May 1, 2006                            30,000        30,000
5.73% note to bank, due June 28, 2004                                           12,000           ---
Other long-term debt including obligations under capital leases                  1,039         2,429
----------------------------------------------------------------------------------------------------
                                                                                72,414        88,804
Less--current maturities                                                        71,602        27,841
----------------------------------------------------------------------------------------------------
                                                                               $   812       $60,963
====================================================================================================

     The most restrictive of the Company's loan agreements requires that the Company maintain a minimum of $160,000,000 in consolidated net worth, as defined. Due to the pending sale and related loss on disposal of the Manufacturing and Marketing segment, the Company is not in compliance with the net worth covenant. As a result, all of the notes to insurance companies and bank have been reclassified to current liabilities. The Company expects to use proceeds from the sale of Manufacturing and Marketing to substantially pay down the debt and refinance the remainder over the long term.

     Based on borrowing rates currently available for debt instruments with similar terms and average maturities, the fair market value of the Company's long-term debt (assuming the original maturity dates), as of January 26, 2002 and January 27, 2001 was approximately $78,894,000 and $94,161,000, respectively.

5. INCOME TAXES

The provision for income taxes from continuing operations consisted of the following:

(Dollars in thousands)                                           2002         2001        2000
-------------------------------------------------------------------------------------------------
Current:
  Federal                                                    $  2,801     $  2,180    $  2,262
  State                                                           310          348         248
  Foreign                                                          70           75          35
  Deferred                                                     (3,020)      (1,102)     (1,355)
-------------------------------------------------------------------------------------------------
                                                             $    161     $  1,501    $  1,190
=================================================================================================

     Reconciliation between the statutory income tax rate and effective tax rate from continuing operations is summarized below:

                                                                 2002         2001        2000
-------------------------------------------------------------------------------------------------
Statutory rate                                                   34.0%        34.0%       34.0%
State tax, net of federal benefit                                 1.0          3.5         3.2
Effect of permanent items                                       (11.7)         1.1         3.3
Effect of tax credits                                           (14.3)        (5.6)       (3.5)
-------------------------------------------------------------------------------------------------
                                                                  9.0%        33.0%       37.0%
=================================================================================================

     Permanent items relate primarily to insurance products associated with deferred compensation arrangements. Tax credits are received from various federal and state employment programs.

     The tax effect of significant temporary differences representing deferred tax assets and liabilities were as follows:

                                                          January 26,  January 27,
(Dollars in thousands)                                           2002         2001
----------------------------------------------------------------------------------------------
Deferred tax assets:
  Deferred compensation                                      $  5,202     $  5,342
  Insurance reserves not yet deductible                         4,885        5,103
  Customer contracts                                            2,299        2,630
  Loss on disposal of discontinued segment                     12,736          ---
  Other                                                        10,538        9,186
----------------------------------------------------------------------------------------------
                                                               35,660       22,261
----------------------------------------------------------------------------------------------

Deferred tax liabilities:
  Depreciation                                                 (9,838)     (11,482)
  Linen amortization                                           (8,247)     (12,002)
  Other                                                          (443)        (703)
----------------------------------------------------------------------------------------------
                                                              (18,528)     (24,187)
----------------------------------------------------------------------------------------------
Net deferred tax assets (liabilities)                        $ 17,132     $ (1,926)
==============================================================================================


     The deferred tax asset related to discontinued operations consists primarily of the writedown of inventory and fixed assets, estimated severance payments and estimated losses on transitional operations.

     Temporary differences of approximately $8,811,000 related to investments in foreign subsidiaries are expected to reverse in fiscal 2003. Included in deferred tax liabilities is $441,000 related to these temporary differences.

6. PREFERRED STOCK

The Company has two classes of authorized Preferred Stock: Class A, $1 stated value per share, authorized in the amount of 100,000 shares; and Class B, authorized in the amount of 2,500,000 shares. At January 26, 2002, no shares of Class A or Class B were outstanding.


7. SHAREHOLDER RIGHTS PLAN

The Company has a Shareholder Rights Plan, under which a Right is attached to each share of the Company's Common Stock. The Rights may only become exercisable under certain circumstances involving actual or potential acquisitions of the Company's Common Stock by a person or group of affiliated or associated persons. Depending upon the circumstances, if the Rights become exercisable, the holders thereof may be entitled to purchase units of the Company's Class B Series 2 Junior Participating Preferred Stock, shares of the Company's Common Stock or shares of common stock of the surviving or acquiring company. The Rights will remain in existence until September 7, 2008, unless they are earlier exercised, redeemed or exchanged.


8. RESTRUCTURING AND OTHER CHARGES

During the fourth quarter of fiscal 2002, the Company recorded restructuring and other charges of $4,180,000 ($3,804,000 after-tax or $.44 per basic and diluted share) related primarily to the closing of certain retail stores and the liquidation of non-healthcare inventory in the Retail Sales segment. These charges consisted of inventory writedowns of $1,198,000 included in cost of goods sold and other charges totaling $2,982,000 included in restructuring charge. The charges include an accrual for lease termination costs of $2,263,000 and writedowns of inventory, fixed assets and other assets totaling $1,917,000. As of January 26, 2002, there were no payments charged to the restructuring reserve. The entire reserve is expected to be utilized during fiscal 2003.


9. STOCK-BASED COMPENSATION PLANS

The Company has various stock option and stock bonus plans that provide for the granting to certain employees and directors of incentive stock options, non-qualified stock options, restricted stock and performance awards. Options and awards have been granted at the fair market value at the date of grant, although certain plans allow for awards to be granted at a price below fair market value. Options are exercisable not less than six months nor more than 10 years after the date of grant.

     The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock and performance-based awards, as to which the amounts charged to expense in fiscal years 2002, 2001 and 2000 totaled $3,343,000, $3,465,000 and $2,875,000, respectively.

     A summary of the status of the Company's stock option plans for fiscal years 2002, 2001 and 2000 and changes during the years then ended is presented in the table below:

                                              2002                     2001                     2000
--------------------------------------------------------------------------------------------------------------

                                                   Weighted                 Weighted                  Weighted
                                                    Average                  Average                   Average
                                                   Exercise                 Exercise                  Exercise
                                       Shares        Price       Shares      Price       Shares         Price
--------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year       906,150      $15.10       754,815     $20.18       674,175      $23.91

Granted                                151,000       10.37       334,000       7.32       287,200       13.48

Exercised                               (3,625)       7.25           ---        ---           ---         ---

Lapsed                                 (78,500)      22.70      (182,665)     21.88      (206,560)      23.04

--------------------------------------------------------------------------------------------------------------

Outstanding at end of year             975,025      $13.78       906,150     $15.10       754,815      $20.18

==============================================================================================================

Options exercisable at year end        473,511      $17.58       364,292     $21.70       320,797      $25.19

==============================================================================================================

Options available for future grant     302,253                   431,982                  656,945

==============================================================================================================

Weighted average fair value for
   options granted during the year     $  2.81                  $   2.12                 $   3.15

==============================================================================================================

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in fiscal 2002, 2001 and 2000, respectively: risk-free interest rates of 5.2%, 6.8% and 6.1%; expected dividend yields of 4.5%, 4.4% and 4.2%; volatilities of 33.8%, 31.4% and 23.6%; and expected lives of nine to 10 years in all periods. The range of exercise prices for the 975,025 options outstanding at year end was $7.25 to $26.63, and the weighted-average remaining contractual life was 6.7 years.

     Had compensation expense for stock-based compensation plans for 2002, 2001 and 2000 been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would approximate the pro forma amounts below (in thousands except per share data):


                                               2002            2001        2000
-----------------------------------------------------------------------------------

Net (loss) income:
     As reported                              $(22,709)       $6,586      $5,274
     Pro forma                                 (23,139)        6,250       4,766

Basic (loss) earnings per share:
     As reported                              $  (2.64)       $  .76      $  .61
     Pro forma                                   (2.69)          .72         .55

Diluted (loss) earnings per share:
     As reported                              $  (2.62)       $  .76      $  .61
     Pro forma                                   (2.67)          .72         .55
-----------------------------------------------------------------------------------


     SFAS No. 123 does not apply to awards prior to 1996, nor are the effects of its application in this disclosure indicative of the pro forma effect on net income in future years.

10. COMMITMENTS AND CONTINGENCIES

Future minimum payments by year and in the aggregate under operating leases with initial or remaining terms of one year or more, consisted of the following at January 26, 2002:

                                                                  Minimum
(Dollars in thousands)                                            Payments
--------------------------------------------------------------------------
2003                                                              $ 8,440
2004                                                                7,260
2005                                                                6,124
2006                                                                4,988
2007                                                                3,717
Later years                                                         9,098
--------------------------------------------------------------------------

Total minimum lease payments                                      $39,627
==========================================================================

     Rental expense for all operating leases consisted of:

(Dollars in thousands)                                       2002          2001          2000
---------------------------------------------------------------------------------------------
Minimum rentals                                           $14,787       $13,978       $13,447
Contingent rentals                                            346           437           418
---------------------------------------------------------------------------------------------
                                                          $15,133       $14,415       $13,865
=============================================================================================

     The Company is a party to various claims and legal proceedings which arose in the ordinary course of its business. Although the ultimate disposition of these proceedings is not presently determinable, Management does not believe that an adverse determination in any or all of such proceedings will have a material adverse effect upon the financial condition or operating results of the Company.

11.  BUSINESS SEGMENT INFORMATION

The Company has operated principally in three industry segments: Textile Services, Manufacturing and Marketing and Retail Sales. Manufacturing and Marketing is being treated as a discontinued operation. These segments, including products and principal markets, are described elsewhere in this report.

(Dollars in thousands)                                       2002          2001          2000
--------------------------------------------------------------------------------------------------
Combined sales and revenues:
     Textile Services                                     $  259,078    $  242,623    $  244,891
     Retail Sales                                             90,985        92,675        90,550
--------------------------------------------------------------------------------------------------
                                                          $  350,063    $  335,298    $  335,441
==================================================================================================
Income from continuing operations before income taxes:
     Textile Services                                     $   18,741    $   14,526    $   13,482
     Retail Sales                                             (4,951)        2,454         3,260
     Interest, corporate expenses and other, net             (11,992)      (12,232)      (13,433)
     Eliminations                                                 (8)         (200)          (93)
--------------------------------------------------------------------------------------------------
                                                          $    1,790    $    4,548    $    3,216
==================================================================================================
Assets (as of year end):
     Textile Services                                     $  140,498    $  141,916    $  151,271
     Retail Sales                                             30,318        32,177        28,826
     Corporate                                                56,439        46,805        38,149
     Net assets of discontinued segment                       63,610       109,357       101,349
--------------------------------------------------------------------------------------------------
                                                          $  290,865    $  330,255    $  319,595
==================================================================================================
Depreciation and amortization:
     Textile Services                                     $    9,621    $    9,541    $   10,227
     Retail Sales                                              2,686         3,033         3,098
     Corporate                                                   767           928         1,058
--------------------------------------------------------------------------------------------------
                                                          $   13,074    $   13,502    $   14,383
==================================================================================================
Capital additions, net:
     Textile Services                                     $   10,134    $    6,998    $    4,196
     Retail Sales                                              3,694         3,591         2,082
     Corporate                                                    45             6           399
--------------------------------------------------------------------------------------------------
                                                          $   13,873    $   10,595    $    6,677
==================================================================================================


     Sales of foreign operations and export sales were not significant. The Company has no one major customer. Corporate assets consist primarily of cash, investments, deferred income taxes, cash surrender value of company-owned life insurance, information systems equipment and office furniture and fixtures. Corporate expenses consist of the Company's principal administrative and financial functions, which are centrally managed. Capital additions do not include the cost of properties acquired in business acquisitions.

12.  UNAUDITED QUARTERLY FINANCIAL DATA

Quarterly results for 2002 and 2001 for continuing operations are shown below:

Fiscal 2002 Quarter Ended
(Dollars in thousands, except per share amounts)            April 28        July 28     October 27   January 26
-----------------------------------------------------------------------------------------------------------------
Combined sales and revenues:
   Textile Services                                        $  65,285     $   64,585     $   65,095   $   64,113
   Retail Sales                                               23,902         20,774         23,930       22,379
-----------------------------------------------------------------------------------------------------------------
                                                           $  89,187     $   85,359     $   89,025   $   86,492
=================================================================================================================
Gross profit:
   Textile Services                                        $  11,182     $   11,587     $   11,548   $   11,777
   Retail Sales                                               12,264         11,046         12,445        9,450
-----------------------------------------------------------------------------------------------------------------
                                                           $  23,446     $   22,633     $   23,993   $   21,227
=================================================================================================================
Operating earnings (loss) from continuing operations:
   Textile Services                                        $   4,740     $    4,831     $    4,785   $    4,385
   Retail Sales                                                  (61)          (712)           812       (4,990)
-----------------------------------------------------------------------------------------------------------------
                                                           $   4,679     $    4,119     $    5,597   $     (605)
=================================================================================================================
Net income (loss) from continuing operations               $   1,399     $      687     $    2,242   $   (2,699)
=================================================================================================================
Basic and diluted earnings (loss) per share                $     .16     $      .08     $      .26   $    (0.31)
=================================================================================================================

Fiscal 2001 Quarter Ended
(Dollars in thousands, except per share amounts)            April 29        July 29     October 28   January 27
-----------------------------------------------------------------------------------------------------------------
Combined sales and revenues:
   Textile Services                                        $  60,529     $   59,747     $   60,985   $   61,362
   Retail Sales                                               23,291         21,355         24,876       23,153
-----------------------------------------------------------------------------------------------------------------
                                                           $  83,820     $   81,102     $   85,861   $   84,515
=================================================================================================================
Gross profit:
   Textile Services                                        $  10,570     $   10,026     $    9,763   $    9,222
   Retail Sales                                               11,827         10,984         12,711       11,850
-----------------------------------------------------------------------------------------------------------------
                                                           $  22,397     $   21,010     $   22,474   $   21,072
=================================================================================================================
Operating earnings from continuing operations:
   Textile Services                                        $   4,356     $    3,868     $    3,133   $    3,169
   Retail Sales                                                  543            146          1,248          517
-----------------------------------------------------------------------------------------------------------------
                                                           $   4,899     $    4,014     $    4,381   $    3,686
=================================================================================================================
Net income from continuing operations                      $     900     $      582     $      819   $      746
=================================================================================================================
Basic and diluted earnings per share                       $     .10     $      .07     $      .09   $      .09
=================================================================================================================

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------



To Angelica Corporation:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Angelica Corporation and subsidiaries included in this Form 10-K, and have issued our report thereon dated March 21, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)2(i) included in this Form 10-K is the responsibility of the Corporation's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

ARTHUR ANDERSEN LLP



St. Louis, Missouri,
March 21, 2002

                                                                  Schedule II

                      ANGELICA CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                    FOR THE THREE YEARS ENDED JANUARY 26, 2002
                                 (In Thousands)
                         ------------------------------

                       Balance at       Charged                        Balance
                       Beginning       to Costs                       at End of
Description            of Period     and Expenses    Deductions (a)    Period
-----------            ----------    ------------    --------------   ---------
Reserve for doubtful
accounts - deducted
from receivables in
the balance sheet

                                     YEAR ENDED JANUARY 26, 2002
                                     ---------------------------
                        $ 1,909         $   869         $ 1,472       $ 1,306
                          =====           =====           =====         =====

                                     YEAR ENDED JANUARY 27, 2001
                                     ---------------------------
                        $ 2,072         $   753         $   916       $ 1,909
                          =====           =====           =====         =====

                                     YEAR ENDED JANUARY 29, 2000
                                     ---------------------------
                        $ 1,512         $   857         $   297       $ 2,072
                          =====           =====           =====         =====


(a)  Doubtful accounts written off against reserve provided, net of recoveries.

                               EXHIBIT INDEX
                               -------------

Exhibit
Number   Description
------   -----------

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

4.2 10.3% and 9.76% Senior Notes to insurance company due annually to 2004, together with Note Facility Agreement. Filed as Exhibit 4.2 to the Form 10-K for the fiscal year ended January 27, 1990.**

4.3      8.225% Senior Notes to Nationwide Life Insurance Company,
         American United Life Insurance Company, Aid Association for Lutherans (reissued to Nimer & Co. as of August 1, 1998) and Modern Woodmen of America due May 1, 2006, together with Note Agreement. Filed as Exhibit 4.4 to the Form 10-Q for the fiscal quarter ended July 29, 1995.**

             Note: No other long-term debt instrument issued by the Registrant exceeds 10% of the consolidated total assets of the Registrant and its subsidiaries. In accordance with Item 601(b)
             (4) (iii) (A) of Regulation S-K, the Registrant will furnish to the Commission upon request copies of long-term debt instruments and related agreements.

10.1 Angelica Corporation 1994 Performance Plan (as amended 1/31/95). Filed as Exhibit 10.1 to the Form 10-K for fiscal year ended January 28, 1995.**

10.2 Form of Participation Agreement for the Angelica Corporation Management Retention and Incentive Plan (filed as Exhibit 10.3 to the Form 10-K for fiscal year ended 1/30/93 and incorporated herein by reference) with revised schedule setting out executive officers covered under such agreements and the "Benefit Multiple" listed for each.*

10.3 Angelica Corporation Stock Award Plan. Filed as Exhibit 10 to the Form 10-K for fiscal year ended February 1, 1992.**

10.4     Angelica Corporation Supplemental Plan restated as of
         September 1, 2000. Filed as Exhibit 10.6 to the Form 10-Q for fiscal quarter ended October 28, 2000.**

10.5 Deferred Compensation Option Plan for Selected Management Employees, filed as Exhibit 19.9 to the Form 10-K for fiscal year ended
         January 26, 1991. Amendment dated October 25, 1994 filed as
         Exhibit 10.27 to the form 10-K for fiscal year ended January 28, 1995; and amendment dated February 25, 1997 filed as Exhibit 10.34 to the Form 10-K for fiscal year ended January 25, 1997.**

10.6     Deferred Compensation Option Plan for Directors, filed as
         Exhibit 19.8 to the Form 10-K for fiscal year ended January 26, 1991. Amendment dated July 28, 1992 filed as Exhibit 19.3 to the Form 10-K for fiscal year ended January 30, 1993; and amendment dated November 29, 1994 filed as Exhibit 10.24 to the Form 10-K for fiscal year ended January 28, 1995.**

10.7 Supplemental and Deferred Compensation Trust. Filed as Exhibit 19.5 to the Form 10-K for fiscal year ended February 1, 1992.**

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

10.11 Restated Deferred Compensation Plan for Non-Employee Directors, filed as Exhibit 10 (v) to the Form 10-K for fiscal year ended January 28, 1984. Amendment No. 1 dated November 29, 1994 was filed as Exhibit 10.25 to the Form 10-K for fiscal year ended January 28, 1995.**

10.12 Restated Angelica Corporation Stock Bonus and Incentive Plan. Filed as Exhibit 10.16 to the Form 10-K for the fiscal year ended
         January 29, 2000.**

10.13 Angelica Corporation 1994 Non-Employee Directors Stock Plan. Filed as Appendix A to the Proxy Statement for the Annual Meeting of Shareholders held on May 23, 1995. First amendment dated
         January 27, 1998 was filed as Exhibit 10.35 to the Form 10-K for fiscal year ended January 31, 1998.**

10.14 Specimen form of Stock Option Agreement under the Angelica Corporation 1994 Performance Plan. Filed as Exhibit 10.15 to the Form 10-Q for fiscal quarter ended July 28, 2001.**

10.15 Specimen form of Stock Option Agreement under the Angelica Corporation 1999 Performance Plan. Filed as Exhibit 10.16 to the Form 10-Q for fiscal quarter ended July 28, 2001.**

10.16 Form of Indemnification Agreement between the Company and each of its directors and executive officers (filed as Exhibit 10.22 to the Form 10-K for fiscal year ended January 30, 1999).** An amended schedule identifying the directors and current executive officers who have executed such agreements was filed as Exhibit 10.20 to the Form 10-K for fiscal year ended
         January 27, 2001.**

10.17 Employment Agreement between the Company and Theodore M. Armstrong, dated January 1, 2000. Filed as Exhibit 10.23 to the Form 10-K for fiscal year ended January 29, 2000.**

10.18 Employment Agreement between the Company and Don W. Hubble, dated December 12, 1997. Filed as Exhibit 10.30 to the Form 10-K for fiscal year ended January 31, 1998.**

10.19 Retirement Benefit Agreement between the Company and Don W. Hubble dated January 1, 1998. Filed as Exhibit 10.31 to the Form 10-K for fiscal year ended January 31, 1998.**

10.20 Non-Qualified Stock Option Agreement between the Company and Don W. Hubble dated January 2, 1998. Filed as Exhibit 10.32 to the Form 10-K for fiscal year ended January 31, 1998.**

10.21 Employment Agreement between the Company and Steven L. Frey, dated March 1, 2001. Filed as Exhibit 10.27 to the Form 10-K for fiscal year ended January 27, 2001.**

10.22 Angelica Corporation 1999 Performance Plan. Filed as Appendix A to the Proxy Statement for the Annual Meeting of Shareholders held May 25, 1999.**

10.23 Employment Agreement between the Company and Denis R. Raab, dated August 23, 1999. Filed as Exhibit 10.32 to the Form 10-Q for fiscal quarter ended October 30, 1999.**

10.24 Employment Agreement between the Company and Daniel J. Westrich, dated October 1, 1999. Filed as Exhibit 10.33 to the Form 10-Q for fiscal quarter ended October 30, 1999.**

10.25 Employment Agreement between the Company and James W. Shaffer, dated October 1, 1999. Filed as Exhibit 10.34 to the Form 10-Q for fiscal quarter ended October 30, 1999.**

10.26 Employment Agreement between the Company and Edward P. Ryan, dated November 6, 2001. Filed as Exhibit 10.27 to the Form 10-Q for fiscal quarter ended October 27, 2001.**

10.27 Employment Agreement between the Company and Paul R. Anderegg, dated February 1, 2001. Filed as Exhibit 10.33 to the Form 10-K for fiscal year ended January 27, 2001.**

10.28 Restricted Stock Agreement between the Company and Edward P. Ryan, dated April 1, 2001. Filed as Exhibit 10.34 to the Form 10-K for fiscal year ended January 27, 2001.**

10.29 Letter Agreement between the Company and Charles D. Molloy, Jr., dated December 18, 2001.*

21       Subsidiaries of the Company.*

23       Consent of Independent Public Accountants.*

24.1     Powers of Attorney submitted by David A. Abrahamson,
         Susan S. Elliott, Alan C. Henderson, Charles W. Mueller,
         Stephen M. O'Hara, William A. Peck and Kelvin R. Westbrook.*

24.2 Certified copy of Board Resolution authorizing Form 10-K filing utilizing powers of attorney.*

99.1 Letter from the Company to Securities and Exchange Commission regarding representations made by Arthur Andersen LLP.*


The Company will furnish to any record or beneficial shareholder requesting a copy of this Annual Report on Form 10-K a copy of any exhibit indicated in the above list as filed with this Annual Report on Form 10-K upon payment to it of its reasonable expenses in furnishing such exhibit.