Form 10-K/A
period 2002-01-26
ANGELICA CORP /NEW/
filed 2002-04-11
CIK 6571

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------

                               AMENDMENT NO. 1 ON
                                   FORM 10-K/A

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended January 26, 2002

                          Commission File Number 1-5674

                              --------------------

                              ANGELICA CORPORATION

             (Exact name of registrant as specified in its charter)

               MISSOURI                                43-0905260
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

       424 SOUTH WOODS MILL ROAD
        CHESTERFIELD, MISSOURI                         63017-3406
(Address of principal executive offices)               (Zip Code)

                                 (314) 854-3800
              (Registrant's telephone number, including area code)

                              --------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
  Title of each class                                on which registered
-----------------------                              -------------------

COMMON STOCK, $1.00 PAR VALUE                      NEW YORK STOCK EXCHANGE

PREFERRED STOCK PURCHASE RIGHTS ISSUABLE PURSUANT
TO REGISTRANT'S SHAREHOLDER RIGHTS PLAN            NEW YORK STOCK EXCHANGE

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

  $129,854,945                                             MARCH 28, 2002
----------------                                       -----------------------
    (Value)                                              (Date of Valuation)

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

          COMMON STOCK, $1.00 PAR VALUE, 8,621,006 SHARES OUTSTANDING.

                       DOCUMENTS INCORPORATED BY REFERENCE

        PORTIONS OF THE REGISTRANT'S PROXY STATEMENT DATED APRIL 29, 2002
                          ARE INCORPORATED IN PART III.

==============================================================================

EXPLANATORY NOTE: This Amendment No. 1 on Form 10-K/A amends the
----------------
Registrant's Annual Report on Form 10-K for the year ended January 26, 2002, and is being filed solely for the purpose of amending Note 9 to the Registrant's consolidated financial statements to correct in the second paragraph the amount of compensation expense recognized in connection with the Registrant's restricted stock and performance-based awards.


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

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock and performance-based awards, as to which the amounts charged to expense in fiscal years 2002, 2001 and 2000 totaled $295,000, $404,000 and $503,000, respectively.


A summary of the status of the Company's stock option plans for fiscal years 2002, 2001 and 2000 and changes during the years then ended is presented in the table below:

                                                 2002                     2001                     2000

---------------------------------------------------------------------------------------------------------------

                                                      Weighted                 Weighted                Weighted
                                                      Average                  Average                  Average
                                                      Exercise                 Exercise                Exercise
                                         Shares        Price      Shares        Price      Shares       Price

---------------------------------------------------------------------------------------------------------------

Outstanding at beginning of year         906,150       $15.10     754,815       $20.18     674,175      $23.91
Granted                                  151,000        10.37     334,000         7.32     287,200       13.48
Exercised                                 (3,625)        7.25         ---          ---         ---         ---
Lapsed                                   (78,500)       22.70    (182,665)       21.88    (206,560)      23.04

---------------------------------------------------------------------------------------------------------------

Outstanding at end of year               975,025       $13.78     906,150       $15.10     754,815      $20.18

===============================================================================================================

Options exercisable at year end          473,511       $17.58     364,292       $21.70     320,797      $25.19

===============================================================================================================

Options available for future grant       302,253                  431,982                  656,945

===============================================================================================================

Weighted average fair value for
  options granted during the year        $  2.81                  $  2.12                  $  3.15

===============================================================================================================


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

----------------------------------------------------------------------------------------------------

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

----------------------------------------------------------------------------------------------------

SFAS No. 123 does not apply to awards prior to 1996, nor are the effects of its application in this disclosure indicative of the pro forma effect on net income in future years.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ANGELICA CORPORATION
                                         (Registrant)

                                         By: /s/ James W. Shaffer
                                            ------------------------------
                                            James W. Shaffer
                                            Vice President and Treasurer

Date: April 11, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10-K/A has been signed below on the 11th day of April, 2002 by the following persons in the capacities indicated.


By:              *                       By:              *
   -------------------------------          ------------------------------
   Don W. Hubble                            T. M. Armstrong
   Chairman, President and                  Senior Vice President-Finance
   Chief Executive Officer                  and Administration and Chief
   (Principal Executive Officer)            Financial Officer (Principal
                                            Financial Officer)


By: /s/ James W. Shaffer                 By:              *
   -------------------------------          ------------------------------
   James W. Shaffer                         David A. Abrahamson
   Vice President and Treasurer             Director
   (Principal Accounting Officer)

By:              *                       By:              *
   -------------------------------          ------------------------------
   Susan S. Elliott                         Alan C. Henderson
   Director                                 Director


By:              *                       By:              *
   -------------------------------          ------------------------------
   Charles W. Mueller                       Stephen M. O'Hara
   Director                                 Director


By:              *                       By:              *
   -------------------------------          ------------------------------
   William A. Peck                          Kelvin R. Westbrook
   Director                                 Director

By his signature below, James W. Shaffer has signed this Amendment No. 1 on Form 10-K/A on behalf of each person named above whose name is followed by an asterisk, pursuant to power of attorney previously filed with the Securities and Exchange Commission.


                                    By: /s/ James W. Shaffer
                                       --------------------------------------
                                       James W. Shaffer, as attorney-in-fact
Date: April 11, 2002

                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number  Description
------  -----------

            *       Incorporated by reference from the document listed.
            **      Previously filed.

3.1 Restated Articles of Incorporation of the Company, as currently in effect. Filed as Exhibit 3.1 to the Form 10-K for the fiscal year ended January 26, 1991.*

3.2 Current By-Laws of the Company, as last amended March 27, 2001. Filed as Exhibit 3.2 to the Form 10-K for the fiscal year ended January 27, 2001.*

4.1 Shareholder Rights Plan dated August 25, 1998. Filed as Exhibit 1 to Registration Statement on Form 8-A on August 28, 1998.*

4.2 10.3% and 9.76% Senior Notes to insurance company due annually to 2004, together with Note Facility Agreement. Filed as Exhibit 4.2 to the Form 10-K for the fiscal year ended January 27, 1990.*

4.3 8.225% Senior Notes to Nationwide Life Insurance Company, American United Life Insurance Company, Aid Association for Lutherans (reissued to Nimer & Co. as of August 1, 1998) and Modern Woodmen of America due May 1, 2006, together with Note Agreement. Filed as
        Exhibit 4.4 to the Form 10-Q for the fiscal quarter ended
        July 29, 1995.*

            Note: No other long-term debt instrument issued by the Registrant exceeds 10% of the consolidated total assets of the Registrant and its subsidiaries. In accordance with Item 601(b) (4) (iii) (A) of Regulation S-K, the Registrant will furnish to the Commission upon request copies of long-term debt instruments and related agreements.

10.1 Angelica Corporation 1994 Performance Plan (as amended 1/31/95). Filed as Exhibit 10.1 to the Form 10-K for fiscal year ended January 28, 1995.*

10.2 Form of Participation Agreement for the Angelica Corporation Management Retention and Incentive Plan (filed as Exhibit 10.3 to the Form 10-K for fiscal year ended 1/30/93 and incorporated herein by reference) with revised schedule setting out executive officers covered under such agreements and the "Benefit Multiple" listed for each.**

10.3 Angelica Corporation Stock Award Plan. Filed as Exhibit 10 to the Form 10-K for fiscal year ended February 1, 1992.*

10.4    Angelica Corporation Supplemental Plan restated as of
        September 1, 2000. Filed as Exhibit 10.6 to the Form 10-Q for fiscal quarter ended October 28, 2000.*

10.5 Deferred Compensation Option Plan for Selected Management Employees, filed as Exhibit 19.9 to the Form 10-K for fiscal year ended
        January 26, 1991. Amendment dated October 25, 1994 filed as Exhibit
        10.27 to the form 10-K for fiscal year ended January 28, 1995; and amendment dated February 25, 1997 filed as Exhibit 10.34 to the Form 10-K for fiscal year ended January 25, 1997.*

10.6    Deferred Compensation Option Plan for Directors, filed as
        Exhibit 19.8 to the Form 10-K for fiscal year ended January 26, 1991. Amendment dated July 28, 1992 filed as Exhibit 19.3 to the

        Form 10-K for fiscal year ended January 30, 1993; and amendment dated November 29, 1994 filed as Exhibit 10.24 to the Form 10-K for fiscal year ended January 28, 1995.*

10.7 Supplemental and Deferred Compensation Trust. Filed as Exhibit 19.5 to the Form 10-K for fiscal year ended February 1, 1992.*

10.8 Management Retention Trust. Filed as Exhibit 19.4 to the Form 10-K for fiscal year ended February 1, 1992.*

10.9 Performance Shares Plan for Selected Senior Management (restated). Filed as Exhibit 19.3 to the Form 10-K for fiscal year ended January 26, 1991.*

10.10   Management Retention and Incentive Plan (restated). Filed as
        Exhibit 19.1 to the Form 10-K for fiscal year ended
        January 26, 1991.*

10.11 Restated Deferred Compensation Plan for Non-Employee Directors, filed as Exhibit 10 (v) to the Form 10-K for fiscal year ended January 28, 1984. Amendment No. 1 dated November 29, 1994 was filed as Exhibit 10.25 to the Form 10-K for fiscal year ended January 28, 1995.*

10.12 Restated Angelica Corporation Stock Bonus and Incentive Plan. Filed as Exhibit 10.16 to the Form 10-K for the fiscal year ended
        January 29, 2000.*

10.13 Angelica Corporation 1994 Non-Employee Directors Stock Plan. Filed as Appendix A to the Proxy Statement for the Annual Meeting of Shareholders held on May 23, 1995. First amendment dated
        January 27, 1998 was filed as Exhibit 10.35 to the Form 10-K for fiscal year ended January 31, 1998.*

10.14 Specimen form of Stock Option Agreement under the Angelica Corporation 1994 Performance Plan. Filed as Exhibit 10.15 to the Form 10-Q for fiscal quarter ended July 28, 2001.*

10.15 Specimen form of Stock Option Agreement under the Angelica Corporation 1999 Performance Plan. Filed as Exhibit 10.16 to the Form 10-Q for fiscal quarter ended July 28, 2001.*

10.16 Form of Indemnification Agreement between the Company and each of its directors and executive officers (filed as Exhibit 10.22 to the Form 10-K for fiscal year ended January 30, 1999).* An amended schedule identifying the directors and current executive officers who have executed such agreements was filed as Exhibit 10.20 to the Form 10-K for fiscal year ended January 27, 2001.*

10.17 Employment Agreement between the Company and Theodore M. Armstrong, dated January 1, 2000. Filed as Exhibit 10.23 to the Form 10-K for fiscal year ended January 29, 2000.*

10.18 Employment Agreement between the Company and Don W. Hubble, dated December 12, 1997. Filed as Exhibit 10.30 to the Form 10-K for fiscal year ended January 31, 1998.*

10.19 Retirement Benefit Agreement between the Company and Don W. Hubble dated January 1, 1998. Filed as Exhibit 10.31 to the Form 10-K for fiscal year ended January 31, 1998.*

10.20   Non-Qualified Stock Option Agreement between the Company and
        Don W. Hubble dated January 2, 1998. Filed as Exhibit 10.32 to the Form 10-K for fiscal year ended January 31, 1998.*

10.21 Employment Agreement between the Company and Steven L. Frey, dated March 1, 2001. Filed as Exhibit 10.27 to the Form 10-K for fiscal year ended January 27, 2001.*

10.22 Angelica Corporation 1999 Performance Plan. Filed as Appendix A to the Proxy Statement for the Annual Meeting of Shareholders held May 25, 1999.*

10.23 Employment Agreement between the Company and Denis R. Raab, dated August 23, 1999. Filed as Exhibit 10.32 to the Form 10-Q for fiscal quarter ended October 30, 1999.*

10.24 Employment Agreement between the Company and Daniel J. Westrich, dated October 1, 1999. Filed as Exhibit 10.33 to the Form 10-Q for fiscal quarter ended October 30, 1999.*

10.25 Employment Agreement between the Company and James W. Shaffer, dated October 1, 1999. Filed as Exhibit 10.34 to the Form 10-Q for fiscal quarter ended October 30, 1999.*

10.26 Employment Agreement between the Company and Edward P. Ryan, dated November 6, 2001. Filed as Exhibit 10.27 to the Form 10-Q for fiscal quarter ended October 27, 2001.*

10.27 Employment Agreement between the Company and Paul R. Anderegg, dated February 1, 2001. Filed as Exhibit 10.33 to the Form 10-K for fiscal year ended January 27, 2001.*

10.28 Restricted Stock Agreement between the Company and Edward P. Ryan, dated April 1, 2001. Filed as Exhibit 10.34 to the Form 10-K for fiscal year ended January 27, 2001.*

10.29 Letter Agreement between the Company and Charles D. Molloy, Jr., dated December 18, 2001.**

21      Subsidiaries of the Company.**

23      Consent of Independent Public Accountants.**

24.1 Powers of Attorney submitted by David A. Abrahamson, Susan S. Elliott, Alan C. Henderson, Charles W. Mueller, Stephen M. O'Hara,
        William A. Peck and Kelvin R. Westbrook.**

24.2 Certified copy of Board Resolution authorizing Form 10-K filing utilizing powers of attorney.**

99.1 Letter from the Company to Securities and Exchange Commission regarding representations made by Arthur Andersen LLP.**