Form 10-Q
period 2002-04-27
ANGELICA CORP /NEW/
filed 2002-06-17
CIK 6571

==============================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


      For The Quarter Ended                          Commission File
         April 27, 2002                               Number 1-5674


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

The number of shares outstanding of Registrant's Common Stock, par value $1.00 per share, at June 1, 2002 was 8,636,310 shares.

==============================================================================

                    ANGELICA CORPORATION AND SUBSIDIARIES

                                  INDEX TO

                  APRIL 27, 2002 FORM 10-Q QUARTERLY REPORT






                                                                   Page Number
                                                                   -----------
                                                                    Reference
                                                                    ---------

PART I.   FINANCIAL INFORMATION:

    Item 1.  Financial Statements:

        Consolidated Statements of Income - First Quarter
          ended April 27, 2002 and April 28, 2001                       2

        Consolidated Balance Sheets - April 27, 2002
           and January 26, 2002                                         3

        Consolidated Statements of Cash Flows - First Quarter
          ended April 27, 2002 and April 28, 2001                       4

        Notes to Consolidated Financial Statements                     5-8

    Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations                  9-11

    Item 3.  Quantitative and Qualitative Disclosures
        About Market Risk                                               12


PART II.  OTHER INFORMATION:

    Item 6.  Exhibits and Reports on Form 8-K                           13

    Signatures                                                          14

    Exhibit Index                                                       15

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS



CONSOLIDATED STATEMENTS OF INCOME
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands, except per share amounts)

                                                                      First Quarter Ended
                                                                 ------------------------------
                                                                 April 27, 2002  April 28, 2001
                                                                 --------------  --------------
Continuing Operations:
      Textile service revenues                                    $     68,381    $     65,285
      Net retail sales                                                  24,876          23,902
                                                                 --------------  --------------
                                                                        93,257          89,187
                                                                 --------------  --------------
      Cost of textile services                                          54,300          54,103
      Cost of goods sold                                                12,086          11,638
                                                                 --------------  --------------
                                                                        66,386          65,741
                                                                 --------------  --------------
      Gross profit                                                      26,871          23,446
                                                                 --------------  --------------
      Selling, general and administrative expenses                      21,967          20,234
      Interest expense                                                   1,543           2,028
      Other income, net                                                   (166)           (353)
                                                                 --------------  --------------
                                                                        23,344          21,909
                                                                 --------------  --------------
      Income from continuing operations before taxes                     3,527           1,537
      Provision for income taxes                                         1,234             138
                                                                 --------------  --------------
      Income from continuing operations                                  2,293           1,399
                                                                 --------------  --------------

Discontinued Operations:
      Income from operations of discontinued segment,
         net of taxes of $676                                                -              50
      Loss on disposal of discontinued segment,
         net of taxes of $2,394 (note 5)                                (4,447)              -
                                                                 --------------  --------------
      (Loss) income from discontinued operations                        (4,447)             50
                                                                 --------------  --------------
      Net (loss) income                                           $     (2,154)   $      1,449
                                                                 ==============  ==============

Basic earnings (loss) per share:*
      Income from continuing operations                           $       0.27    $       0.16
      (Loss) income from discontinued operations                         (0.52)           0.01
                                                                 --------------  --------------
      Net (loss) income                                           $      (0.25)   $       0.17
                                                                 ==============  ==============
Diluted earnings (loss) per share:*
      Income from continuing operations                           $       0.26    $       0.16
      (Loss) income from discontinued operations                         (0.51)           0.01
                                                                 --------------  --------------
      Net (loss) income                                           $      (0.25)   $       0.17
                                                                 ==============  ==============

* Based upon weighted average number of common shares outstanding of 8,616,488 and 8,571,892 (8,737,832 and 8,664,328 fully diluted) for fiscal periods of 2003 and 2002, respectively.

The accompanying notes are an integral part of the financial statements.


CONSOLIDATED BALANCE SHEETS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)

                                                                      April 27,   January 26,
                                                                        2002         2002
                                                                    -----------   -----------
ASSETS
------
Current Assets:
      Cash and short-term investments                                $  37,733     $  18,742
      Receivables, less reserves of $1,567 and $1,306                   33,924        33,536
      Inventories                                                       13,697        14,435
      Linens in service                                                 32,504        32,196
      Prepaid expenses and other current assets                          2,697         2,968
      Deferred income taxes                                             18,621        16,478
      Net current assets of discontinued segment                        26,316        61,774
                                                                    -----------   -----------
            Total Current Assets                                       165,492       180,129
                                                                    -----------   -----------
Property and Equipment                                                 176,426       174,893
Less -- reserve for depreciation                                        99,270        98,208
                                                                    -----------   -----------
                                                                        77,156        76,685
                                                                    -----------   -----------
Goodwill                                                                 4,294         4,294
Other acquired assets                                                    1,303         1,553
Cash surrender value of life insurance                                  25,775        25,349
Deferred income taxes                                                      402           654
Miscellaneous                                                              624           365
                                                                    -----------   -----------
                                                                        32,398        32,215
Net noncurrent assets of discontinued segment                            1,807         1,836
                                                                    -----------   -----------
Total Assets                                                         $ 276,853     $ 290,865
                                                                    ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
      Current maturities of long-term debt (note 7)                  $  37,102     $  71,602
      Accounts payable                                                  20,389        20,958
      Accrued expenses                                                  41,826        40,609
                                                                    -----------   -----------
            Total Current Liabilities                                   99,317       133,169
                                                                    -----------   -----------
Long-Term Debt, less current maturities (note 7)                        23,258           812
Other Long-Term Obligations                                             15,412        15,380

Shareholders' Equity:
      Common Stock, $1 par value, authorized 20,000,000
         shares, issued: 9,471,538                                       9,472         9,472
      Capital surplus                                                    4,200         4,200
      Retained earnings                                                139,097       142,188
      Common Stock in treasury, at cost: 847,056 and 863,329           (13,903)      (14,356)
                                                                    -----------   -----------
                                                                       138,866       141,504
                                                                    -----------   -----------
Total Liabilities and Shareholders' Equity                           $ 276,853     $ 290,865
                                                                    ===========   ===========

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)

                                                                                              First Quarter Ended
                                                                                 -------------------------------------------
                                                                                 April 27, 2002               April 28, 2001
                                                                                 --------------               --------------
Cash Flows from Operating Activities:
    Income from continuing operations                                             $     2,293                   $    1,399
    Non-cash items included in income from continuing operations:
      Depreciation                                                                      2,703                        2,711
      Amortization                                                                        240                          526
    Change in working capital components,
      net of businesses acquired/disposed of                                            1,979                       (3,446)
    Restructuring reserves                                                             (1,135)                           -
    Other, net                                                                           (391)                        (453)
                                                                                 -------------                 ------------
Net cash provided by operating activities of continuing operations                      5,689                          737
                                                                                 -------------                 ------------

Cash Flows from Investing Activities:
    Expenditures for property and equipment, net                                       (2,647)                      (3,723)
    Disposals of businesses and property                                                    -                          302
                                                                                 -------------                 ------------
Net cash used in investing activities of continuing operations                         (2,647)                      (3,421)
                                                                                 -------------                 ------------

Cash Flows from Financing Activities:
    Long-term debt repayments                                                         (12,054)                        (628)
    Dividends paid                                                                       (689)                        (685)
    Other, net                                                                            205                          447
                                                                                 -------------                 ------------
Net cash used in financing activities of continuing operations                        (12,538)                        (866)
                                                                                 -------------                 ------------

Net cash provided by (used in) discontinued operations                                 28,487                       (2,160)
                                                                                 -------------                 ------------

Net increase (decrease) in cash and short-term investments                             18,991                       (5,710)
Balance at beginning of year                                                           18,742                       20,311
                                                                                 -------------                 ------------
Balance at end of period                                                          $    37,733                   $   14,601
                                                                                 =============                 ============

Supplemental cash flow information:
    Income taxes paid                                                             $       420                   $      866
    Interest paid                                                                 $       810                   $    1,322


The accompanying notes are an integral part of the financial statements.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FIRST QUARTER ENDED APRIL 27, 2002
                             AND APRIL 28, 2001



Note 1.  Basis of Presentation
------------------------------

        The accompanying condensed consolidated financial statements are unaudited, and it is suggested that these consolidated statements be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 26, 2002. However, it is the opinion of the Company that all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results during the interim period have been included. All significant intercompany accounts and transactions have been eliminated. The results of operations and cash flows for the first quarter ended April 27, 2002 are not necessarily indicative of the results to be expected for the full year.

        Certain amounts in the prior period have been reclassified to conform to current period presentation.

        For purposes of the Consolidated Statements of Cash Flows, the Company considers short-term, highly liquid investments which are readily convertible into cash, as cash equivalents.

Note 2.  Comprehensive Income
-----------------------------

        Comprehensive (loss) income, consisting of net (loss) income and foreign currency translation adjustments, totaled $(2,154,000) and $1,373,000 for the quarters ended April 27, 2002 and April 28, 2001, respectively.

Note 3.  Goodwill and Other Intangible Assets
---------------------------------------------

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill is no longer being amortized effective with the adoption date of January 27, 2002. Additionally, any goodwill recognized from a business combination completed after June 30, 2001 will not be amortized. Instead, goodwill will be tested for impairment as of the date of adoption and at least annually thereafter using a fair-value based analysis. The Company has not completed the initial impairment test, required to be performed by July 27, 2002. However, the Company does not believe the effect on its consolidated financial statements that will result from the adoption of SFAS No. 142 will be significant.

        Following is a reconciliation of reported net income (loss) and earnings (loss) per share to adjusted net income (loss) and earnings
        (loss) per share excluding goodwill amortization (dollars in thousands, except per share amounts):

                                                                             First Quarter Ended
                                                                             -------------------
                                                                     April 27, 2002       April 28, 2001
                                                                     --------------       --------------

        Net (loss) income:
           As reported                                                  $(2,154)              $1,449
           Goodwill amortization, net of taxes                               --                   93
                                                                        --------              ------
           Adjusted net (loss) income                                   $(2,154)              $1,542


        Basic earnings (loss) per share:
           Net (loss) income:
                As reported                                             $ (0.25)              $ 0.17
                As adjusted                                               (0.25)                0.18

        Diluted earnings (loss) per share:
           Net (loss) income:
                As reported                                             $ (0.25)              $ 0.17
                As adjusted                                               (0.25)                0.18

        For the first quarter ended April 27, 2002, no goodwill or other acquired assets were acquired, impaired or disposed. Other acquired assets consisted of the following (dollars in thousands):

                                                    April 27, 2002                                 January 26, 2002
                                  -------------------------------------------------------------------------------------------------
                                    Gross                              Other            Gross                          Other
                                    Carrying       Accumulated         Acquired         Carrying      Accumulated      Acquired
                                    Amount         Amortization        Assets, net      Amount        Amortization     Assets, net
                                  -------------------------------------------------------------------------------------------------

        Customer contracts           $4,599          $(4,205)            $  394          $4,599         $(4,074)         $  525
        Non-compete covenants         2,590           (1,681)               909           2,590          (1,562)          1,028
                                  -------------------------------------------------------------------------------------------------
        Other acquired assets        $7,189          $(5,886)            $1,303          $7,189         $(5,636)         $1,553
                                  -------------------------------------------------------------------------------------------------


        Other acquired assets are scheduled to be fully amortized by fiscal year 2007 with corresponding annual amortization estimated for each fiscal year as follows (dollars in thousands):

                    2003       $852
                    2004        341
                    2005        184
                    2006        101
                    2007         75

Note 4.  New Accounting Pronouncements
--------------------------------------

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of tax. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002 with earlier application encouraged. As described in Note 7 below, the Company will incur a loss on early extinguishment of debt in the second quarter ending July 27, 2002 that will be subject to the provisions of SFAS No. 145 at the time of adoption.

Note 5.  Discontinued Operations
--------------------------------

        The consolidated balance sheets as of April 27, 2002 and January 26, 2002 reflect the segregation of the net assets of the discontinued Manufacturing and Marketing segment and writedown of those assets to their estimated net realizable value, as well as estimates of the costs of disposal and transition. The differences between these estimates as of April 27, 2002 and January 26, 2002 resulted in the recording of an after-tax loss on disposal of $4,447,000 in the first quarter. The sale of certain assets of this segment's non-healthcare business to Cintas Corporation closed on April 19, 2002, and the sale of certain assets of the healthcare business to Medline Industries closed on May 17, 2002.

Note 6.  Restructuring Activities
---------------------------------

        In the first quarter of fiscal 2003, the Company closed 20 of the 27 underperforming Life Retail stores included in the plan of restructuring approved in the fourth quarter of fiscal 2002. A total of $1,135,000 was charged to the restructuring reserve and related asset valuation allowances in the quarter, including $425,000 to write off net book value of fixed assets in closed stores, $389,000 to dispose of inventory and $139,000 to terminate the leases of three closed stores. As of April 27, 2002, the restructuring reserve and related asset valuation allowances totaled $3,045,000.

Note 7.  Subsequent Events
--------------------------

        Due to the loss on disposal of the Manufacturing and Marketing segment recorded in the fourth quarter of fiscal 2002, the Company was not in compliance with a minimum net worth loan covenant. As a result, substantially all of the Company's long-term debt was required to be classified as current liabilities as of January 26, 2002. In the first quarter fiscal 2003, temporary waivers of the covenant violation were received from the affected lenders. On May 30, 2002, the Company repaid $54,375,000 of existing debt (plus a prepayment penalty of $6,684,000) using proceeds from the sale of the segment and $22,500,000 of borrowings from a new three-year $70,000,000 unsecured revolving credit facility. As a result of this subsequent event, the Company has reclassified $22,500,000 from current maturities to long-term debt as of April 27, 2002.

Note 8.  Business Segment Information
-------------------------------------

        The Company has operated principally in three industry segments: Textile Services, Manufacturing and Marketing, and Retail Stores. For fiscal years 2003 and 2002, Manufacturing and Marketing is being treated as a discontinued operation. Textile Services provides textile rental and laundry services to healthcare institutions. Life Retail Stores operates a nationwide chain of specialty uniform and shoe stores, with a fully-integrated catalogue and e-commerce operation, selling to healthcare professionals. All of the Company's services of its continuing business segments are provided in the United States. Summary data about each of the Company's continuing business segments for the first quarter ended April 27, 2002 and April 28, 2001 appears below (dollars in thousands):

                                                                       First Quarter Ended
                                                                       -------------------
                                                                 April 27, 2002   April 28, 2001
                                                                 --------------   --------------
       Combined sales and revenues:
          Textile Services                                          $  68,381        $  65,285
          Retail Sales                                                 24,876           23,902
                                                                   -----------      -----------
                                                                    $  93,257        $  89,187
                                                                   ===========      ===========

       Income from continuing operations before taxes:
          Textile Services                                          $   5,884        $   4,740
          Retail Sales                                                    701              (61)
          Interest, corporate expenses and other, net                  (3,058)          (3,142)
                                                                   -----------      -----------
                                                                    $   3,527        $   1,537
                                                                   ===========      ===========
       Depreciation and amortization:
          Textile Services                                          $   2,299        $   2,357
          Retail Sales                                                    562              670
          Corporate                                                        82              210
                                                                   -----------      -----------
                                                                    $   2,943        $   3,237
                                                                   ===========      ===========

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

                 QUARTER ENDED APRIL 27, 2002 COMPARED WITH
                        QUARTER ENDED APRIL 28, 2001


      Analysis of Operations
      ----------------------

      First quarter combined sales and revenues from continuing operations increased 4.6 percent over the prior year, and earnings per share of $.27 ($.26 fully diluted) marked a 68.8 percent increase over the $.16 earned in last year's first quarter. Both of the Company's continuing business segments, Textile Services and Life Retail Stores, posted top-line growth as well as operating earnings increases in the quarter. In the first quarter, an additional after-tax loss of $4,447,000 on the disposal of the discontinued Manufacturing and Marketing segment was recorded to reflect differences between current and prior estimates. Combining continuing and discontinued operations, the Company reported a net loss of $.25 per share compared with net income of $.17 per share in the year ago quarter.

      Revenues of the Textile Services segment increased 4.7 percent in the first quarter on the continued strength of net new business additions. Price levels on new and renewed contracts also have increased modestly as a result of improved financial health of the healthcare industry generally. Operating earnings rose 24.1 percent to $5,884,000 due to the revenue increase coupled with good control over linen and production expenses. The first quarter also saw some moderation of the rising utility costs that eroded profit margins of this segment last year. Operating margin of 8.6 percent for the quarter exceeded the 7.3 percent margin of the prior year's first quarter. Last year's first quarter results also included a $500,000 gain on the sale of a small number of unproductive hospitality accounts.

      Life Retail Stores achieved a 4.1 percent increase in sales in the quarter despite having fewer stores in operation. Same-store sales increased 2.5 percent in the first quarter, rebounding from a 2.0 percent decrease in the month of February with increases of 2.3 percent and 6.9 percent in March and April, respectively. Catalogue and e-commerce sales were 2.5 times the level of a year ago. Gross margin of 51.4 percent improved slightly from 51.3 percent in the first quarter last year. As a result of the sales and margin increases, operating earnings of $701,000 in the first quarter compared favorably with an operating loss of $61,000 a year earlier.

      Selling, general and administrative expenses increased 8.6 percent in the first quarter, representing 23.6 percent of combined sales and revenues compared with 22.7 percent in the same period last year. The increase is due in part to increased incentive compensation at Textile Services and higher corporate professional fees. A $485,000 reduction in interest expense in the first quarter reflects the lower level of current debt compared to the first quarter a year ago. The effective tax rate on income from continuing operations of 9.0 percent in the first quarter last year compared to 35.0 percent in this year's first quarter is due to the impact of permanent differences on the relatively low level of income in fiscal 2002.

      Discontinued Operations
      -----------------------

      As described in Note 5, the Company recorded a pretax loss on disposal of the Manufacturing and Marketing segment of $6,841,000 in the first quarter, which is in addition to the pretax loss on disposal of $36,734,000 recorded in the fourth quarter of fiscal 2002. The additional first quarter loss is primarily attributable to a reduction in the value of the inventories of this segment realized in closing the sale to the buyers or expected to be recovered subsequently. The assets of the segment that were not sold, primarily inventory, will be liquidated during the remainder of fiscal 2003. Although Management believes its estimates used to write down the assets and record the loss on disposal as of April 27, 2002 are reasonable, there is a risk that the actual value received upon ultimate disposition of the segment, including actual costs of disposal and transition, may differ materially from these estimates.

      Restructuring Activities
      ------------------------

      See Note 6 for a discussion of the Company's utilization of the restructuring reserve and related asset valuation allowances in the first quarter of fiscal 2003. Negotiations of lease termination costs are continuing for 24 Life Retail stores included in the restructuring plan. It is Management's opinion that the remaining restructuring reserve and related asset valuation allowances of $3,045,000 are adequate, however, actual charges to the reserve and related asset valuation allowances may differ significantly, which could result in additional costs. The restructuring reserve and valuation allowances are expected to be fully utilized by the end of fiscal 2003.

      Financial Condition, Liquidity and Capital Resources
      ----------------------------------------------------

      As discussed in Note 7, on May 30, 2002, the Company repaid $54,375,000 of existing debt (plus a prepayment penalty of $6,684,000) using proceeds from the sale of the Manufacturing and Marketing segment and $22,500,000 of borrowings from a new three-year $70,000,000 unsecured revolving credit facility. The unused portion of the credit line will be utilized to fund growth in the Textile Services segment, including acquisitions, and for working capital needs. The refinancing is expected to reduce future interest expense as a result of lower debt levels and lower rates.

      Cash generated by operating activities of continuing operations increased $4,952,000 in the quarter, due to higher earnings and better management of accounts receivable and linens in service in the Textile Services segment. Capital expenditures decreased $1,076,000 in the current quarter, but are expected to exceed last year's level over the remainder of the year. Cash flows used in financing activities of continuing operations of $12,538,000 in the first quarter reflect the prepayment of a $12,000,000 three-year bank loan at the end of the quarter that did not require a prepayment penalty. Cash provided by discontinued operations of $28,487,000 in the first quarter primarily reflects the $21,824,000 of proceeds from the sale of part of the Manufacturing and Marketing segment and a $5,655,000 reduction in inventories of the discontinued segment prior to sale. Cash and short-term investments totaled $37,733,000 at April 27, 2002, up from $14,601,000 a year ago and $18,742,000 at the beginning of the year.

      Management believes that the Company's financial condition is such that internal and external resources are sufficient and available to satisfy the Company's requirements for debt repayment, as well as future requirements for capital expenditures, dividends and working capital.

      Forward-Looking Statements
      --------------------------

      Any forward-looking statements made in this document reflect the Company's current views with respect to future events and financial performance and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that may cause actual results to differ materially from those set forth in these statements. These potential risks and uncertainties include, but are not limited to, competitive and general economic conditions, the ability to retain current customers and to add new customers in competitive market environments, competitive pricing in the marketplace, delays in the shipment of orders, availability of labor at appropriate rates, availability and cost of energy and water supplies, availability of non-domestic image apparel contractors to manufacture and deliver at an appropriate cost and in a timely manner, the ability to attract and retain key personnel, discontinuation of the Manufacturing and Marketing segment as presently contemplated, unusual or unexpected cash needs for operations or capital transactions, the ability to obtain financing in required amounts and at appropriate rates, and other factors which may be identified in the Company's filings with the Securities and Exchange Commission.

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


      The Company is exposed to commodity price risk related to the use of natural gas in laundry plants of the Textile Services segment. The total cost of natural gas in the quarter ended April 27, 2002 was $2,547,000. To reduce the uncertainty of fluctuating energy prices, the Company has entered into fixed price contracts for approximately 70% of the segment's natural gas purchase requirements for fiscal 2003. A 10% increase in the cost of natural gas not covered by these contracts would result in a reduction of approximately $306,000 in annual pretax earnings.

      The Company's exposure to interest rate risk relates primarily to its new debt obligations entered into following the end of the quarter. As discussed in Note 7, subsequent to the end of the quarter the Company refinanced existing debt partially by using borrowings of $22,500,000 from a new $70,000,000 revolving credit facility. The revolving line of credit and the term loan bear interest at a rate equal to either
      (i) LIBOR plus a margin, or (ii) a Base Rate plus a margin. The margins are based on the Company's ratio of "Funded Debt" to "EBITDA", as each is defined in the Loan Agreement. As of April 27, 2002, there were no amounts outstanding under the credit facility. However, for the $22,500,000 outstanding after the end of the quarter, a hypothetical increase of 100 basis points in short-term interest rates would result in a reduction of approximately $225,000 in annual pretax earnings. The Company does not use derivative or other financial instruments to hedge interest rate risk.

PART II.  OTHER INFORMATION


      There is no information required to be reported under any items except those indicated below.

      Item 6. Exhibits and Reports on Form 8-K
      ----------------------------------------

      (a)      See Exhibit Index included herein on page 15.

      (b) REPORTS ON FORM 8-K - A report on Form 8-K dated April 15, 2002 was filed under Item 4 to disclose the engagement of Deloitte
               & Touche LLP as the Company's independent auditors for its current fiscal year ending January 25, 2003, replacing Arthur Andersen LLP. The Company filed an amendment to its Form 8-K on April 23, 2002 to include a letter from Arthur Andersen LLP to the Securities and Exchange Commission which verified the dismissal of Arthur Andersen LLP and that no disagreements or reportable events (as described under Section 304 of Regulation S-K of the Securities and Exchange Act of 1934) had occurred.
               A second amendment to the report on Form 8-K was filed on May 9, 2002 to include a revised letter from Arthur Andersen LLP to the Securities and Exchange Commission.

               A report on Form 8-K dated April 19, 2002 was filed under
               Item 2 to announce the closing of the sale of certain assets relating to the non-healthcare portion of the Company's Manufacturing and Marketing segment to Cintas Corporation on April 19, 2002 (the "Cintas Transaction"). The Company will file the required pro forma financial information related to the Cintas Transaction as an amendment to its report on Form 8-K as soon as practicable but not later than July 5, 2002. In the Form 8-K, the Company also reported under Item 5 that it had entered into an Asset Purchase Agreement dated April 17, 2002 for the sale of certain healthcare assets related to the Company's Manufacturing and Marketing segment to Medline Industries, Inc. (the "Medline Transaction"). The Company further disclosed that it had entered into a Real Estate Purchase and Sale Agreement for the sale of its distribution center in Alamo, Tennessee to Medline as a part of the Medline Transaction.

               A report on Form 8-K dated May 17, 2002 was furnished under
               Item 9 which included the Quarterly Report to Shareholders dated May 17, 2002 (and mailed to shareholders on May 23,
               2002) as an exhibit, pursuant to Regulation FD.

               A report on Form 8-K dated May 17, 2002 was filed under Item 2 to announce the closing of the Medline Transaction. The Company will file the required pro forma financial information related to the Medline Transaction as an amendment to its report on Form 8-K as soon as practicable but not later than August 2, 2002.

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


                                          Angelica Corporation
                                          --------------------
                                          (Registrant)



      Date: June 17, 2002                 /s/ T. M. Armstrong
                                          ----------------------------------
                                          T. M. Armstrong
                                          Senior Vice President -
                                          Finance and Administration
                                          Chief Financial Officer
                                          (Principal Financial Officer)




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

10.1       Loan Agreement with LaSalle Bank N.A. et al., dated May 30, 2002.*