Form 10-Q
period 2002-07-27
ANGELICA CORP /NEW/
filed 2002-09-09
CIK 6571

===============================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


          For The Quarter Ended                      Commission File
              July 27, 2002                           Number 1-5674


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

The number of shares outstanding of Registrant's Common Stock, par value $1.00 per share, at September 1, 2002 was 8,679,340 shares.

===============================================================================

                    ANGELICA CORPORATION AND SUBSIDIARIES

                                  INDEX TO

                  JULY 27, 2002 FORM 10-Q QUARTERLY REPORT




                                                                    Page Number
                                                                    -----------
                                                                     Reference
                                                                     ---------

PART I.   FINANCIAL INFORMATION:

  Item 1.  Financial Statements:

     Consolidated Statements of Income - Second Quarter and
       First Half ended July 27, 2002 and July 28, 2001 (Unaudited)      2

     Consolidated Balance Sheets - July 27, 2002
       and January 26, 2002 (Unaudited)                                  3

     Consolidated Statements of Cash Flows - First Half
       ended July 27, 2002 and July 28, 2001 (Unaudited)                 4

     Notes to Unaudited Consolidated Financial Statements               5-9

  Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                     10-13

  Item 3.  Quantitative and Qualitative Disclosures
     About Market Risk                                                  13


PART II.  OTHER INFORMATION:

  Item 4.  Submission of Matters to a Vote of Security Holders          14

  Item 6.  Exhibits and Reports on Form 8-K                             14


  Signatures                                                            15

  Certifications                                                        16

  Exhibit Index                                                         17

                       PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands, except per share amounts)

                                                               Second Quarter Ended            First Half Ended
                                                             ------------------------     --------------------------
                                                              July 27,      July 28,        July 27,       July 28,
                                                                2002          2001            2002           2001
                                                             ----------    ----------     -----------    -----------
CONTINUING OPERATIONS:
    Textile service revenues                                  $ 66,795      $ 64,585       $ 135,176      $ 129,870
    Net retail sales                                            21,731        20,774          46,607         44,676
                                                             ----------    ----------     -----------    -----------
                                                                88,526        85,359         181,783        174,546
                                                             ----------    ----------     -----------    -----------
    Cost of textile services                                    52,799        52,998         107,099        107,101
    Cost of goods sold                                          10,117         9,728          22,203         21,366
                                                             ----------    ----------     -----------    -----------
                                                                62,916        62,726         129,302        128,467
                                                             ----------    ----------     -----------    -----------
    Gross profit                                                25,610        22,633          52,481         46,079
                                                             ----------    ----------     -----------    -----------
    Selling, general and administrative expenses                21,845        19,639          43,812         39,873
    Interest expense                                               607         2,019           2,150          4,047
    Other (income) expense, net                                 (1,511)          220          (1,677)          (133)
                                                             ----------    ----------     -----------    -----------
                                                                20,941        21,878          44,285         43,787
                                                             ----------    ----------     -----------    -----------
    Income from continuing operations pretax                     4,669           755           8,196          2,292
    Provision for income taxes                                   1,401            68           2,635            206
                                                             ----------    ----------     -----------    -----------
    Income from continuing operations
      before extraordinary item                                  3,268           687           5,561          2,086
    Extraordinary loss on early extinguishment
      of debt, net of taxes of $2,374 (Note 4)                  (4,409)            -          (4,409)             -
                                                             ----------    ----------     -----------    -----------
    (Loss) income from continuing operations                    (1,141)          687           1,152          2,086
                                                             ----------    ----------     -----------    -----------

DISCONTINUED OPERATIONS:
    Income from operations of discontinued
      segment, net of taxes of $437 and $1,113                       -           208               -            258
    Loss on disposal of discontinued segment,
      net of taxes of $518 and $2,912 (Note 5)                    (961)            -          (5,408)             -
                                                             ----------    ----------     -----------    -----------
    (Loss) income from discontinued operations                    (961)          208          (5,408)           258
                                                             ----------    ----------     -----------    -----------
    Net (loss) income                                         $ (2,102)     $    895       $  (4,256)     $   2,344
                                                             ==========    ==========     ===========    ===========


BASIC EARNINGS (LOSS) PER SHARE (NOTE 8):
    Income from continuing operations
      before extraordinary item                               $   0.38      $   0.08       $    0.64      $    0.24
    Extraordinary loss, net of tax                               (0.51)            -           (0.51)             -
                                                             ----------    ----------     -----------    -----------
    (Loss) income from continuing operations                     (0.13)         0.08            0.13           0.24
    (Loss) income from discontinued operations                   (0.11)         0.02           (0.62)          0.03
                                                             ----------    ----------     -----------    -----------
    Net (loss) income                                         $  (0.24)     $   0.10       $   (0.49)     $    0.27
                                                             ==========    ==========     ===========    ===========
DILUTED EARNINGS (LOSS) PER SHARE (NOTE 8):
    Income from continuing operations
      before extraordinary item                               $   0.37      $   0.08       $    0.63      $    0.24
    Extraordinary loss, net of tax                               (0.50)            -           (0.50)             -
                                                             ----------    ----------     -----------    -----------
    (Loss) income from continuing operations                     (0.13)         0.08            0.13           0.24
    (Loss) income from discontinued operations                   (0.11)         0.02           (0.62)          0.03
                                                             ----------    ----------     -----------    -----------
    Net (loss) income                                         $  (0.24)     $   0.10       $   (0.49)     $    0.27
                                                             ==========    ==========     ===========    ===========



The accompanying notes are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)


                                                                                     July 27,         January 26,
                                                                                       2002              2002
                                                                                  -------------      -------------
ASSETS
------
Current Assets:
    Cash and short-term investments                                                $     9,163        $    18,742
    Receivables, less reserves of $1,700 and $1,306                                     34,407             33,536
    Inventories                                                                         14,529             14,435
    Linens in service                                                                   31,410             32,196
    Prepaid expenses and other current assets                                            2,538              2,968
    Deferred income taxes                                                               19,979             16,478
    Net current assets of discontinued segment (Note 5)                                 14,950             61,774
                                                                                  -------------      -------------
      Total Current Assets                                                             126,976            180,129
                                                                                  -------------      -------------

Property and Equipment                                                                 175,425            174,893
Less -- reserve for depreciation                                                       100,172             98,208
                                                                                  -------------      -------------
                                                                                        75,253             76,685
                                                                                  -------------      -------------

Goodwill (Note 3)                                                                        4,256              4,294
Other acquired assets (Note 3)                                                             876              1,553
Cash surrender value of life insurance                                                  25,661             25,349
Deferred income taxes                                                                      143                654
Miscellaneous                                                                            1,003                365
                                                                                  -------------      -------------
                                                                                        31,939             32,215
Net noncurrent assets of discontinued segment (Note 5)                                     357              1,836
                                                                                  -------------      -------------
Total Assets                                                                       $   234,525        $   290,865
                                                                                  =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
    Current maturities of long-term debt                                           $       227        $    71,602
    Accounts payable                                                                    22,155             20,958
    Accrued expenses                                                                    36,638             40,609
                                                                                  -------------      -------------
      Total Current Liabilities                                                         59,020            133,169
                                                                                  -------------      -------------

Long-Term Debt, less current maturities                                                 23,800                812
Other Long-Term Obligations                                                             15,164             15,380

Shareholders' Equity:
    Common Stock, $1 par value, authorized 20,000,000
      shares, issued: 9,471,538                                                          9,472              9,472
    Capital surplus                                                                      4,200              4,200
    Retained earnings                                                                  135,550            142,188
    Common Stock in treasury, at cost: 799,316 and 863,329                             (12,681)           (14,356)
                                                                                  -------------      -------------
                                                                                       136,541            141,504
                                                                                  -------------      -------------
Total Liabilities and Shareholders' Equity                                         $   234,525        $   290,865
                                                                                  =============      =============


The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)


                                                                                        First Half Ended
                                                                                --------------------------------
                                                                                July 27, 2002      July 28, 2001
                                                                                -------------      -------------
Cash Flows from Operating Activities:
    Income from continuing operations before extraordinary item                  $     5,561        $     2,086
    Extraordinary loss                                                                (4,409)                 -
                                                                                -------------      -------------
    Income from continuing operations                                                  1,152              2,086
    Non-cash items included in income from continuing operations:
      Depreciation                                                                     6,592              5,499
      Amortization                                                                       413              1,027
    Change in working capital components,
      net of businesses acquired/disposed of                                          (1,662)            (4,273)
    Utilization of restructuring reserves (Note 6)                                    (1,464)                 -
    Other, net                                                                          (240)            (1,106)
                                                                                -------------      -------------
Net cash provided by operating activities of continuing operations                     4,791              3,233
                                                                                -------------      -------------


Cash Flows from Investing Activities:
    Expenditures for property and equipment, net                                      (5,543)            (6,303)
    Disposals of businesses and property                                               1,158                302
                                                                                -------------      -------------
Net cash used in investing activities of continuing operations                        (4,385)            (6,001)
                                                                                -------------      -------------


Cash Flows from Financing Activities:
    Long-term debt repayments on refinancing                                         (71,487)            (1,686)
    Proceeds from issuance of long-term debt                                          23,100                  -
    Dividends paid                                                                    (1,380)            (1,373)
    Other, net                                                                           673                598
                                                                                -------------      -------------
Net cash used in financing activities of continuing operations                       (49,094)            (2,461)
                                                                                -------------      -------------

Net cash provided by (used in) discontinued operations                                39,109             (1,811)
                                                                                -------------      -------------


Net decrease in cash and short-term investments                                       (9,579)            (7,040)
Balance at beginning of year                                                          18,742             20,311
                                                                                -------------      -------------
Balance at end of period                                                         $     9,163        $    13,271
                                                                                =============      =============


Supplemental cash flow information:
    Income taxes paid                                                            $       972        $     2,982
    Interest paid                                                                $     3,421        $     4,138


The accompanying notes are an integral part of the financial statements.


            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                     SECOND QUARTER AND FIRST HALF ENDED
                       JULY 27, 2002 AND JULY 28, 2001



Note 1.  Basis of Presentation
------------------------------

       The accompanying condensed consolidated financial statements are unaudited, and these consolidated statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 26, 2002. It is Management's opinion that all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results during the interim period have been included. All significant intercompany accounts and transactions have been eliminated. The results of operations and cash flows for the first half ended July 27, 2002 are not necessarily indicative of the results for the full year.

       Certain amounts in the prior period have been reclassified to conform to current period presentation.

       For purposes of the Consolidated Statements of Cash Flows, the Company considers short-term, highly liquid investments which are readily convertible into cash, as cash equivalents.

Note 2.  Comprehensive (Loss) Income
------------------------------------

       Comprehensive (loss) income, consisting of net (loss) income and foreign currency translation adjustments, totaled $(2,102,000) and $917,000 for the quarters ended July 27, 2002 and July 28, 2001, respectively; and $(4,256,000) and $2,290,000 for the six months ended July 27, 2002 and July 28, 2001, respectively.

Note 3.  Goodwill and Other Intangible Assets
---------------------------------------------

       In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill is no longer amortized effective with the Company's adoption date of January 27, 2002. Additionally, any goodwill recognized from a business combination completed after June 30, 2001 will not be amortized. Instead, goodwill will be tested for impairment as of the date of adoption and at least annually thereafter using a fair-value based analysis.

       The Company has completed the initial impairment test of goodwill, and there was no impairment upon adoption of SFAS No. 142. As of July 27, 2002, the carrying amount of goodwill allocated to the Textile Services and Life Retail Stores segments was $3,465,000 and $791,000, respectively.

       Following is a reconciliation of reported income from continuing operations before extraordinary item and net income (loss), including related earnings (loss) per share, to adjusted amounts excluding goodwill amortization (dollars in thousands, except per share amounts):

                                                     Second Quarter Ended               First Half Ended
                                                   -------------------------       --------------------------
                                                    July 27,        July 28,        July 27,        July 28,
                                                      2002            2001            2002            2001
                                                   ----------     ----------       ----------      ----------

Income from continuing operations before
 extraordinary item:
   As reported                                     $    3,268     $      687       $    5,561      $    2,086
   Goodwill amortization, net of taxes                      -             70                -             146
                                                   ----------     ----------       ----------      ----------
   As adjusted                                     $    3,268     $      757       $    5,561      $    2,232
                                                   ==========     ==========       ==========      ==========

   Basic earnings per share:
     As reported                                   $     0.38     $     0.08       $     0.64      $     0.24
     As adjusted                                         0.38           0.09             0.64            0.26
   Diluted earnings per share:
     As reported                                   $     0.37     $     0.08       $     0.63      $     0.24
     As adjusted                                         0.37           0.09             0.63            0.26

Net (loss) income:
   As reported                                     $   (2,102)    $      895       $   (4,256)     $    2,344
   Goodwill amortization, net of taxes                      -             72                -             156
                                                   ----------     ----------       ----------      ----------
   As adjusted                                     $   (2,102)    $      967       $   (4,256)     $    2,500
                                                   ==========     ==========       ==========      ==========

   Basic earnings (loss) per share:
     As reported                                   $    (0.24)    $     0.10       $    (0.49)     $     0.27
     As adjusted                                        (0.24)          0.11            (0.49)           0.29
   Diluted earnings (loss) per share:
     As reported                                   $    (0.24)    $     0.10       $    (0.49)     $     0.27
     As adjusted                                        (0.24)          0.11            (0.49)           0.29

       During the second quarter ended July 27, 2002, there were no material acquisitions of other acquired assets, and no material changes in the carrying amount of goodwill. Other acquired assets consisted of the following (dollars in thousands):

                                                     July 27, 2002                              January 26, 2002
                                      --------------------------------------------------------------------------------------
                                      Gross                        Other           Gross                        Other
                                      Carrying    Accumulated      Acquired        Carrying    Accumulated      Acquired
                                      Amount      Amortization     Assets, net     Amount      Amortization     Assets, net
                                      --------------------------------------------------------------------------------------

       Customer contracts              $4,345       $(4,275)           $ 70         $4,599       $(4,074)         $  525

       Non-compete covenants            2,590        (1,784)            806          2,590        (1,562)          1,028
                                      --------------------------------------------------------------------------------------
      Other acquired assets            $6,935       $(6,059)           $876         $7,189       $(5,636)         $1,553
                                      --------------------------------------------------------------------------------------

       Other acquired assets are scheduled to be fully amortized by fiscal year 2007 with corresponding annual amortization expense estimated for each fiscal year as follows (dollars in thousands):

                               2003      $619
                               2004       318
                               2005       185
                               2006       101
                               2007        76

Note 4.  Extraordinary Item
---------------------------

       During the second quarter of this fiscal year, the Company incurred a loss on early extinguishment of debt of $6,783,000 ($4,409,000 net of tax). The loss was due to a prepayment penalty of $6,684,000 paid to lenders in connection with the complete refinancing of the Company's debt following the sale of the Manufacturing and Marketing segment (plus the writeoff of unamortized loan fees of $99,000). In accordance with SFAS No. 4, the loss has been treated as an extraordinary item. Under recently issued SFAS No. 145, effective next fiscal year, the loss on early extinguishment of debt will not be treated as an extraordinary item, and accordingly, results will be restated at that time to reflect this change in accounting treatment.

Note 5.  Discontinued Operations
--------------------------------

       The consolidated balance sheets as of July 27, 2002 and January 26, 2002 reflect the segregation of the net assets of the discontinued Manufacturing and Marketing segment and writedown of those assets to their estimated net realizable value, as well as estimates of the costs of disposal and transition. The differences between these estimates as of July 27, 2002 and January 26, 2002 resulted in the recording of an after-tax loss on disposal of $4,447,000 in the first quarter and $961,000 in the second quarter. The sale of certain assets of this segment's non-healthcare business to Cintas
       Corporation closed on April 19, 2002, and the sale of certain assets of the healthcare business to Medline Industries closed on May 17, 2002. The realization of total proceeds from the sale of assets, primarily inventory and accounts receivable, is subject to subsequent sale and collection activities, respectively, of the buyers. These amounts are included in the net assets of the discontinued segment at their estimated net realizable values.

Note 6.  Restructuring Activities
---------------------------------

       In the second quarter of fiscal 2003, the Company closed an additional two underperforming Life Retail stores, bringing the total stores closed in the first half to 22 of the 27 stores included in the plan of restructuring. A total of $329,000 and $1,464,000 was charged to the restructuring reserve and related asset valuation allowances in the second quarter and first half, respectively. The total first half charge of $1,464,000 represents $529,000 to write off net book value of assets in closed stores, $480,000 to dispose of inventory and $455,000 for lease termination costs. As of July 27, 2002, the restructuring reserve and related asset valuation allowances totaled $2,716,000.

Note 7.  Business Segment Information
-------------------------------------

       The Company has operated principally in three industry segments:
       Textile Services, Manufacturing and Marketing, and Retail Stores. For fiscal years 2003 and 2002, Manufacturing and Marketing is being treated as a discontinued operation. Textile Services provides textile rental, laundry and linen management services to healthcare institutions. Life Retail

       Stores operates a nationwide chain of specialty uniform and shoe stores, together with a fully-integrated catalogue and e-commerce operation, selling to healthcare professionals. All of the Company's services of its continuing business segments are provided in the United States. Summary data about each of the Company's continuing business segments for the second quarter and first half ended July 27, 2002 and July 28, 2001 appears below (dollars in thousands):

                                                     Second Quarter Ended               First Half Ended
                                                   -------------------------       --------------------------
                                                    July 27,        July 28,        July 27,        July 28,
                                                      2002            2001            2002            2001
                                                   ----------     ----------       ----------      ----------

Combined sales and revenues:
   Textile Services                                $   66,795     $   64,585       $  135,176      $  129,870
   Retail Sales                                        21,731         20,774           46,607          44,676
                                                   ----------     ----------       ----------      ----------
                                                   $   88,526     $   85,359       $  181,783      $  174,546
                                                   ==========     ==========       ==========      ==========

Income from continuing operations pretax:
   Textile Services                                $    6,478     $    4,831       $   12,362      $    9,571
   Retail Sales                                           151           (712)             852            (773)
   Interest, corporate expenses and other, net         (1,960)        (3,364)          (5,018)         (6,506)
                                                   ----------     ----------       ----------      ----------
                                                   $    4,669     $      755       $    8,196      $    2,292
                                                   ==========     ==========       ==========      ==========

Depreciation and amortization:
   Textile Services                                $    3,322     $    2,425       $    5,621      $    4,782
   Retail Sales                                           580            661            1,142           1,331
   Corporate                                              160            203              242             413
                                                   ----------     ----------       ----------      ----------
                                                   $    4,062     $    3,289       $    7,005      $    6,526
                                                   ==========     ==========       ==========      ==========

Note 8.  Earnings (Loss) Per Share
----------------------------------

       Basic earnings (loss) per share is computed by dividing net income
       (loss) by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of Common and Common equivalent shares outstanding.

       The following table reconciles weighted average shares outstanding to amounts used to calculate basic and diluted earnings (loss) per share for the second quarter and first half ended July 27, 2002 and July 28, 2001 (shares in thousands):


                                                     Second Quarter Ended               First Half Ended
                                                   -------------------------       --------------------------
                                                    July 27,        July 28,        July 27,        July 28,
                                                      2002            2001            2002            2001
                                                   ----------     ----------       ----------      ----------

Weighted average shares:
  Average shares outstanding                            8,654          8,602            8,635           8,587
  Effect of dilutive securities - option shares           151            114              135             109
                                                   ----------     ----------       ----------      ----------
  Average shares outstanding, adjusted for
    dilutive effects                                    8,805          8,716            8,770           8,696
                                                   ==========     ==========       ==========      ==========

Note 9.  New Accounting Pronouncements
--------------------------------------

       In June 2002, the FASB issued SFAS No. 146, "Accounting for
       Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the recognition and measurement of certain costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not determined the impact, if any, of SFAS No. 146 on financial condition and results of operations for fiscal 2003 upon adoption.

Note 10.  Subsequent Events
---------------------------

       As discussed in Item 3 below, the Company entered into an interest-rate swap agreement with one of its lenders effective September 9, 2002. The swap fixes the interest rate at 4.83 percent on $10,000,000 of the outstanding debt under the line of credit until maturity on May 30, 2007. The Company has not determined the impact, if any, on financial condition and results of operations for fiscal 2003 of accounting for the interest-rate swap as a derivative instrument in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              SECOND QUARTER AND FIRST HALF ENDED JULY 27, 2002
                                COMPARED WITH
              SECOND QUARTER AND FIRST HALF ENDED JULY 28, 2001


Analysis of Operations
----------------------

Second quarter and first half combined sales and revenues from continuing operations increased 3.7 percent and 4.1 percent, respectively, over the comparable prior year periods. The Company earned $.38 per share ($.37 diluted) from continuing operations before extraordinary item in the second quarter, representing a 375.0 percent increase over the $.08 earned in last year's second quarter. As with the first quarter this year, both of the Company's continuing business segments, Textile Services and Life Retail Stores, posted top-line growth as well as operating earnings increases in the quarter. First half earnings per share from continuing operations before extraordinary item were $.64 ($.63 diluted) compared to $.24 a year ago, an increase of 166.7 percent.

As discussed in Note 4, the Company incurred an extraordinary loss of $4,409,000 net of tax in the second quarter this year as a result of a prepayment penalty paid in connection with refinancing the Company's debt. Including this extraordinary loss of $.51 per share ($.50 diluted), results of continuing operations were a loss of $.13 per share in the second quarter and income of $.13 per share in the first half.

In the second quarter this year, an additional after-tax loss of $961,000 ($.11 per share) on the disposal of the discontinued Manufacturing and Marketing segment was recorded in discontinued operations to reflect differences between current and prior estimates. Discontinued operations earned $.02 per share in last year's second quarter. Net loss after combining continuing and discontinued operations and the extraordinary loss was $.24 per share in the second quarter and $.49 per share in the first half this year compared with net income per share of $.10 and $.27 in the comparable prior year periods, respectively.

Textile Services
----------------

Revenues of the Textile Services segment increased 3.4 percent in the second quarter and were up 4.1 percent for the first half of the year on the continued strength of net new business additions. Operating earnings rose
34.1 percent in the quarter and 29.2 percent in the first half due to the revenue increase combined with good control over linen expense and production expenses, including labor and utilities. Gross margin of 21.0 percent for the quarter exceeded the 17.9 percent margin of the prior year's second quarter. During the second quarter, the Textile Services segment sold its underperforming Denver, Colorado plant, which reduced revenues by approximately $600,000 but resulted in a gain on the sale of $474,000.

Life Retail Stores
------------------

Second quarter sales at Life Retail Stores increased 4.6 percent on the strength of a same-store sales increase of 6.7 percent following a same-store sales increase of 2.5 percent in the first quarter and compared to a 6.2 percent same-store sales decrease in last year's second quarter. The sales increase was achieved despite the loss of approximately $1,200,000 in sales due to having 23 fewer stores in operation compared to last year. For the first half of the year, sales were up 4.3 percent resulting from a same-store sales gain of 4.3 percent versus a decline of 2.1 percent in the same period last year. Catalogue and e-commerce sales continue to improve over prior year levels, with increases of 63.2 percent to $1,116,000 in the second quarter and 104.2 percent to $2,587,000 in the first half. The segment's gross margin of 53.4 percent in the quarter and 52.4 percent in the half improved slightly from 53.2 percent and 52.2 percent in last year's quarter and half, respectively. Primarily as a result of the sales increases and the closing of underperforming stores, operating earnings of this segment improved to $151,000 in the second quarter and $852,000 in the first half compared with operating losses of $712,000 and $773,000 in the second quarter and first half last year, respectively.

Operating Expenses and Other
----------------------------

Selling, general and administrative expenses increased 11.2 percent in the second quarter, representing 24.7 percent of combined sales and revenues from continuing operations compared with 23.0 percent in the same period last year. For the first half, these expenses increased 9.9 percent to
24.1 percent of combined sales and revenues from continuing operations from
22.8 percent a year ago. The increases in the second quarter and first half are due mainly to higher incentive compensation. A $1,412,000 reduction in interest expense in the second quarter this year ($1,897,000 decrease for the half) reflects the much lower level of debt outstanding after the refinancing coupled with lower interest rates. Net other income of $1,511,000 in this year's second quarter includes the gain on the sale of the Denver plant and $549,000 from the elimination of the intercompany profit in inventory reserve due to the sale of the Manufacturing and Marketing segment. The effective tax rate on income from continuing operations of 9.0 percent in the first half last year is lower than the
32.2 percent in this year's first half due to the impact of permanent differences on the relatively low level of income in fiscal 2002.

Discontinued Operations
-----------------------

As described in Note 5, the Company recorded an additional pretax loss on disposal of the Manufacturing and Marketing segment of $1,479,000 in the second quarter, bringing the year-to-date pretax loss to $8,320,000. The first half loss on discontinued operations is in addition to the $36,734,000 pretax loss recorded in the prior year, and is primarily attributable to a reduction in the value of the inventories of this segment realized in closing the sales or expected to be recovered subsequently. The assets of the segment that were not sold, primarily inventory, are expected to be liquidated during the remainder of fiscal 2003. Although Management believes that its estimates used to write down the assets and record the loss on disposal of the assets as of July 27, 2002 are reasonable, there is a risk that the actual value received upon ultimate disposition of all of the segment's assets, including actual costs of disposal and transition, may differ materially from these estimates. Such risks relate primarily to realization of the estimated net realizable value of the remaining inventory through sale activities of the buyers and the Company.

Restructuring Activities
------------------------

See Note 6 for a discussion of the Company's utilization of the restructuring reserve and related asset valuation allowances in the second quarter and first half of fiscal 2003. As of July 27, 2002, there was $2,716,000 of restructuring reserve and asset valuation allowances remaining, of which $1,809,000 is for lease termination costs that are being negotiated for 21 Life Retail stores closed or to be closed in fiscal 2003. It is Management's opinion that the remaining restructuring reserve and related asset valuation allowances are adequate. However, actual charges to the reserve and related asset valuation allowances may differ significantly, which could result in additional costs. Any additional costs would most likely result from the Company's inability to terminate the leases of the closed stores for the amounts reserved.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

On May 30, 2002, the Company repaid $54,375,000 of existing debt (plus a prepayment penalty of $6,684,000 as discussed in Note 4) using proceeds from the sale of the Manufacturing and Marketing segment and $22,500,000 of borrowings from a new three-year $70,000,000 unsecured revolving credit facility. The unused portion of the credit line will be utilized to fund growth in continuing operations, including acquisitions, and for working capital needs. The refinancing is expected to reduce future interest expense as a result of lower debt levels and lower interest rates. At July 27, 2002, the Company's debt was 15.0 percent of total capitalization and its current ratio was 2.2 to 1 as compared with 33.9 percent and 1.4 to 1 as of January 26, 2002, respectively. As of July 27, 2002, the Company was in compliance with all financial covenants contained in its debt agreements.

Cash generated by operating activities of continuing operations was $10,664,000 in the first half excluding the extraordinary loss and utilization of restructuring reserves. This represents a $7,431,000 increase over last year's first half due mainly to higher earnings and better management of accounts receivable and linens in service in the Textile Services segment. Capital expenditures are down $760,000 in the first half versus last year, but are expected to exceed last year's level for the entire year. Cash flows used in financing activities of continuing operations of $49,094,000 in the first half reflect the complete refinancing of the Company's debt during the second quarter. Cash provided by discontinued operations of $39,109,000 in the first half reflects the proceeds from the liquidation of assets of the Manufacturing and Marketing segment. Cash and short-term investments totaled $9,163,000 at July 27, 2002, down from $13,271,000 a year ago and $18,742,000 at the beginning of the year.

Management believes that the Company's financial condition is such that internal and external resources are sufficient and available to satisfy the Company's requirements for debt repayment, as well as future requirements for capital expenditures, acquisitions, dividends and working capital.

Forward-Looking Statements
--------------------------

Any forward-looking statements made in this document reflect the Company's current views with respect to future events and financial performance and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that may cause actual results to differ materially from those set forth in these statements. These potential risks and uncertainties include, but are not limited to, competitive and general economic conditions, the ability to retain current customers and to add new customers in competitive market environments, competitive pricing in the marketplace, delays in the shipment of orders, availability of labor at appropriate rates, availability and cost of energy and water supplies, availability of non-domestic image apparel contractors to manufacture and deliver at an appropriate cost and in a timely manner, the ability to attract and retain key personnel, actual value received on disposition of the Manufacturing and Marketing segment significantly different than the estimated net realizable value, actual charges to the restructuring reserve and related asset valuation allowances significantly different than the estimated charges, unusual or unexpected cash needs for operations or capital transactions, the ability to obtain financing in required amounts and at appropriate rates, and other factors which may be identified in the Company's filings with the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to commodity price risk related to the use of natural gas in laundry plants of the Textile Services segment. The total cost of natural gas in the second quarter and first half ended July 27, 2002 was $1,887,000 and $4,434,000, respectively. To reduce the uncertainty of fluctuating energy prices, the Company has entered into fixed price contracts for approximately 70% of the segment's natural gas purchase requirements for the remainder of fiscal 2003. A 10% increase in the cost of natural gas not covered by these contracts would result in a reduction of approximately $266,000 in annual pretax earnings.

The Company's exposure to interest rate risk relates primarily to its new debt obligations entered into in the second quarter. As discussed in Item 2 above, the Company refinanced its existing debt partially by using borrowings of $22,500,000 from a new $70,000,000 three-year revolving credit facility. The revolving line of credit and the term loan bear interest at a rate equal to either (i) LIBOR plus a margin, or (ii) a Base Rate plus a margin. The margins are based on the Company's ratio of "Funded Debt" to "EBITDA," as each is defined in the Loan Agreement. As of July 27, 2002, there was $23,100,000 of outstanding debt under the credit facility. A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction of approximately $231,000 in annual pretax earnings.
To mitigate the exposure from variable-rate debt, the Company entered into an interest-rate swap agreement with one of its lenders effective September 9, 2002. The swap fixes the interest rate at 4.83 percent on $10,000,000 of the outstanding debt under the line of credit until maturity on May 30, 2007.

                         PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

At the Annual Meeting of Shareholders held on May 29, 2002, the only matter submitted to a vote of shareholders was the election of Directors.

The following Directors were elected to the following term (or until a successor is elected and has qualified or until his earlier death, resignation or removal):

                                                                       VOTES                VOTES
                  NAME                                                 "FOR"              "WITHHELD"
                  ----                                                 -----              ----------

      For Term expiring at the 2005 Annual Meeting:
         Charles W. Mueller..................................       8,115,675               38,098
         William A. Peck.....................................       8,099,760               54,013


The following Directors are continuing current terms expiring at the 2003 Annual Meeting: David A. Abrahamson, Alan C. Henderson, and Stephen M. O'Hara. The following Directors are continuing current terms expiring at the 2004 Annual Meeting: Susan S. Elliott, Don W. Hubble, and Kelvin R. Westbrook.

Brokers were permitted to vote on the election of Directors in the absence of instructions from street-name holders; therefore broker non-votes did not occur in this matter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)      See Exhibit Index included herein on page 17.

(b) REPORTS ON FORM 8-K - On July 2, 2002, the Company filed a report on Form 8-K/A as Amendment No. 1 to the Company's reports on Form 8-K, dated April 19, 2002 and May 17, 2002 in connection with the sale of the Manufacturing and Marketing segment to Cintas Corporation and Medline Industries, Inc., to provide under Item 7 a narrative description of the pro forma financial effects of these sale transactions.

         A report on Form 8-K dated August 15, 2002 was filed under Item 9 which included the Quarterly Report to Shareholders dated
         August 15, 2002 (and mailed to shareholders on August 22, 2002) as an exhibit, pursuant to Regulation FD.

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Angelica Corporation
                                              ---------------------------------
                                              (Registrant)



Date: September 9, 2002                       /s/ T. M. Armstrong
                                              ---------------------------------
                                              T. M. Armstrong
                                              Senior Vice President -
                                              Finance and Administration
                                              Chief Financial Officer
                                              (Principal Financial Officer)




                                              /s/ James W. Shaffer
                                              ---------------------------------
                                              James W. Shaffer
                                              Vice President and Treasurer
                                              (Principal Accounting Officer)

                               CERTIFICATIONS

I, Don W. Hubble, certify that:

         (1) I have reviewed this quarterly report on Form 10-Q of Angelica Corporation;

         (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



September 9, 2002                             /s/ Don W. Hubble
                                              ---------------------------------
                                              Don W. Hubble
                                              Chairman, President and
                                              Chief Executive Officer




I, T. M. Armstrong, certify that:

         (1) I have reviewed this quarterly report on Form 10-Q of Angelica Corporation;

         (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



September 9, 2002                             /s/ T. M. Armstrong
                                              ---------------------------------
                                              T. M. Armstrong
                                              Senior Vice President - Finance
                                              & Administration and Chief
                                              Financial Officer

                                EXHIBIT INDEX
                                -------------

Exhibit
Number     Description
------     -----------

                  *Asterisk indicates exhibits filed herewith.
                  **Incorporated by reference from the document listed.

3.1 Restated Articles of Incorporation of the Company, as currently in effect. Filed as Exhibit 3.1 to the Form 10-K for the fiscal year ended January 26, 1991**

3.2        Current By-Laws of the Company, as last amended March 27, 2001.
           Filed as Exhibit 3.2 to the Form 10-K for the fiscal year ended January 27, 2001**

4.1 Shareholder Rights Plan dated August 25, 1998. Filed as Exhibit 1 to Registration Statement on Form 8-A on August 28, 1998**

99.1 Section 906 Certifications of Chief Executive Officer and Chief Financial Officer*