Form 10-Q
period 2002-10-26
ANGELICA CORP /NEW/
filed 2002-12-06
CIK 6571

===============================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


           For The Quarter Ended                       Commission File
             October 26, 2002                           Number 1-5674


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



                               (314) 854-3800
            (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes X    No
                                                                   ---     ---

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ---     ---

The number of shares outstanding of Registrant's Common Stock, par value $1.00 per share, at December 1, 2002 was 8,702,080 shares.

===============================================================================


                           ANGELICA CORPORATION AND SUBSIDIARIES

                                         INDEX TO

                        OCTOBER 26, 2002 FORM 10-Q QUARTERLY REPORT



                                                                                Page Number
                                                                                -----------
                                                                                 Reference
                                                                                 ---------

Part I.   FINANCIAL INFORMATION:

    Item 1.  Financial Statements:

       Consolidated Statements of Income - Third Quarter and Three
         Quarters ended October 26, 2002 and October 27, 2001 (Unaudited)             2

       Consolidated Balance Sheets - October 26, 2002
         and January 26, 2002 (Unaudited)                                             3

       Consolidated Statements of Cash Flows - Three Quarters
         ended October 26, 2002 and October 27, 2001 (Unaudited)                      4

       Notes to Unaudited Consolidated Financial Statements                          5-9

    Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations                                10-13

    Item 3.  Quantitative and Qualitative Disclosures
       About Market Risk                                                             13

    Item 4.  Controls and Procedures                                                 14

Part II.  OTHER INFORMATION:

    Item 6.  Exhibits and Reports on Form 8-K                                        14

    Signatures                                                                       15

    Certifications                                                                  16-17

    Exhibit Index                                                                    18

                       PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


CONSOLIDATED STATEMENTS OF INCOME
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands, except per share amounts)


                                                          Third Quarter Ended                  Three Quarters Ended
                                                    ------------------------------        ------------------------------
                                                    October 26,        October 27,        October 26,        October 27,
                                                       2002               2001               2002               2001
                                                    -----------        -----------        -----------        -----------
CONTINUING OPERATIONS:
  Textile service revenues                           $ 68,108           $ 65,095           $ 203,284          $ 194,965
  Net retail sales                                     24,525             23,930              71,132             68,606
                                                     --------           --------           ---------          ---------
                                                       92,633             89,025             274,416            263,571
                                                     --------           --------           ---------          ---------
  Cost of textile services                             54,506             53,547             161,605            160,648
  Cost of goods sold                                   11,166             11,485              33,369             32,851
                                                     --------           --------           ---------          ---------
                                                       65,672             65,032             194,974            193,499
                                                     --------           --------           ---------          ---------
  Gross profit                                         26,961             23,993              79,442             70,072
                                                     --------           --------           ---------          ---------
  Selling, general and administrative expenses         22,394             19,587              66,206             59,460
  Interest expense                                        253              1,792               2,403              5,839
  Other (income) expense, net                            (765)               150              (2,442)                17
                                                     --------           --------           ---------          ---------
                                                       21,882             21,529              66,167             65,316
                                                     --------           --------           ---------          ---------
  Income from continuing operations pretax              5,079              2,464              13,275              4,756
  Provision for income taxes                            1,524                222               4,159                428
                                                     --------           --------           ---------          ---------
  Income from continuing operations
   before extraordinary item                            3,555              2,242               9,116              4,328
  Extraordinary loss on early extinguishment
   of debt, net of taxes of $2,374 (Note 4)                 -                  -              (4,409)                 -
                                                     --------           --------           ---------          ---------
  Income from continuing operations                     3,555              2,242               4,707              4,328
                                                     --------           --------           ---------          ---------

DISCONTINUED OPERATIONS:
  Loss from operations of discontinued
   segment, net of taxes of $792 and $1,904                 -               (437)                  -               (179)
  Loss on disposal of discontinued segment,
   net of taxes of $481 and $3,393 (Note 5)              (894)                 -              (6,302)                 -
                                                     --------           --------           ---------          ---------
  Loss from discontinued operations                      (894)              (437)             (6,302)              (179)
                                                     --------           --------           ---------          ---------
  Net income (loss)                                  $  2,661           $  1,805           $  (1,595)         $   4,149
                                                     ========           ========           =========          =========


BASIC EARNINGS (LOSS) PER SHARE (NOTE 8):
  Income from continuing operations
    before extraordinary item                        $   0.41           $   0.26           $    1.05          $    0.50
  Extraordinary loss, net of tax                            -                  -               (0.51)                 -
                                                     --------           --------           ---------          ---------
  Income from continuing operations                      0.41               0.26                0.54               0.50
  Loss from discontinued operations                     (0.10)             (0.05)              (0.72)             (0.02)
                                                     --------           --------           ---------          ---------
  Net income (loss)                                  $   0.31           $   0.21           $   (0.18)         $    0.48
                                                     ========           ========           =========          =========

DILUTED EARNINGS (LOSS) PER SHARE (NOTE 8):
  Income from continuing operations
   before extraordinary item                         $   0.40           $   0.26           $    1.04          $    0.50
   Extraordinary loss, net of tax                           -                  -               (0.50)                 -
                                                     --------           --------           ---------          ---------
   Income from continuing operations                     0.40               0.26                0.54               0.50
   Loss from discontinued operations                    (0.10)             (0.05)              (0.72)             (0.02)
                                                     --------           --------           ---------          ---------
   Net income (loss)                                 $   0.30           $   0.21           $   (0.18)         $    0.48
                                                     ========           ========           =========          =========

The accompanying notes are an integral part of the financial statements.



CONSOLIDATED BALANCE SHEETS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)


                                                                      October 26,      January 26,
                                                                         2002             2002
                                                                      -----------      -----------
ASSETS
------
Current Assets:
  Cash and short-term investments                                      $   7,855        $  18,742
  Receivables, less reserves of $1,873 and $1,306                         34,653           33,536
  Inventories                                                             13,501           14,435
  Linens in service                                                       33,518           32,196
  Prepaid expenses and other current assets                                4,668            2,968
  Deferred income taxes                                                   11,506           16,478
  Net current assets of discontinued segment (Note 5)                     12,942           61,774
                                                                       ---------        ---------
    Total Current Assets                                                 118,643          180,129
                                                                       ---------        ---------
Property and Equipment                                                   179,303          174,893
Less -- reserve for depreciation                                         102,415           98,208
                                                                       ---------        ---------
                                                                          76,888           76,685
                                                                       ---------        ---------

Goodwill (Note 3)                                                          4,256            4,294
Other acquired assets (Note 3)                                             1,938            1,553
Cash surrender value of life insurance                                    26,126           25,349
Deferred income taxes                                                          -              654
Miscellaneous                                                              1,259              365
                                                                       ---------        ---------
                                                                          33,579           32,215
Net noncurrent assets of discontinued segment (Note 5)                       815            1,836
                                                                       ---------        ---------
Total Assets                                                           $ 229,925        $ 290,865
                                                                       =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Current maturities of long-term debt                                 $     227        $  71,602
  Accounts payable                                                        23,407           20,958
  Accrued expenses                                                        32,017           40,609
                                                                       ---------        ---------
    Total Current Liabilities                                             55,651          133,169
                                                                       ---------        ---------

Long-Term Debt, less current maturities                                   20,644              812
Other Long-Term Obligations                                               14,918           15,380

Shareholders' Equity:
  Common Stock, $1 par value, authorized 20,000,000
   shares, issued: 9,471,538                                               9,472            9,472
  Capital surplus                                                          4,200            4,200
  Retained earnings                                                      137,173          142,188
  Accumulated other comprehensive (loss) income (Note 9)                     (79)               -
  Common Stock in treasury, at cost: 773,358 and 863,329                 (12,054)         (14,356)
                                                                       ---------        ---------
                                                                         138,712          141,504
                                                                       ---------        ---------
Total Liabilities and Shareholders' Equity                             $ 229,925        $ 290,865
                                                                       =========        =========

The accompanying notes are an integral part of the financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)


                                                                             Three Quarters Ended
                                                                       -------------------------------
                                                                       October 26,         October 27,
                                                                          2002                2001
                                                                        --------            --------
Cash Flows from Operating Activities:
  Income from continuing operations before extraordinary item           $  9,116            $  4,328
  Extraordinary loss, net of tax                                          (4,409)                  -
                                                                        --------            --------
  Income from continuing operations                                        4,707               4,328
  Non-cash items included in income from continuing operations:
    Depreciation                                                           9,619               8,281
    Amortization                                                             558               1,500
  Change in working capital components,
   net of businesses acquired/disposed of                                  5,990                 471
  Utilization of restructuring reserves (Note 6)                            (647)                  -
  Other, net                                                                 (63)             (1,674)
                                                                        --------            --------
Net cash provided by operating activities of continuing operations        20,164              12,906
                                                                        --------            --------


Cash Flows from Investing Activities:
  Expenditures for property and equipment, net                           (10,173)            (10,085)
  Cost of businesses acquired                                             (2,806)               (125)
  Disposals of businesses and property                                     1,432                 302
                                                                        --------            --------
Net cash used in investing activities of continuing operations           (11,547)             (9,908)
                                                                        --------            --------


Cash Flows from Financing Activities:
  Long-term debt repayments on refinancing                               (71,543)            (26,731)
  Net borrowings of long-term revolving debt                              20,000              12,000
  Dividends paid                                                          (2,075)             (2,062)
  Other, net                                                                 878                 659
                                                                        --------            --------
Net cash used in financing activities of continuing operations           (52,740)            (16,134)
                                                                        --------            --------

Net cash provided by discontinued operations                              33,236               2,844
                                                                        --------            --------


Net decrease in cash and short-term investments                          (10,887)            (10,292)
Balance at beginning of year                                              18,742              20,311
                                                                        --------            --------
Balance at end of period                                                $  7,855            $ 10,019
                                                                        ========            ========


Supplemental cash flow information:
  Income taxes paid                                                     $  1,041            $  4,292
  Interest paid                                                         $  3,671            $  5,282

The accompanying notes are an integral part of the financial statements.


            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   THIRD QUARTER AND THREE QUARTERS ENDED
                    OCTOBER 26, 2002 AND OCTOBER 27, 2001



Note 1.  Basis of Presentation
------------------------------

       The accompanying condensed consolidated financial statements are unaudited, and these consolidated statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 26, 2002. It is Management's opinion that all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results during the interim periods have been included. All significant intercompany accounts and transactions have been eliminated. The results of operations and cash flows for the three quarters ended October 26, 2002 are not necessarily indicative of the results that will be achieved for the full year.

       Certain amounts in the prior periods have been reclassified to conform to current period presentation.

       The Company considers short-term, highly-liquid investments which are readily convertible into cash, as cash equivalents.

Note 2.  Comprehensive Income (Loss)
------------------------------------

       Comprehensive income (loss), consisting of net income (loss), foreign currency translation and changes in the fair value of derivatives used for interest rate risk management, totaled $2,582,000 and $1,692,000 for the quarters ended October 26, 2002 and October 27, 2001, respectively; and $(1,674,000) and $3,982,000 for the three quarters ended October 26, 2002 and October 27, 2001, respectively.

Note 3.  Goodwill and Other Intangible Assets
---------------------------------------------

       In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill is no longer amortized effective with the Company's adoption date of January 27, 2002. Additionally, any goodwill recognized from a business combination completed after June 30, 2001 will not be amortized. Instead, goodwill will be tested for impairment as of the date of adoption of SFAS No. 142 and at least annually thereafter using a fair-value based analysis.

       The Company's initial impairment test of goodwill indicated there was no impairment upon adoption of SFAS No. 142. At the end of the third quarter ended October 26, 2002, the Company performed its annual impairment test of goodwill, which also resulted in no impairment of goodwill. As of October 26, 2002, the carrying amount of goodwill allocated to the Textile Services and Life Retail Stores segments was $3,465,000 and $791,000, respectively. There were no material changes in the carrying amount of goodwill in the third quarter ended October 26, 2002.

       Following is a reconciliation of reported income from continuing operations before extraordinary item and net income (loss), including related earnings (loss) per share, to adjusted amounts excluding goodwill amortization (dollars in thousands, except per share amounts):


                                                                    Third Quarter Ended                  Three Quarters Ended
                                                              ------------------------------         -----------------------------
                                                              October 26,        October 27,         October 26,       October 27,
                                                                 2002               2001                2002              2001
                                                              -----------        -----------         -----------       -----------

       Income from continuing operations before
        extraordinary item:
           As reported                                          $ 3,555            $ 2,242             $ 9,116           $ 4,328
           Goodwill amortization, net of taxes                        -                 70                   -               216
                                                                -------            -------             -------           -------
           As adjusted                                          $ 3,555            $ 2,312             $ 9,116           $ 4,544
                                                                =======            =======             =======           =======
           Basic earnings per share:
             As reported                                        $  0.41            $  0.26             $  1.05           $  0.50
             As adjusted                                           0.41               0.27                1.05              0.53
           Diluted earnings per share:
             As reported                                        $  0.40            $  0.26             $  1.04           $  0.50
             As adjusted                                           0.40               0.27                1.04              0.52

       Net income (loss):
           As reported                                          $ 2,661            $ 1,805             $(1,595)          $ 4,149
           Goodwill amortization, net of taxes                        -                 52                   -               208
                                                                -------            -------             -------           -------
           As adjusted                                          $ 2,661            $ 1,857             $(1,595)          $ 4,357
                                                                =======            =======             =======           =======
           Basic earnings (loss) per share:
             As reported                                        $  0.31            $  0.21             $ (0.18)          $  0.48
             As adjusted                                           0.31               0.22               (0.18)             0.51
           Diluted earnings (loss) per share:
             As reported                                        $  0.30            $  0.21             $ (0.18)          $  0.48
             As adjusted                                           0.30               0.21               (0.18)             0.50

       During the third quarter ended October 26, 2002, the Textile Services segment acquired customer contracts totaling $1,207,000 with amortization periods of three to five years. Other acquired assets consisted of the following (dollars in thousands):


                                                     October 26, 2002                                January 26, 2002
                                         -----------------------------------------      ------------------------------------------
                                          Gross                           Other           Gross                           Other
                                         Carrying      Accumulated      Acquired        Carrying      Accumulated       Acquired
                                          Amount       Amortization    Assets, net       Amount       Amortization     Assets, net
                                         --------      ------------    -----------      --------      ------------     -----------

       Customer contracts                 $5,552         $(4,320)         $1,232         $4,599          $(4,074)         $  525
       Non-compete covenants               2,590          (1,884)            706          2,590           (1,562)          1,028
                                          ------         -------          ------         ------          -------          ------

       Other acquired assets              $8,142         $(6,204)         $1,938         $7,189          $(5,636)         $1,553
                                          ======         =======          ======         ======          =======          ======

       Other acquired assets are scheduled to be fully amortized by fiscal year 2008 with corresponding annual amortization expense estimated for each fiscal year as follows (dollars in thousands):

                                  2003     $723
                                  2004      575
                                  2005      444
                                  2006      325
                                  2007      269
                                  2008      170

Note 4.  Extraordinary Item
---------------------------

       During the second quarter of this fiscal year, the Company incurred a loss on early extinguishment of debt of $6,783,000 ($4,409,000 net of tax). The loss was due to a prepayment penalty of $6,684,000 paid to lenders in connection with the complete refinancing of the Company's debt following the sale of the Manufacturing and Marketing segment (plus the writeoff of unamortized loan fees of $99,000). In accordance with SFAS No. 4, the loss has been treated as an extraordinary item. Under SFAS No. 145, effective next fiscal year, the loss on early extinguishment of debt will not be treated as an extraordinary item, and accordingly, results will be restated at that time to reflect this change in accounting treatment.

Note 5.  Discontinued Operations
--------------------------------

       The consolidated balance sheets as of October 26, 2002 and January 26, 2002 reflect the segregation of the net assets of the discontinued Manufacturing and Marketing segment and writedown of those assets to their estimated net realizable value, as well as estimates of the costs of disposal and transition. The differences between these estimates as of October 26, 2002 and January 26, 2002 resulted in the recording of an after-tax loss on disposal of $894,000 in the third quarter and $6,302,000 in the first three quarters. The sale of certain assets of this segment's non-healthcare business to Cintas Corporation closed on April 19, 2002, and the sale of certain assets of the healthcare business to Medline Industries closed on May 17, 2002. The realization of total proceeds from the sale of assets is subject in part to subsequent sale of the segment's inventory by Cintas Corporation and the Company. This inventory is included in the net current assets of the discontinued segment at its estimated net realizable value.

Note 6.  Restructuring Activities
---------------------------------

       In the third quarter of fiscal 2003, the Company closed an additional two Life Retail stores included in the plan of restructuring adopted in fiscal 2002, bringing the total stores closed in the first three quarters to 24 of the 27 stores included in the restructuring. A total of $294,000 and $1,758,000 was charged to the restructuring reserve and related asset valuation allowances in the third quarter and three quarters, respectively. The total year-to-date charge of $1,758,000 represents $538,000 to write off net book value of assets in closed stores, $573,000 to dispose of inventory and $647,000 for lease termination costs. As of October 26, 2002, the restructuring reserve and related asset valuation allowances totaled $2,422,000.

Note 7.  Business Segment Information
-------------------------------------

       Historically, the Company has operated principally in three industry segments: Textile Services, Manufacturing and Marketing, and Retail Stores. For fiscal years 2003 and

       2002, Manufacturing and Marketing is being treated as a discontinued operation. Textile Services provides textile rental, laundry and linen management services primarily to healthcare institutions. Life Retail Stores operates a nationwide chain of specialty uniform and shoe stores, together with a fully-integrated catalogue and e-commerce operation, selling to healthcare professionals. All of the Company's services of its continuing business segments are provided in the United States. Summary data about each of the Company's continuing business segments for the third quarter and three quarters ended October 26, 2002 and October 27, 2001 appears below (dollars in thousands):


                                                                      Third Quarter Ended                  Three Quarters Ended
                                                                ------------------------------        -----------------------------
                                                                October 26,        October 27,        October 26,       October 27,
                                                                   2002               2001               2002              2001
                                                                -----------        -----------        -----------       -----------
       Combined sales and revenues:
           Textile Services                                      $ 68,108           $ 65,095           $ 203,284         $ 194,965
           Retail Sales                                            24,525             23,930              71,132            68,606
                                                                 --------           --------           ---------         ---------
                                                                 $ 92,633           $ 89,025           $ 274,416         $ 263,571
                                                                 ========           ========           =========         =========

       Income from continuing operations pretax:
           Textile Services                                      $  5,770           $  4,785           $  18,132         $  14,356
           Retail Sales                                             1,256                812               2,108                39
           Interest, corporate expenses and other, net             (1,947)            (3,133)             (6,965)           (9,639)
                                                                 --------           --------           ---------         ---------
                                                                 $  5,079           $  2,464           $  13,275         $   4,756
                                                                 ========           ========           =========         =========

       Depreciation and amortization:
           Textile Services                                      $  2,249           $  2,408           $   7,870         $   7,190
           Retail Sales                                               626                668               1,768             1,999
           Corporate                                                  297                179                 539               592
                                                                 --------           --------           ---------         ---------
                                                                 $  3,172           $  3,255           $  10,177         $   9,781
                                                                 ========           ========           =========         =========

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

       The following table reconciles weighted average shares outstanding to amounts used to calculate basic and diluted earnings (loss) per share for the third quarter and three quarters ended October 26, 2002 and October 27, 2001 (shares in thousands):


                                                          Third Quarter Ended                   Three Quarters Ended
                                                      -----------------------------         ------------------------------
                                                      October 26,       October 27,         October 26,        October 27,
                                                          2002              2001                2002               2001
                                                      -----------       -----------         -----------        -----------

Weighted average shares:
    Average shares outstanding                           8,686             8,608               8,652              8,594
    Effect of dilutive securities - option shares          184                63                 145                105
                                                         -----             -----               -----              -----
    Average shares outstanding, adjusted for
      dilutive effects                                   8,870             8,671               8,797              8,699
                                                         =====             =====               =====              =====

Note 9.  Derivative Instruments and Hedging Activities
------------------------------------------------------

       The Company entered into an interest-rate swap agreement with one of its lenders effective September 9, 2002. The swap agreement fixes the interest rate at 3.58 percent plus a margin (currently 1.25 percent) on $10,000,000 of the outstanding debt under the revolving line of credit until termination on May 30, 2007. The Company has elected to apply cash flow hedge accounting for the interest-rate swap agreement in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Accordingly, the derivative is recorded as an asset or liability at its fair value. The effective portion of changes in the fair value of the derivative, as measured quarterly, is reported in accumulated other comprehensive income, and the ineffective portion, if any, is reported in net income of the current period. As of October 26, 2002, the Company has recorded a long-term liability of $79,000 and the related loss is included in accumulated other comprehensive (loss) income.

       Also, the Company has entered into fixed price contracts for approximately 60% of its estimated natural gas purchase requirements in the next twelve months. Although these contracts are considered derivative instruments, they meet the normal purchases exclusion contained in SFAS No. 133, as amended by SFAS No. 138, and are therefore exempted from the related accounting requirements.

Note 10.  New Accounting Pronouncements
---------------------------------------

       In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the recognition and measurement of certain costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of SFAS No. 146 to have a material impact on financial condition and results of operations for fiscal 2003.

Note 11.  Acquisitions of Businesses
------------------------------------

       Businesses and properties acquired by the Company in the first three quarters of fiscal 2003 and fiscal 2002 have been accounted for under the purchase method of accounting and, accordingly, the results of operations of these acquired entities have been included in the Company's Consolidated Statements of Income since the date of acquisition. Pro forma results for these acquisitions have not been provided because the impact is not material to the Company's consolidated operations or financial condition.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

           THIRD QUARTER AND THREE QUARTERS ENDED OCTOBER 26, 2002
                                COMPARED WITH
           THIRD QUARTER AND THREE QUARTERS ENDED OCTOBER 27, 2001


Analysis of Operations
----------------------

Third quarter earnings from continuing operations of $.41 per share ($.40 diluted) increased 57.7 percent over the $.26 per share in the third quarter last year, on a 4.1 percent increase in combined sales and revenues. Both of the Company's continuing business segments, Textile Services and Life Retail Stores, posted growth in sales and revenues as well as operating earnings increases in the quarter. For the first three quarters of the year, combined sales and revenues from continuing operations increased 4.1 percent over the comparable prior year period. Earnings for the first three quarters from continuing operations, before the second quarter extraordinary item related to debt refinancing, amounted to $1.05 per share ($1.04 diluted) compared with $.50 per share last year, an increase of 110.0 percent.

As discussed in Note 4, the Company incurred an extraordinary loss of $4,409,000 net of tax in the second quarter this year as a result of a prepayment penalty paid in connection with refinancing the Company's debt following the sale of the Manufacturing and Marketing segment. Including this extraordinary loss of $.51 per share ($.50 diluted), earnings from continuing operations for the first three quarters of the year were $.54 per share versus $.50 per share a year ago.

In the third quarter this year, an additional after-tax loss of $894,000 ($.10 per share) on the disposal of the discontinued Manufacturing and Marketing segment was recorded in discontinued operations to reflect differences between current and prior estimates of the net realizable value of the assets of the segment and costs of disposition and transition. Combining continuing and discontinued operations and the extraordinary loss, the Company had net income of $.31 per share ($.30 diluted) in the third quarter and a net loss of $.18 per share in the first three quarters this year compared with net income per share of $.21 and $.48 in the comparable prior year periods, respectively.

Textile Services
----------------

Revenues of the Textile Services segment increased 4.6 percent in the third quarter and 4.3 percent in the first three quarters of the year on the strength of a 5.4 percent increase in net new business additions year-to-date. Third quarter revenues began to benefit from an acquisition during the quarter of selected assets and textile linen management services of a hospital-owned laundry in Macon, Georgia. Operating earnings rose 20.6 percent in the quarter and 26.3 percent through three quarters as this segment continues to realize operating efficiencies in the areas of linen management and production payroll, offset to some extent by higher workers' compensation costs. Furthermore, utility costs have stabilized. Year-to-date segment earnings also include a gain on the sale of the Denver, Colorado plant of $474,000 which occurred in the second quarter.

Life Retail Stores
------------------

Third quarter sales at Life Retail Stores increased 2.5 percent on the strength of a same-store sales increase of 5.2 percent offset in part by the closing of 32 stores during the year. Same-store sales decreased 6.6 percent in the third quarter last year compared with the same period in fiscal 2001. For the first three quarters of the year, sales were up 3.7 percent resulting from a same-store sales increase of 4.7 percent versus a decline of 3.6 percent for three quarters of fiscal 2002 compared with fiscal 2001. Sales from the catalogue and e-commerce distribution channels contributed increases of 50.5 percent to $1,513,000 in the third quarter and 80.4 percent to $4,101,000 in the first three quarters. The segment's gross margin of 54.5 percent in the quarter and 53.1 percent through three quarters improved slightly from 52.0 percent and 52.1 percent in last year's third quarter and three quarters, respectively. Primarily as a result of the sales increases and the closing of underperforming stores, operating earnings of this segment increased 54.7 percent in the third quarter, and improved to $2,108,000 in the first three quarters compared with earnings of $39,000 in the same period last year.

Operating Expenses and Other
----------------------------

Selling, general and administrative expenses increased 14.3 percent in the third quarter, representing 24.2 percent of combined sales and revenues from continuing operations compared with 22.0 percent in the same period last year. For the first three quarters, these expenses increased 11.3 percent to
24.1 percent of combined sales and revenues from continuing operations compared with 22.6 percent a year ago. The increases in third quarter and three quarters expenses are due mainly to higher incentive compensation reflecting improved operating results, and rising employee healthcare costs. The reduction in interest expense of $1,539,000 in the third quarter and $3,436,000 year-to-date reflects the lower debt level and lower interest rates following the aforementioned debt refinancing. Net other income of $2,442,000 through three quarters this year includes the gain on the sale of the Denver plant and $961,000 from the elimination of the intercompany profit in inventory reserve due to the sale of the Manufacturing and Marketing segment. The effective tax rate on income from continuing operations of 31.3 percent in the first three quarters this year is higher than the 9.0 percent tax rate last year due to the impact of permanent differences on the relatively low level of income in fiscal 2002.

Discontinued Operations
-----------------------

As described in Note 5, the Company recorded an additional after-tax loss on disposal of the Manufacturing and Marketing segment of $894,000 in the third quarter, bringing the year-to-date after-tax loss to $6,302,000. The current year loss from discontinued operations is in addition to the $23,998,000 after-tax loss on disposal and discontinuation recorded in the prior year, and is primarily attributable to a reduction in the value of the inventories of this segment realized in closing the sales or expected to be recovered through transition of the business. The transition of the business to the buyers is substantially completed and the remaining assets of the segment, primarily inventory, are expected to be liquidated over the next several months. Although Management believes that its estimates used to write down the assets and record the loss on disposal of the assets as of October 26, 2002 are reasonable, there is a risk that the actual value received upon ultimate disposition of all of the segment's assets, including actual costs of disposition and transition, may differ materially from these estimates. Such risks relate primarily to realization of the estimated net realizable value of the remaining inventory through sale activities of Cintas Corporation and the Company.

Restructuring Activities
------------------------

See Note 6 for a discussion of the Company's utilization of the restructuring reserve and related asset valuation allowances in the third quarter and first three quarters of fiscal 2003. As of October 26, 2002, there was $2,422,000 of restructuring reserve and asset valuation allowances remaining, of which $1,616,000 is for lease termination costs that are being negotiated for 17 Life Retail stores closed or expected to be closed in fiscal 2003. It is Management's opinion that the remaining restructuring reserve and related asset valuation allowances are adequate. However, actual charges to the reserve and related asset valuation allowances may differ significantly from the amounts recorded, which could result in additional costs. Any additional costs would most likely result from the Company's inability to terminate the leases of the closed stores for the amounts reserved. Conversely, any remaining restructuring reserve and asset valuation allowances not needed for their original intended purpose will be reversed into income in the period such determination is made.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

In the second quarter this year, the Company repaid $54,375,000 of existing debt (plus a prepayment penalty of $6,684,000 as discussed in Note 4) using proceeds from the sale of the Manufacturing and Marketing segment and $22,500,000 of borrowings from a new $70,000,000 unsecured revolving credit facility. The term of the credit facility is three years with two optional one-year extensions. As of October 26, 2002, the Company's debt, principally the $20,000,000 outstanding under the credit line, represented 13.1 percent of total capitalization as compared with 33.9 percent as of January 26, 2002. As of October 26, 2002, the Company was in compliance with all financial covenants contained in its debt agreements. Current ratio improved from 1.4 to 1 at January 26, 2002 to 2.1 to 1 at October 26, 2002.

Cash generated by operating activities of continuing operations of $20,164,000 in the first three quarters increased 56.2 percent over last year's first three quarters due mainly to an increase of $5,519,000 in cash provided by working capital changes. Cash flows from investing activities of continuing operations include Textile Services' acquisition of assets of the hospital-owned laundry in Macon, Georgia and sale of the Denver, Colorado plant. Cash flows used in financing activities of continuing operations of $52,740,000 in the first three quarters reflect the complete refinancing of the Company's debt in the second quarter. Cash provided by discontinued operations of $33,236,000 through three quarters reflects the net proceeds from the liquidation of net assets of the Manufacturing and Marketing segment and payment of certain sale-related liabilities. Cash and short-term investments totaled $7,855,000 at October 26, 2002, down from $10,019,000 a year ago and $18,742,000 at the beginning of the year.

Management believes that the Company's financial condition is such that internal and external resources are sufficient and available to satisfy the Company's present and future requirements for debt service, capital expenditures, acquisitions, dividends and working capital.

Forward-Looking Statements
--------------------------

Any forward-looking statements made in this document reflect the Company's current views with respect to future events and financial performance and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that may cause actual results to differ materially from those set forth in these statements. These potential risks and uncertainties include, but are not limited to, competitive and general economic conditions, the ability to retain current customers and to add new customers in competitive market environments, competitive pricing in the marketplace, delays in the shipment of orders, availability of labor at appropriate rates, availability and cost of energy and water supplies, the cost of workers' compensation and healthcare benefits, the ability to attract and retain key personnel, actual value received on disposition of the Manufacturing and Marketing segment assets significantly different than the estimated net realizable value, actual charges to the restructuring reserve and related asset valuation allowances significantly different than the estimated charges, unusual or unexpected cash needs for operations or capital transactions, the ability to obtain financing in required amounts and at appropriate rates, and other factors which may be identified in the Company's filings with the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to commodity price risk related to the use of natural gas in laundry plants of the Textile Services segment. The total cost of natural gas in the third quarter and three quarters ended October 26, 2002 was $1,899,000 and $6,333,000, respectively. To reduce the uncertainty of fluctuating energy prices, the Company has entered into fixed price contracts for approximately 60% of the segment's estimated natural gas purchase requirements in the next twelve months. A hypothetical 10% increase in the cost of natural gas not covered by these contracts would result in a reduction of approximately $338,000 in annual pretax earnings.

The Company's exposure to interest rate risk relates primarily to its new debt obligations entered into in the second quarter this year. As discussed in Item 2 above, the Company refinanced its existing debt in part by borrowing $22,500,000 from a new $70,000,000 revolving credit facility with three banks. The revolving line of credit and the term loan bear interest at a rate equal to either (i) LIBOR plus a margin, or (ii) a Base Rate plus a margin. The margins are based on the Company's ratio of "Funded Debt" to "EBITDA," as each is defined in the Loan Agreement. As of October 26, 2002, there was $20,000,000 of outstanding debt under the credit facility. To mitigate the exposure from variable-rate debt, the Company entered into an interest-rate swap agreement with one of its lenders effective September 9, 2002. The swap agreement fixes the interest rate at 3.58 percent plus the margin (currently 1.25 percent) on $10,000,000 of the outstanding debt under the line of credit until termination on May 30, 2007. A hypothetical increase of 100 basis points in short-term interest rates applicable to the outstanding debt not covered by the interest-rate swap agreement would result in a reduction of approximately $100,000 in annual pretax earnings.

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of the consolidated financial statements and other disclosures included in this report. The Company's Board of Directors, operating through its Audit Committee which is composed entirely of independent outside Directors, provides oversight to the financial reporting process.

Within the 90-day period preceding the date of this report, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in the Securities Exchange Act of 1934. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities in a timely manner, particularly during the period for which this quarterly report is being prepared.

There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of this most recent evaluation, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

                         PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  See Exhibit Index included herein on page 18.

(b) REPORTS ON FORM 8-K - A report on Form 8-K dated August 15, 2002 was filed under Item 9 which included the Quarterly Report to Shareholders dated August 15, 2002 (and mailed to shareholders on August 22, 2002) as an exhibit, pursuant to Regulation FD.

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Angelica Corporation
                                          ------------------------------
                                          (Registrant)

Date: December 6, 2002                    /s/ T. M. Armstrong
                                          ------------------------------
                                          T. M. Armstrong
                                          Senior Vice President -
                                          Finance and Administration
                                          Chief Financial Officer
                                          (Principal Financial Officer)

                                          /s/ James W. Shaffer
                                          ------------------------------
                                          James W. Shaffer
                                          Vice President and Treasurer
                                          (Principal Accounting Officer)

                               CERTIFICATIONS

I, Don W. Hubble, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Angelica Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 6, 2002                               /s/ Don W. Hubble
                                                     -------------------------
                                                     Don W. Hubble
                                                     Chairman, President and
                                                     Chief Executive Officer

                               CERTIFICATIONS

I, T. M. Armstrong, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Angelica Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 6, 2002        /s/ T. M. Armstrong
                              ------------------------------------------------
                              T. M. Armstrong
                              Senior Vice President - Finance & Administration
                              and Chief Financial Officer

                                EXHIBIT INDEX
                                -------------

Exhibit
Number   Description
-------  -----------

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

10.1 Letter agreement between the Company and Charles D. Molloy, Jr. dated October 8, 2002.*

99.1     Section 906 Certification of Chief Executive Officer.*

99.2     Section 906 Certification of Chief Financial Officer.*