Form 10-K
period 2003-01-25
ANGELICA CORP /NEW/
filed 2003-04-22
CIK 6571

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 25, 2003

Commission File Number 1-5674
_________________

ANGELICA CORPORATION

(Exact name of registrant as specified in its charter)

Missouri	43-0905260
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
424 South Woods Mill Road	63017-3406
Chesterfield, Missouri	(Zip Code)
(Address of principal executive offices)

(314) 854-3800
(Registrant’s telephone number, including area code)
_________________

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock, $1.00 Par Value	New York Stock Exchange
Preferred Stock Purchase Rights issuable pursuant to
Registrant’s Shareholder Rights Plan	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

NONE

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X    No____

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes X    No___

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

$141,641,393 based on the average of the high/low transaction price of the common stock on July 26, 2002.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of April 15, 2003.

Common Stock, $1.00 par value, 8,800,472 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement dated April 23, 2003 are incorporated by reference in Parts II and III.

TABLE OF CONTENTS

PART I

PART II

PART III

Item 10.	Directors and Executive Officers of the Registrant	13
Item 11.	Executive Compensation	13
Item 12.	Security Ownership of Certain Beneficial Owners and Management	13
Item 13.	Certain Relationships and Related Transactions	14
Item 14.	Controls and Procedures	14

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	15

i

PART I

Item 1. Business

General Development of Business

Angelica Corporation (the “Company”) and its subsidiaries provide products and services to a wide variety of institutions and individuals, primarily serving the healthcare industry. The Company was founded in 1878 and was incorporated as Angelica Corporation in 1968. The Company’s principal executive offices are located in Chesterfield, Missouri.

The Company’s businesses have historically been reported in three industry segments: Textile Services, Manufacturing and Marketing and Life Uniform. In January 2002, the Company’s Board of Directors approved a plan to discontinue the Manufacturing and Marketing segment. The sale of certain assets of the non-healthcare business of the Manufacturing and Marketing segment to Cintas Corporation closed on April 19, 2002, and the sale of certain assets of the healthcare business to Medline Industries, Inc. closed on May 17, 2002. The Manufacturing and Marketing segment has been treated as a discontinued operation for all periods presented in this report. Information about the Company’s industry segments appears in Note 15 of the Notes to Consolidated Financial Statements included in response to Item 15 of this Form 10-K and is incorporated herein by reference. This information includes, for each segment, sales and revenues, income from continuing operations before income taxes, assets, depreciation and amortization and capital additions for each of the three years in the period ended January 25, 2003. The Company’s continuing business segments are described below.

Textile Services

As of January 25, 2003, the Textile Services segment had 25 laundry plants generally in or near various major metropolitan areas in the United States, principally providing textile rental and linen management services to healthcare institutions. This segment also provides a limited amount of general linen services in selected areas, principally to hotels, motels and restaurants.

The markets in which the Textile Services segment operates are very competitive, being characterized generally by a large number of independent, privately-owned competitors. Industry statistics are not available, but the Company believes that its Textile Services segment constitutes the largest supplier of textile rental and linen management services to healthcare institutions in the United States. Competition is on the basis of quality, reliability and price.

Life Uniform

The Life Uniform segment is a specialty retailer offering uniforms and shoes primarily for nurses and other healthcare professionals through a nationwide chain of 249 retail stores as of January 25, 2003, under the name of Life Uniform and Shoe Shops, located primarily in malls and strip shopping centers and, to a limited extent, inside hospitals. The segment also offers merchandise by means of catalogues and e-commerce to complement its retail stores, as well as by means of “on-the-job shopping events” where merchandise is taken to a particular healthcare location for sale.

The Company believes there are approximately 1,500 specialty retail stores and approximately ten catalogue operations in the United States, all primarily privately-owned, offering merchandise comparable to that offered by the Company’s Life Uniform segment. In addition, this type of merchandise is also offered by others, including some large chain retailers. The Company believes that approximately 30 percent of all uniforms sold to healthcare professionals are sold through catalogues. Retail operations are conducted under highly competitive conditions in the local area where each of the Company’s stores is located, with the Company competing on the basis of store location, merchandise selection and value. Industry statistics are not available, but the Company believes its Life Uniform segment is the nation’s largest specialty retailer offering uniforms and shoes to nurses and other healthcare professionals and the only provider through all four distribution channels of retail stores, catalogues, e-commerce and on-the-job shopping events.

Additional Information

The Company does not hold any material patents, licenses, franchises or concessions. It does not consider its business to be seasonal to any significant extent. The Company has no unusual working capital requirements. No segment of the Company’s business is dependent on a single customer. No portion of the Company’s business is subject to renegotiation of profits under a government contract.

Environmental Considerations

The operations of the Company are subject to various laws and regulations relating to public health, worker safety and the environment. The Company is not presently engaged in any material issues or controversies related to such matters. Compliance with laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has not had a material effect on the Company’s capital expenditures, earnings or competitive position. The Company does not expect any material expenditures will be required in order to comply with any federal, state or local environmental regulations.

Employees

As of January 25, 2003, the Company employed approximately 5,400 persons (including approximately 600 part-time employees).

Financial Information about Geographic Areas

Export sales are not significant.

Available Information

Since November 15, 2002, the Company has made available free of charge on or through its web site, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The Company’s web site is www.angelica.com.

In addition, the Company has adopted a Code of Conduct and Ethics that applies to the Company’s senior executive and financial officers pursuant to Section 406 of the Sarbanes-Oxley Act of 2002. This Code, as well as charters relating to the Company’s audit committee, compensation committee and corporate governance and nominating committee, will be available free of charge on or through its web site prior to January 2004. In the event of any amendments to or waivers from provisions of the Code, the Company will satisfy its disclosure requirement under the Securities and Exchange Act of 1934, as amended, by posting the amendments or waivers on its web site in lieu of filing a report of such events on Form 8-K.

Item 2. Properties

A list of the Company’s principal facilities as of January 25, 2003 follows. Unless otherwise indicated, each of the facilities is owned by the Company. There is no individual parcel of real estate owned or leased which is of material significance to the Company’s total assets. No difficulty in renewing leases which expire in the near future is anticipated by the Company. In the opinion of the Company, all such facilities are maintained in good condition and are adequate and suitable for the purposes for which they are used.

Textile Services Segment Laundries

Antioch, CA
Ballston Spa, NY
Batavia, NY
Chicago, IL
Colton, CA
Columbia, IL
Dallas, TX (leased)
Daytona Beach, FL

Edison, NJ
Fresno, CA
Holly Hill, FL
Houston, TX
Long Beach, CA
Lorain, OH
Los Angeles, CA
Ooltewah, TN
Orange, CA
Pawtucket, RI
Philadelphia, PA (leased) (subleased to third party; exchanged in January, 2003 for leased facility in Vallejo, CA)
Pomona, CA
Rio Vista, CA
Rockmart, GA
San Diego, CA
San Fernando, CA
Stockton, CA

As of January 25, 2003, 25 laundries, both owned and leased, plus warehouse facilities and depots located in 11 states, were used in the Textile Services segment. Laundry facilities generally are not fully utilized, although some of them operate on a multi-shift basis. The Company estimates that, assuming the availability of labor, output of these facilities could be increased by 20 percent with existing equipment by working longer hours, and by an additional 25 percent (for a total of 45 percent) with the installation of additional equipment.

Life Uniform Stores

As of January 25, 2003, there were 249 specialty retail stores, located in 36 states, used in the Life Uniform segment. All retail store premises are leased.

Miscellaneous

Angelica Corporation
Corporate headquarters
St. Louis County, MO (leased)

Angelica Textile Services
Principal executive offices
Norcross, GA (leased)

Divisional Administrative Offices
City of St. Louis, MO (leased)

Item 3. Legal Proceedings

The Company is not a party to any material pending legal proceeding other than ordinary routine litigation incidental to the business. Management believes that liabilities, if any, resulting from pending routine litigation in the ordinary course of the Company’s business should not materially affect the financial condition or results of operations of the Company.

Item 4. Submission of Matters to Vote of Security Holders

No matters were submitted to a vote of shareholders during the fourth quarter of the Company’s year ended January 25, 2003.

Item 4A. Executive Officers of the Registrant

Name	Present Position(1)(2)	Year First Elected as an Officer	Age

Paul R. Anderegg(3)	Vice President; President, Textile Services Business Segment of Angelica	2001	52

Theodore M. Armstrong	Senior Vice President - Finance and Administration and Chief Financial Officer	1986	63

Steven L. Frey(4)	Vice President, General Counsel and Secretary	1999	53

Don W. Hubble(5)	Chairman, President and Chief Executive Officer	1998	63

Denis R. Raab(6)	Vice President; President, Life Uniform Business Segment of Angelica	1999	53

James W. Shaffer(7)	Vice President and Treasurer	1999	50

(1)	Except as set forth below, the principal occupations of the officers throughout the past five years have been the performance of the functions of the offices shown above.

(2)	All officers serve at the pleasure of the Board of Directors.

(3)

Paul R. Anderegg has been a Vice President of the Company and President of the Textile Services Business Segment since February 1, 2001. Prior to that time, he served in the following capacities with The TruGreen Companies, a residential and commercial landscape and lawn care business: Vice President, Sales & Marketing from July 2000 to February 2001; President/Chief Operating Officer of TruGreen Landcare from July 1999 to July 2000; Executive Vice President/Chief Operating Officer of TruGreen Landscape Division from January 1999 to July 1999; and Senior Vice President-Operations of TruGreen Chemlawn from 1996 to 1999.

(4)

Steven L. Frey has been Vice President, General Counsel and Secretary of the Company since March 1, 1999. Prior to that time, he was in private practice from 1996 to 1999 with the law firm of Helfrey, Simon & Jones, P.C. He also served as Director of Legal and Regulatory Affairs for Sigma Chemical Company, a producer of chemical products, from 1993 to 1996.

(5)

Don W. Hubble joined the Company as Chairman, President and Chief Executive Officer on January 1, 1998. Mr. Hubble was President and a Director of National Service Industries, Inc., from 1994 to 1996 when that company manufactured lighting fixtures and commercial and custom envelopes, rented textiles and produced specialty chemicals. After Mr. Hubble’s departure from National Service Industries, Inc., its lighting fixture and specialty chemical businesses were later spun-off to form Acuity Brands, Inc. He also served as Chief Operating Officer of National Service Industries, Inc. from 1993 to 1996 and Executive Vice President from 1988 to 1994. From 1996 to 1997, Mr. Hubble served on the Board of Directors of eShare Communications, Inc. (formerly “eShare Technologies, Inc.”) and was active in business consulting.

(6)

Denis R. Raab has been a Vice President of the Company and President of the Life Uniform Business Segment since August 1999. Prior to that time, he was Vice President of Operations/Logistics of Highland Raab LLC, an e-commerce startup company, from 1998 to 1999, Vice President-Director of

Stores for Maurices, Inc., a specialty women’s and young men’s retailer, from 1997 to 1998 and General Manager of the St. Louis/Central Illinois region of Sears, Roebuck & Company, a department store chain, from 1993 to 1997.

(7)

James W. Shaffer has been Vice President and Treasurer of the Company since September 1999. He also served as Corporate Controller of the Company from May 1999 to September 1999. Prior to that time, he was Director of Financial Reporting and Tax for Edison Brothers Stores, Inc., a shoe and apparel retailer, from October 1995 to April 1999.

None of the executive officers of the Company are related to any director or other executive officer of the Company.

There are no arrangements or understandings between any executive officer of the Company or any other person pursuant to which such officer was selected.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock trades on the New York Stock Exchange under the symbol “AGL.” Set forth below are the high and low sale prices of the common stock and the dividends per share paid during each of the quarterly periods in the two-year period ended January 25, 2003.

	Year Ended January 25, 2003			Year Ended January 26, 2002
	High	Low	Dividend	High	Low	Dividend

First quarter	$17.48	$11.10	$0.08	$14.00	$8.50	$0.08
Second quarter	17.62	14.95	0.08	13.50	10.56	0.08
Third quarter	23.50	15.97	0.08	13.00	8.41	0.08
Fourth quarter	24.31	18.80	0.10	13.05	8.67	0.08

There were 1,188 shareholders of record as of March 31, 2003. The Company’s Board of Directors regularly reviews the dividends paid. There can be no assurance that dividends will be paid in the future because they are dependent on earnings, the financial condition of the Company and other factors.

Item 6. Selected Financial Data (Unaudited)

The following selected financial data is derived from the audited consolidated financial statements of the Company. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto of the Company included elsewhere in the Form 10-K.

For Years Ended (Dollars in thousands, except per share amounts)	January 25, 2003	January 26, 2002	January 27, 2001		January 29, 2000	January 30, 1999	January 31, 1998

OPERATIONS
Combined sales and revenues	$ 363,419	$ 350,063		$ 335,298	$ 335,441	$ 342,500	$ 371,350
Gross profit	102,368	91,299		86,953	83,967	89,126	89,283
Operating expenses and other, net,
excluding interest expense	84,788	79,137		74,320	72,158	68,301	68,451
Restructuring charge, net	(269)	2,982	(a)	—	—	—	14,684	(b)
Interest expense	2,563	7,390		8,085	8,593	9,658	10,605
Income (loss) from continuing operations
before income taxes	15,286	1,790		4,548	3,216	11,167	(4,457)
Provision (benefit) for income taxes	4,280	161		1,501	1,190	4,132	(1,783)
Income (loss) from continuing operations
before extraordinary item	11,006	1,629		3,047	2,026	7,035	(2,674)
Extraordinary loss, net of tax	(4,409)	—		—	—	—	—
Income (loss) from continuing operations	6,597	1,629		3,047	2,026	7,035	(2,674)
(Loss) income from operations of
discontinued segment, net of tax	—	(340)		3,539	3,248	1,857	(4,224)
Loss on disposal of discontinued segment,
net of tax	(6,662)	(23,998)		—	—	—	—
Net (loss) income	$ (65)	$ (22,709)		$ 6,586	$ 5,274	$ 8,892	$ (6,898)

PER SHARE DATA
Diluted income (loss) from continuing
operations before extraordinary item	$ 1.25	$ 0.19	(a)	$ 0.35	$ 0.23	$ 0.78	$ (0.29	)(b)
Diluted income (loss) from
continuing operations	0.75	0.19	(a)	0.35	0.23	0.78	(0.29	)(b)
Diluted (loss) income from discontinued
operations	(0.76)	(2.81)		0.41	0.38	0.21	(0.46	)(b)
Diluted net (loss) income	(0.01)	(2.62	)(a)	0.76	0.61	0.99	(0.75	)(b)
Cash dividends paid	0.34	0.32		0.48	0.96	0.96	0.96
Common shareholders’ equity	$ 16.00	$ 16.44		$ 19.24	$ 18.84	$ 19.12	$ 18.97

RATIOS AND PERCENTAGES
Current ratio
(current assets to current liabilities)	2.2 to 1	1.4 to 1		2.5 to 1	3.9 to 1	3.2 to 1	2.6 to 1
Total debt to total debt and equity	13.0%	33.9%		35.1%	35.8%	36.8%	42.2%
Gross profit margin	28.2%	26.1%		25.9%	25.0%	26.0%	24.0%
Effective tax rate (continuing operations)	28.0%	9.0%		33.0%	37.0%	37.0%	40.0%
Return on average shareholders’ equity	(0)%	(14.9)%		4.0%	3.2%	5.2%	(3.8)%
Return on average total assets	(0)%	(7.3)%		2.0%	1.6%	2.5%	(1.8)%

OTHER SELECTED DATA
Working capital	$ 61,297	$ 46,960		$ 124,449	$ 141,122	$ 136,071	$ 141,999
Additions to property and equipment, net	14,651	13,873		10,595	6,677	7,404	18,425
Depreciation and amortization	13,217	13,074		13,502	14,383	13,907	13,108
Cash flow from operating activities of
continuing operations	23,887	13,798		25,734	12,383	35,047	19,935
Long-term debt, including current maturities	20,811	72,414		88,804	90,942	96,751	100,029
Total assets	$ 228,284	$ 290,865		$ 330,255	$ 319,595	$ 339,090	$ 378,709
Average number of shares of Common
Stock outstanding	8,822,785	8,663,586		8,681,417	8,686,146	9,014,070	9,153,358
Approximate number of associates	5,400	7,100		7,600	8,100	8,600	9,400

(a)	Portion of $4,180 restructuring and other charges taken in fourth quarter of fiscal 2002. Effect on net income per share is a reduction of $.44.

(b)	Portion of $23,247 restructuring and other charges taken in third quarter of fiscal 1998. Effect on net income per share is a reduction of $1.57.

This information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ANALYSIS OF FISCAL 2003 CONTINUING OPERATIONS COMPARED TO 2002

Income from continuing operations before extraordinary item in fiscal 2003 of $11.0 million increased 575.6 percent from the prior year, on a 3.8 percent increase in combined sales and revenues to $363.4 million. On a per share basis, income from continuing operations before extraordinary item amounted to $1.27 ($1.25 diluted) in fiscal 2003 versus $.19 in fiscal 2002, an increase of 568.4 percent. Fiscal 2002 results included restructuring and other charges of $3.8 million after-tax or $.44 per share, discussed below and in Note 2. In fiscal 2003, both of the Company’s continuing business segments, Textile Services and Life Uniform, posted growth in sales and revenues as well as operating earnings increases.

As discussed in Note 3, the Company incurred an extraordinary loss of $4.4 million net of tax in the second quarter of fiscal 2003 as a result of a prepayment penalty paid in connection with the complete refinancing of the Company’s debt following the sale of the Manufacturing and Marketing segment. Including this extraordinary loss of $.51 per share ($.50 diluted), per share earnings from continuing operations were $.76 ($.75 diluted) compared with $.19 in fiscal 2002, an increase of 300.0 percent.

As discussed below and in Note 4, the Company recorded an after-tax loss of $6.7 million in fiscal 2003 on the disposal of the discontinued Manufacturing and Marketing segment, in addition to the $24.0 million loss on disposal in fiscal 2002. Combining continuing and discontinued operations and the extraordinary loss, the Company had a net loss of $.01 per share in fiscal 2003 compared with a net loss of $2.64 per share ($2.62 diluted) in fiscal 2002.

Revenues of the Textile Services segment in fiscal 2003 were $271.3 million, an increase of $12.2 million or 4.7 percent from the prior year. Net new business additions (new business installed less lost business) remained strong in fiscal 2003, although slightly below the record level in fiscal 2002. The sale of the Denver, Colorado plant in fiscal 2003 negatively affected revenues by $2.2 million, offset in part by an acquisition of selected assets and textile linen management services of a hospital-owned laundry in Macon, Georgia. Sales at Life Uniform increased 1.3 percent to $92.2 million from $91.0 million a year ago. Same-store sales increased 3.8 percent in fiscal 2003 compared with a 4.3 percent decrease in fiscal 2002, although the increase in the fourth quarter of fiscal 2003 was the smallest of the year at 1.9 percent amid softening retail demand. Sales from this segment’s catalogue and e-commerce distribution channels contributed an increase of 62.9 percent to $5.2 million. Life Uniform’s sales were negatively affected by approximately $5.0 million resulting from having 38 fewer stores in operation at the end of this year compared with last year.

Gross profit percentage of combined sales to revenues of 28.2 percent in fiscal 2003 was improved over the 26.1 percent in the prior year. In the Textile Services segment, gross margins benefited from excellent control of linen expense and other production costs, offset to some extent by significantly higher workers’ compensation costs. As a result of the gross margin and revenue improvements, operating earnings of this segment increased 16.9 percent in fiscal 2003. Fiscal 2003 earnings also included a gain on the sale of the Denver, Colorado plant of $.5 million reported in net other operating income. At Life Uniform, gross margins improved in both the stores and the catalogue/e-commerce operation. Operating earnings of this segment were $2.9 million in fiscal 2003 compared with an operating loss of $.8 million in fiscal 2002 (excluding restructuring and other charges), the result of the improved gross margins, closing of restructured and other unprofitable stores as well as the higher sales levels.

Selling, general and administrative expenses increased 8.7 percent in fiscal 2003, representing 23.3 percent of combined sales and revenues compared with 22.3 percent in fiscal 2002. The increase was due mainly to filling several new sales and administrative positions at Textile Services, higher incentive compensation as a result of improved operating results, and increased employee healthcare costs. Interest expense decreased $4.8 million in fiscal 2003 to $2.6 million resulting from the lower debt level and lower interest rates following the aforementioned debt refinancing. The effective tax rate on income from continuing operations of 28.0 percent in fiscal 2003 is higher than the 9.0 percent tax rate last year due to the impact of permanent differences on the relatively low level of income in fiscal 2002.

ANALYSIS OF FISCAL 2002 CONTINUING OPERATIONS COMPARED TO 2001

Combined sales and revenues in fiscal 2002 were $350.1 million, an increase of $14.8 million or 4.4 percent from the prior year. Textile Services segment revenues increased 6.8 percent, from $242.6 million to $259.1 million. For the second consecutive year, this segment generated a record amount of net new business additions. Sales at Life Uniform declined 1.8 percent, from $92.7 million to $91.0 million. Same-store sales in fiscal 2002 decreased by 4.3 percent, the result of a weak retail market during the last three quarters of the year. The largest sales decline occurred in the segment’s hospitality business, which the Company decided to exit as part of its restructuring plan. Sales in the catalogue and e-commerce distribution channels increased to $3.2 million in fiscal 2002 from $1.0 million in fiscal 2001, but the increase was more than offset by the decline in sales from the retail stores.

The gross profit percent to combined sales and revenues in fiscal 2002 was 26.1 percent, up slightly from 25.9 percent in the prior year. An increase in gross margins in the Textile Services segment more than offset a decrease in gross margins at Life Uniform. Gross margins in the Textile Services segment were positively affected by better pricing, continuing improvements in plant productivity and linen cost management and effective management of energy costs. As a result, earnings in this segment rose 29.0 percent in fiscal 2002 from the prior year. In the Life Uniform segment, gross margins and earnings were negatively affected by the restructuring and other charges discussed below. Excluding the restructuring charges, gross margins at Life Uniform were up slightly in fiscal 2002, and earnings for the segment declined from $2.5 million in fiscal 2001 to a loss of $.8 million in fiscal 2002.

Selling, general and administrative expenses increased $4.1 million or 5.6 percent in fiscal 2002 compared with fiscal 2001. This also represented an increase as a percentage of combined sales and revenues to 22.3 percent in fiscal 2002 from 22.0 percent in the prior year. The increase was due primarily to increased selling expenses and incentive compensation payments in the Textile Services segment and a full year of expenses relating to catalogue operations at Life Uniform in fiscal 2002. Interest expense decreased in fiscal 2002 to $7.4 million from $8.1 million in fiscal 2001 due to prepayment during the year of $25 million of debt that was originally due to be paid in December, 2001. The Company’s overall effective tax rate for fiscal 2002 was 36.0 percent compared with 37.0 percent in the prior year. The effective rate for continuing operations in fiscal 2002 was 9.0 percent due to the high amount of permanent differences in relation to the low level of income in that year. This compares with a rate of 33.0 percent for continuing operations in fiscal 2001.

FINANCIAL CONDITION

At the end of fiscal 2003, the Company had working capital of $61.3 million and a current ratio of 2.2 to 1 compared with $47.0 million and 1.4 to 1 at the end of fiscal 2002. Receivables increased $1.8 million in the year, although receivable days outstanding improved by three days from 46 to 43 following a six-day improvement in the prior year. Deferred income tax assets declined $9.6 million in fiscal 2003 due mainly to the reversal of temporary differences related to the loss on disposal of the discontinued Manufacturing and Marketing segment. The decrease in current liabilities in fiscal 2003 reflects the repayment of notes payable to insurance companies and bank debt in conjunction with the sale of the Manufacturing and Marketing segment, discussed further below. Other accrued liabilities decreased $9.6 million in fiscal 2003 due primarily to the payment of liabilities for severance, lease termination and closing costs associated with the sale of the Manufacturing and Marketing segment, and a reduction in income taxes payable due to the loss on disposal of the discontinued segment.

The Consolidated Balance Sheets as of January 25, 2003 and January 26, 2002 reflect the segregation of the net assets of the discontinued Manufacturing and Marketing segment at their estimated net realizable value. Net current assets of the discontinued segment consist primarily of accounts receivable and inventory. Net noncurrent assets of the discontinued segment, mostly property and equipment, were completely disposed of or written off as of January 25, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow provided by operating activities of continuing operations in fiscal 2003 was $23.9 million versus $13.8 million in the prior year. The increase was due in part to higher income from continuing operations and the reduction in deferred tax assets noted above. An increase in accounts payable and other accrued liabilities also provided cash flow of $2.8 million compared with a decrease or use of cash of $4.5 million last year, but was partially offset by the increase in receivables. Net cash used in investing activities of continuing operations increased $1.6 million to $16.0 million in fiscal 2003 resulting from Textile Services’ acquisition of assets of the hospital-owned laundry in Macon, Georgia, partially offset by proceeds from the sale of its Denver, Colorado plant. The $35.2 million increase in cash flow used in financing activities of continuing operations in fiscal 2003 reflects the complete refinancing of the Company’s debt discussed below. Cash provided by discontinued operations of $45.2 million in fiscal 2003 reflects the net proceeds from the liquidation of assets of the Manufacturing and Marketing segment, primarily inventory, less payment of certain sale-related liabilities.

Due to the writedown of assets and related loss on disposal of the Manufacturing and Marketing segment recorded in the fourth quarter of fiscal 2002, the Company was not in compliance with a minimum net worth covenant contained in a loan agreement at that time. As a result, all of the notes to insurance companies and bank were reclassified to current liabilities as of January 26, 2002. In the first quarter of fiscal 2003, temporary waivers of the covenant violation were received from the affected lenders. In the second quarter of fiscal 2003, the Company repaid $54.4 million of existing debt (plus a prepayment penalty of $6.7 million) using proceeds from the sale of the Manufacturing and Marketing segment and $22.5 million of borrowings from a new $70.0 million unsecured revolving credit facility with three banks. As a result of the refinancing, the Company significantly reduced its cost of borrowing to rates less than half of those previously, and lowered the ratio of total debt to total capitalization to 13.0 percent as of January 25, 2003 from 33.9 percent a year earlier. The unused portion of the credit line is expected to be utilized to fund growth in continuing operations, including acquisitions, and for working capital needs.

Management believes that the Company’s financial condition is such that internal and external resources are sufficient and available to satisfy the Company’s present and future requirements for debt service, capital expenditures, acquisitions, dividends and working capital.

DISCONTINUED OPERATIONS

In January 2002, the Company’s Board of Directors approved a plan to discontinue the Manufacturing and Marketing segment. At that time, the assets of the segment were written down and a net loss on disposal of $24.0 million was recorded based on the estimated net realizable value from the pending sale of the business, as well as estimates of the cost of disposal and transition. During fiscal 2003, the sale and transition of the business to the buyers was completed and the assets of the segment were substantially liquidated. An additional after-tax loss on disposal of $6.7 million was recorded in fiscal 2003 to reflect the actual value received upon ultimate disposition of the segment’s assets, including actual costs of disposition and transition. Of this amount, $6.1 million was due to a reduction in the value of the inventories realized. As of January 25, 2003, the remaining assets of the segment of $2.2 million, primarily accounts receivable and inventory, are expected to be fully realized in fiscal 2004.

Operating results of the Manufacturing and Marketing segment prior to its discontinuation are included in the Consolidated Statements of Income as net (loss) income from operations of discontinued segment for all periods presented. This business was adversely affected in fiscal 2002 by weakness in the economy during the year and by the aftermath of the September 2001 terrorist attacks on sales to certain market segments, such as lodging, food service, gaming and recreation.

RESTRUCTURING ACTIVITIES

In the fourth quarter of fiscal 2002, the Company developed plans to close 27 underperforming stores which collectively lost $.9 million in fiscal 2002 and exit the hospitality line of business in the Life Uniform segment. At that time, the Company recorded restructuring and other charges of $4.2 million before tax relating to these activities. During fiscal 2003, the Company closed 25 of the 27 Life Uniform stores included in the plan of restructuring and liquidated the hospitality (non-healthcare) line of inventory. In the fourth quarter of fiscal 2003, Management decided that the remaining two stores included in the restructuring plan would not be closed, and reversed $.3 million of the restructuring charge related to these two stores. As of January 25, 2003, there was $1.3 million of restructuring reserve remaining for lease termination costs that are being negotiated for 14 of the Life Uniform stores closed in fiscal 2003. Although Management believes the remaining restructuring reserve is adequate, there is a risk that the Company will be unable to terminate the leases of the closed stores for the amounts reserved, which could result in additional costs.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are more fully described in Note 1 to the consolidated financial statements. Certain of these policies as discussed below require the application of significant judgment by Management in selecting appropriate assumptions for calculating amounts to record in the consolidated financial statements. By their nature, these judgments are subject to an inherent degree of uncertainty.

Inventories and Linens in Service

Substantially all of the Company’s inventories are finished goods held for resale in Life Uniform’s retail stores and catalogue/e-commerce operation. These inventories are stated at the lower of the Company’s cost or fair market value, net of a reserve for inventory shrinkage based upon a percentage of sales. Inventory costs are determined principally by the use of the retail inventory method. Linens in service represent the unamortized cost of textile and linen products purchased for service in the Textile Services segment. Linens in service are amortized on a straight-line basis over their expected useful lives of one to two years.

Self-Insurance Liabilities

The Company self-insures liabilities for non-union employee medical coverage and liabilities for casualty insurance claims, including workers’ compensation, general liability and vehicle liability, up to certain levels. The Company purchases insurance coverage for large claims over the self-insured retention levels. In fiscal 2000, the Company negotiated a buyout of all casualty claims occurring prior to February 1, 1999. The liability for casualty claims as of January 25, 2003 includes losses for claims that occurred since the buyout date. Self-insurance liabilities are developed using actuarial methods and historical data for payment patterns, cost trends and other relevant factors. While Management believes that the recorded liabilities for casualty and employee medical claims as of January 25, 2003 are adequate, and that appropriate judgment has been applied in determining the estimates, such estimated liabilities could differ materially from actual liabilities resulting from the ultimate disposition of the claims.

Deferred Income Taxes

The Company recognizes deferred income tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of the assets and liabilities. Balances in the deferred income tax accounts are regularly reviewed for adequacy and recoverability by analyzing the expected income necessary to realize the deferred assets, the anticipated tax rates applicable when the deferred items are expected to be recognized and the ability to utilize carryforward items. It is Management’s opinion that adequate provisions for income taxes have been made for all periods presented, that all deferred tax assets will be fully recovered and that no valuation allowance is required.

Loss on Early Extinguishment of Debt

As explained above and in Note 3, the Company incurred a loss on early extinguishment of debt in fiscal 2003 in connection with the complete refinancing of the Company’s debt following the sale of the Manufacturing and Marketing segment. In accordance with SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” the loss has been treated as an extraordinary item. In April 2002, SFAS No. 4 was rescinded by the issuance of SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Under SFAS No. 145, which is effective for financial statements issued for years beginning after May 15, 2002, the loss on early extinguishment of debt will not be afforded extraordinary treatment, and accordingly, fiscal 2003 results will be restated to reflect this change upon adoption of SFAS No. 145 in fiscal 2004.

Stock-Based Compensation

The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for the issuance of stock options to employees and directors. Under SFAS No. 123, “Accounting for Stock-Based Compensation,” companies are encouraged but not required to adopt a fair-value based method to recognize compensation expense of equity instruments awarded to employees. Had the Company recorded compensation expense for stock options issued consistent with SFAS No. 123, the Company’s net income and earnings per share would approximate the pro forma amounts disclosed in Note 12.

FORWARD-LOOKING STATEMENTS

Any forward-looking statements made in this report reflect the Company’s current views with respect to future events and financial performance and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that may cause actual results to differ materially from those set forth in these statements. These potential risks and uncertainties include, but are not limited to, competitive and general economic conditions, the ability to retain current customers and to add new customers in competitive market environments, competitive pricing in the marketplace, delays in the shipment of orders, availability of labor at appropriate rates, availability and cost of energy and water supplies, the cost of workers’ compensation and healthcare benefits, the ability to attract and retain key personnel, actual charges to the restructuring reserve significantly different from estimated charges, unusual or unexpected cash needs for operations or capital transactions, the ability to obtain financing in required amounts and at appropriate rates, and other factors which may be identified in the Company’s filings with the Securities and Exchange Commission.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to commodity price risk related to the use of natural gas in laundry plants of the Textile Services segment. The total cost of natural gas in fiscal 2003 was $8.6 million. To minimize price risk due to market fluctuations, the Company has entered into fixed-price contracts for approximately 55% of the segment’s estimated natural gas purchase requirements in the next 12 months. A hypothetical 10% increase in the cost of natural gas not covered by these contracts would result in a reduction of approximately $386,000 in annual pretax earnings.

The Company’s exposure to interest rate risk relates primarily to its new debt obligations entered into in the second quarter of fiscal 2003. As discussed in Item 7 above, the Company refinanced its existing debt in part by borrowing $22.5 million from a new $70 million revolving credit facility with three banks. Amounts borrowed under the credit facility bear interest at a rate equal to either (i) LIBOR plus a margin or (ii) a “base rate,” defined as the higher of the federal funds rate plus .50% or the prime rate. The margin is based on the Company’s ratio of “funded debt” to “EBITDA,” as each is defined in the Loan Agreement. As of January 25, 2003, there was $20 million of outstanding debt under the credit facility with an interest rate of LIBOR plus 1% (2.4375% as of January 25, 2003). To mitigate the exposure from variable-rate debt, the Company entered into an interest-rate swap agreement with one of its lenders effective September 9, 2002. The swap agreement fixes the variable portion of the interest rate at 3.58% on $10 million of the outstanding debt under the line of credit until termination on May 30, 2007. A hypothetical increase of 100 basis points in short-term interest rates applicable to the outstanding debt not covered by the interest-rate swap agreement would result in a reduction of approximately $100,000 in annual pretax earnings.

Item 8. Financial Statements and Supplementary Data

The financial statements and financial statement schedule listed in Item 15(a) of this Form 10-K are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Information with respect to changes in accountants under the caption “Independent Public Accountants” on pages 13 and 14 of the Company’s Proxy Statement dated April 23, 2003 for the Annual Meeting of Shareholders to be held on May 28, 2003 (hereinafter “proxy statement”) is incorporated herein by reference.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information with respect to directors of the Company under the captions “Election of Directors” on pages 5 through 8, “Section 16(a) Beneficial Ownership Reporting Compliance” on page 13, and “Compensation Committee Interlocks” on page 18 of the Company’s proxy statement is incorporated herein by reference. Information with respect to executive officers of the Company appears in Item 4A of this Form 10-K.

The Company has adopted a Code of Conduct and Ethics for its senior executive and financial officers pursuant to Section 406 of the Sarbanes-Oxley Act of 2002. The Company will post this Code, as well as any waivers or changes to the Code, on its web site, www.angelica.com.

Item 11. Executive Compensation

Information with respect to executive compensation under the captions “Director Compensation” on pages 10 and 11, “Compensation and Organization Committee Report on Executive Compensation” on pages 16 through 18, “Summary Compensation Table” on pages 19 and 20, “Employment Contracts and Termination of Employment and Change-In-Control Arrangements” on pages 20 and 21, “Retirement Plans” on pages 21 and 22, and “Stock Options” on pages 22 through 24 of the Company’s proxy statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information with respect to security ownership of certain beneficial owners and management under the captions “Stock Ownership of Certain Beneficial Owners” and “Stock Ownership of Management” on pages 11 and 12 of the Company’s proxy statement is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of the fiscal year ended January 25, 2003 with respect to the shares of common stock that may be issued under our existing equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	761,300		$13.35	467,331	(1)

Equity compensation plans not approved by security holders	100,000	(2)	21.94	—

Total	861,300		$14.35	467,331	(1)

(1)

Includes 211,512 shares available for issuance under the Stock Bonus and Incentive Plan as of fiscal year ended January 25, 2003. The plan terminated on April 1, 2003 and no shares are available for further issuance under that plan.

(2)

On January 2, 1998, the Company made a one-time grant of 100,000 stock options to Don W. Hubble at an exercise price of $21.9375 in order to induce Mr. Hubble to become the Chairman, President and Chief Executive Officer of the Company. These options were granted under a non-qualified stock option agreement upon substantially similar terms to grants made to other officers and Company employees under the Angelica

Corporation 1999 Performance Plan, which plan was approved by the shareholders. Mr. Hubble has since become fully vested in each of these options.

On January 1, 1991, the Company established the Angelica Corporation Stock Award Plan in order to recognize key employees. Our Chief Executive Officer administers the Stock Award Plan and may award up to an aggregate of 3,000 shares of our common stock per fiscal year under the Plan. Any employee, except our Chief Executive Officer, is eligible to receive awards under the Plan, upon nomination by the Chief Executive of the Company, or the President of any subsidiary or operating division. Our Board may, in its sole discretion, terminate or amend the Plan at any time.

Item 13. Certain Relationships and Related Transactions

Not Applicable.

Item 14. Controls and Procedures

(a)

The Company maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of the consolidated financial statements and other disclosures included in this report. The Company’s Board of Directors, operating through its audit committee which is composed entirely of independent outside directors, provides oversight to the financial reporting process.

Within the 90-day period preceding the date of this report, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in the Securities Exchange Act of 1934, as amended. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities in a timely manner, particularly during the period evaluated by those officers.

(b)

There have been no significant changes in internal controls or in the other factors that could significantly affect internal controls subsequent to the date of this most recent evaluation, nor were any corrective actions required with regard to significant deficiencies and material weaknesses. It should be noted that any system of internal controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any internal control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all future conditions, regardless of how remote.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Document List

	1.	Financial Statements		Page

The following financial statements are attached hereto and incorporated by reference in Item 8 above:

		(i)	Report of Independent Public Accountants	F-1 - F-2

		(ii)	Consolidated Statements of Income - Years ended January 25, 2003, January 26, 2002 and January 27, 2001	F-3

		(iii)	Consolidated Balance Sheets - January 25, 2003 and January 26, 2002	F-4

		(iv)	Consolidated Statements of Shareholders’ Equity - Years ended January 25, 2003, January 26, 2002 and January 27, 2001	F-5

		(v)	Consolidated Statements of Cash Flows - Years ended January 25, 2003, January 26, 2002 and January 27, 2001	F-6

		(vi)	Notes to Consolidated Financial Statements	F-7 - F-24

	2.	Financial Statement Schedule

		(i)	The following financial statement schedule appears on page S-2 of this Form 10-K:

Schedule II - Valuation and Qualifying Accounts - For the Three Years Ended January 25, 2003

All other schedules are not submitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto.

		(ii)	Report of Independent Public Accountants on Schedule II appears on page S-1 of this Form 10-K.

	3.	Exhibits

See Exhibit Index for a list of all management contracts, compensatory plans and arrangements required by this item (Exhibit Nos. 10.1 through 10.30) and all other exhibits filed or incorporated by reference as a part of this report.

(b)	Reports on Form 8-K

The Registrant furnished a report on Form 8-K under Item 9 on November 22, 2002 in which it furnished the Quarterly Report to Shareholders dated November 14, 2002 (mailed to shareholders on November 22, 2002), pursuant to Regulation FD.

(c)	See Exhibit Index.

(d)	See Item 15(a)2(i) above.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Angelica Corporation:

We have audited the accompanying consolidated balance sheet of Angelica Corporation and subsidiaries (the “Company”) as of January 25, 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended. Our audit also included the 2003 financial statement schedules listed in the Index at Item 15(a)2(i). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. The consolidated financial statements and financial statement schedule of Angelica Corporation and subsidiaries as of January 26, 2002 and the years ended January 26, 2002 and January 27, 2001 (fiscal 2002 and 2001, respectively), before the inclusion of the disclosures discussed in Note 5 to the financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and stated that such 2002 and 2001 financial statement schedules, when considered in relation to the 2002 and 2001 basic financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein, in their reports dated March 21, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the fiscal 2003 consolidated financial statements present fairly, in all material respects, the consolidated financial position of Angelica Corporation and subsidiaries at January 25, 2003, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2003 financial statement schedule, when considered in relation to the 2003 basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in the notes to the consolidated financial statements, effective January 27, 2002, the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standard (Statement) No. 142, “Goodwill and Other Intangible Assets.”

As discussed above, the consolidated financial statements of Angelica Corporation and subsidiaries as of January 26, 2002, and for the two years then ended, were audited by other auditors who have ceased operations. As described in Note 5, these financial statements have been revised to include the transitional disclosures required by Statement No. 142, which was adopted by the Company as of January 27, 2002. Our audit procedures with respect to the disclosure in Note 5 with respect to fiscal 2002 and 2001 included (i) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill as a result of initially applying Statement No. 142 (including any related tax effects) to the Company’s underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings per share amounts. In our opinion, the disclosures for fiscal 2002 and fiscal 2001 in Note 5 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2002 and 2001 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2002 and 2001 financial statements taken as a whole.

/s/ DELOITTE & TOUCHE LLP
St. Louis, Missouri
March 13, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

[The following report is a copy of a report previously issued by Arthur Andersen LLP in connection with the Company’s Annual Report to Shareholders for the year ended January 26, 2002. This opinion has not been reissued by Arthur Andersen LLP, which has ceased operations. In fiscal 2003, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” As described in Note 5, the Company has presented the transitional disclosures for fiscal 2002 and 2001 required by SFAS No. 142. The Arthur Andersen LLP report does not extend to these transitional disclosures. These disclosures are reported on by Deloitte & Touche LLP as stated in their report appearing on page F-1.]

To Angelica Corporation:

We have audited the accompanying consolidated balance sheets of Angelica Corporation (a Missouri corporation) and subsidiaries as of January 26, 2002 and January 27, 2001, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended January 26, 2002. These financial statements are the responsibility of the Company’s Management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ ARTHUR ANDERSEN LLP
ARTHUR ANDERSEN LLP
St. Louis, Missouri
March 21, 2002

CONSOLIDATED STATEMENTS OF INCOME
Angelica Corporation and Subsidiaries

For Years Ended (Dollars in thousands, except per share amounts)	January 25, 2003	January 26, 2002	January 27, 2001

CONTINUING OPERATIONS:
Textile service revenues	$271,250	$259,078	$242,623
Net retail sales	92,169	90,985	92,675

Combined sales and revenues	363,419	350,063	335,298

Cost of textile services	218,858	212,984	203,042
Cost of goods sold (Note 2)	42,193	45,780	45,303

Combined cost of textile services and goods sold	261,051	258,764	248,345

Gross profit	102,368	91,299	86,953

Selling, general and administrative expenses	84,841	78,065	73,921
Restructuring charge, net (Note 2)	(269)	2,982	—
Other operating (income) expense, net	(53)	1,072	399
Interest expense	2,563	7,390	8,085

	87,082	89,509	82,405

Income from continuing operations before income taxes	15,286	1,790	4,548
Provision for income taxes	4,280	161	1,501

Income from continuing operations before extraordinary item	11,006	1,629	3,047
Extraordinary loss on early extinguishment of debt,
net of tax (Note 3)	(4,409)	—	—

Income from continuing operations	6,597	1,629	3,047

DISCONTINUED OPERATIONS (NOTE 4):
(Loss) income from operations of discontinued segment,
net of tax	—	(340)	3,539
Loss on disposal of discontinued segment, net of tax	(6,662)	(23,998)	—

(Loss) income from discontinued operations	(6,662)	(24,338)	3,539

Net (loss) income	$(65)	$(22,709)	$6,586

BASIC EARNINGS (LOSS) PER SHARE (NOTE 13):
Income from continuing operations before extraordinary item	$1.27	$0.19	$0.35
Extraordinary loss	(0.51)	—	—

Income from continuing operations	0.76	0.19	0.35
(Loss) income from discontinued operations	(0.77)	(2.83)	0.41

Net (loss) income	$(0.01)	$(2.64)	$0.76

DILUTED EARNINGS (LOSS) PER SHARE (NOTE 13):
Income from continuing operations before extraordinary item	$1.25	$0.19	$0.35
Extraordinary loss	(0.50)	—	—

Income from continuing operations	0.75	0.19	0.35
(Loss) income from discontinued operations	(0.76)	(2.81)	0.41

Net (loss) income	$(0.01)	$(2.62)	$0.76

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Angelica Corporation and Subsidiaries

For Years Ended (Dollars in thousands)	January 25, 2003	January 26, 2002

ASSETS
Current Assets:
Cash and short-term investments	$18,166	$18,742
Receivables, less reserves of $724 and $1,306	35,316	33,536
Inventories	13,395	14,435
Linens in service	32,520	32,196
Prepaid expenses and other current assets	5,223	2,968
Deferred income taxes	6,110	16,478
Net current assets of discontinued segment (Note 4)	2,162	61,774

Total Current Assets	112,892	180,129

Property and Equipment:
Land	6,044	5,449
Buildings and leasehold improvements	61,582	59,446
Machinery and equipment	109,714	109,101
Capitalized leased property	897	897

	178,237	174,893
Less—reserve for depreciation	99,684	98,208

Total Property and Equipment	78,553	76,685

Other:
Goodwill	4,256	4,294
Other acquired assets	2,146	1,553
Cash surrender value of life insurance	27,576	25,349
Deferred income taxes	1,405	654
Miscellaneous	1,456	365
Net noncurrent assets of discontinued segment (Note 4)	—	1,836

Total Other Assets	36,839	34,051

Total Assets	$228,284	$290,865

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt (Note 7)	$237	$71,602
Accounts payable	21,740	19,208
Accrued wages and other compensation	9,300	10,716
Other accrued liabilities	20,318	29,893

Total Current Liabilities	51,595	131,419

Long-Term Debt, less current maturities (Note 7)	20,574	812

Other:
Deferred compensation and pension liabilities	15,861	14,633
Other long-term liabilities	594	2,497

Total Other Liabilities	16,455	17,130

Shareholders’ Equity:
Common Stock, $1 par value, authorized 20,000,000
shares, issued: 9,471,538 shares	9,472	9,472
Capital surplus	4,481	4,200
Retained earnings	137,548	142,188
Accumulated other comprehensive (loss) income	(511)	—
Common Stock in treasury, at cost: 741,755 and 863,329 shares	(11,330)	(14,356)

Total Shareholders’ Equity	139,660	141,504

Total Liabilities and Shareholders’ Equity	$228,284	$290,865

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Angelica Corporation and Subsidiaries

For Years Ended (Dollars in thousands)	January 25, 2003	January 26, 2002	January 27, 2001

COMMON STOCK ($1 PAR VALUE)
Balance beginning of year	$9,472	$9,472	$9,472

Balance end of year	$9,472	$9,472	$9,472

CAPITAL SURPLUS
Balance beginning of year	$4,200	$4,196	$4,196
Tax benefit of stock options exercised	281	4	—

Balance end of year	$4,481	$4,200	$4,196

RETAINED EARNINGS
Balance beginning of year	$142,188	$168,677	$166,574
Net (loss) income	(65)	(22,709)	6,586
Cash dividends	(2,947)	(2,751)	(4,155)
Treasury stock reissued	(1,628)	(1,029)	(328)

Balance end of year	$137,548	$142,188	$168,677

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Balance beginning of year	$—	$(1,980)	$(1,699)
Change in fair value of interest-rate swap (Note 8)	(170)	—	—
Other changes during year	(341)	(285)	(281)
Effect of discontinued operations (Note 4)	—	2,265	—

Balance end of year	$(511)	$—	$(1,980)

COMMON STOCK IN TREASURY, AT COST
Balance beginning of year	$(14,356)	$(16,046)	$(15,131)
Treasury stock purchased	—	—	(1,287)
Treasury stock reissued	3,026	1,690	372

Balance end of year	$(11,330)	$(14,356)	$(16,046)

SHAREHOLDERS’ EQUITY, END OF YEAR	$139,660	$141,504	$164,319

COMPREHENSIVE (LOSS) INCOME
Net (loss) income	$(65)	$(22,709)	$6,586
Change in fair value of interest-rate swap, net of taxes of $90:
Unrealized losses deferred during year	(220)	—	—
Realized losses reclassified to net (loss) income during year	50	—	—
Minimum pension liability adjustment, net of tax	(341)	—	—
Change in cumulative translation adjustment	—	(285)	(281)
Effect of discontinued operations (Note 4)	—	2,265	—

Total Comprehensive (Loss) Income	$(576)	$(20,729)	$6,305

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Angelica Corporation and Subsidiaries

For Years Ended (Dollars in thousands)	January 25, 2003	January 26, 2002	January 27, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations before extraordinary item	$11,006	$1,629	$3,047
Extraordinary loss, net of tax	(4,409)	—	—

Income from continuing operations	6,597	1,629	3,047
Non-cash items included in income from continuing operations:
Depreciation	12,480	11,100	11,267
Amortization	737	1,974	2,235
Restructuring charge, net (Note 2)	(269)	4,180	—
Cash surrender value of life insurance	(2,227)	(2,721)	(1,674)
Change in working capital components of continuing
operations, net of businesses acquired/disposed of:
Receivables, net	(2,044)	2,535	1,899
Inventories and linens in service	1,511	1,835	9
Prepaid expenses and other current assets	720	1,014	(1,148)
Accounts payable	2,154	(6,908)	3,384
Compensation and other accruals	674	2,369	4,508
Income taxes	1,526	(4,686)	575
Utilization of restructuring reserves (Note 2)	(803)	—	—
Other, net	2,831	1,477	1,632

Net cash provided by operating activities of continuing operations	23,887	13,798	25,734

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property and equipment, net	(14,651)	(13,873)	(10,595)
Cost of businesses acquired	(3,279)	(785)	—
Disposition of businesses and property	1,971	302	1,874

Net cash used in investing activities of continuing operations	(15,959)	(14,356)	(8,721)

CASH FLOWS FROM FINANCING ACTIVITIES
Long-term debt repayments on refinancing and revolving debt	(140,103)	(28,390)	(1,789)
Borrowings of long-term revolving debt	88,500	12,000	—
Debt issuance costs	(794)	—	—
Repurchase of stock	—	—	(1,287)
Dividends paid	(2,947)	(2,751)	(4,155)
Treasury stock reissued	1,679	665	44

Net cash used in financing activities of continuing operations	(53,665)	(18,476)	(7,187)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Net cash provided by (used in) discontinued operations	45,161	17,465	(5,166)

Net (decrease) increase in cash and short-term investments	(576)	(1,569)	4,660
Cash and short-term investments at beginning of year	18,742	20,311	15,651

Cash and short-term investments at end of year	$18,166	$18,742	$20,311

Supplemental cash flow information:
Income taxes (refunded) paid	$(3,500)	$4,438	$3,508
Interest paid, net of amounts capitalized	$3,850	$7,688	$7,767

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Angelica Corporation and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
The Company provides textile rental and linen management services principally to healthcare institutions, and to a limited extent to hotels, motels and restaurants, in or near major metropolitan areas in the United States. The Company also operates a national chain of retail healthcare uniform and shoe stores primarily for nurses and other healthcare professionals with a fully-integrated catalogue and e-commerce operation.

In January 2002, the Company’s Board of Directors approved a plan to discontinue the Manufacturing and Marketing segment, as discussed in Note 4, Discontinued Operations.

Principles of Consolidation
All subsidiaries are wholly-owned and are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition
Textile service revenues are recognized at the time the service is provided to the customer. Net retail sales are recognized at the time the merchandise is shipped to or picked up by the customer. Returned products are estimated based on historical returns and are accrued as a reduction of sales and cost of sales at the time of the original sale. Volume-based rebates paid to customers are recorded as a reduction of textile service revenues at the time the related revenue is earned.

Reclassifications
Certain amounts in prior years have been reclassified to conform to current year presentation.

Use of Estimates
These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which required the use of certain estimates by Management in determining the Company’s assets, liabilities, revenues and expenses. Actual results may vary from these estimates.

Cash Equivalents
The Company considers short-term, highly-liquid investments (securities with an original maturity date of less than three months) as cash equivalents.

Inventories
Inventory costs are determined principally by the use of the retail inventory method, and are stated at the lower of cost or market. Substantially all of the Company’s inventories are finished goods.

Linens in Service
Linens in service are stated at depreciated cost and amortized over their expected useful lives of one to two years.

Property and Equipment
Property and equipment are stated at cost. Renewals and betterments are capitalized. Property and equipment are depreciated over their expected useful lives (buildings – 15 to 40 years; machinery and equipment – three to 10 years). Depreciation is computed principally on the straight-line method. Leasehold improvements are amortized using the straight-line method over the lesser of their useful lives or lease terms.

Long-Lived Assets
The Company considers the possible impairment of its long-lived assets, excluding goodwill, whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically assesses the carrying value of its long-lived assets by reviewing the current and projected cash flows of the property and recognizes impairment losses if it is determined that the carrying values are not recoverable.

Other Acquired Assets
Other acquired assets, consisting of customer contracts and non-competition agreements, are being amortized on the straight-line basis generally over periods of three to seven years.

Self-Insurance Programs
The Company is self-insured up to certain levels for workers’ compensation, general liability and vehicle liability coverages after February 1, 1999. Provision for losses relating to these programs are recorded based on estimates for claims incurred using actuarial analyses. The estimated liabilities for these programs recorded in other accrued liabilities were $12,754,000 and $12,510,000 at January 25, 2003 and January 26, 2002, respectively. In addition, the Company is primarily self-insured for non-union employee medical coverage. The liability is determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. The amounts included in accounts payable for this liability at January 25, 2003 and January 26, 2002 were $1,835,000 and $2,100,000, respectively.

Income Taxes
The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which utilizes the liability method. Under this method, deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.

Stock-Based Compensation Plans
The Company applies the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related interpretations to account for its employee stock option plans. As a consequence, compensation expense is not recorded by the Company for the issuance of stock options.

Foreign Currency Translation
The Company accounts for foreign currency translation in accordance with SFAS No. 52, “Foreign Currency Translation.” The cumulative effect of this method is reflected as accumulated other comprehensive income in shareholders’ equity. In fiscal 2002, as part of the disposal of the Manufacturing and Marketing segment, the accumulated other comprehensive income related to foreign currency translation was reversed.

Earnings Per Share
Basic earnings per share is computed by dividing net income available to Common shareholders by the weighted average number of shares of Common Stock outstanding during the year. Diluted earnings per share is computed by dividing net income available to Common shareholders by the weighted average number of Common and Common equivalent shares outstanding using the treasury stock method.

Advertising Expense
Advertising expense, including cost of catalogues, charged to continuing operations in fiscal years 2003, 2002 and 2001 totaled $3,095,000, $3,343,000 and $3,465,000, respectively.

New Accounting Pronouncements
In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires that the purchase method of accounting be used and governs the initial recognition and measurement of intangible assets acquired in business combinations initiated after June 30, 2001. The Company has adopted SFAS No. 141 for all acquisitions consummated subsequent to June 30, 2001.

In June 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill recorded as of June 30, 2001 is no longer amortized effective with the date of adoption, which is January 27, 2002 for the Company. Additionally, any goodwill recognized from a business combination completed after June 30, 2001 will not be amortized. Instead, goodwill will be tested for impairment as of the date of adoption and at least annually thereafter using a fair-value based analysis. The Company’s initial impairment test as of January 27, 2002 and annual impairment test as of October 26, 2002 indicated there was no impairment of goodwill. See Note 5.

The FASB also issued SFAS No. 143, “Accounting for Asset Retirement Obligations” in June 2001. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective in fiscal 2004. Adoption of SFAS No. 143 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS No. 144 establishes the accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and the disposal of segments of a business. The Company adopted this statement effective January 27, 2002, and the adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement rescinds, updates, clarifies and simplifies existing accounting pronouncements. Among other things, the statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Under SFAS No. 145, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 145 is effective for financial statements issued for years beginning after May 15, 2002. As of January 25, 2003, the Company had not yet adopted SFAS No. 145. See Note 3.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires the recording of costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. The requirements of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Previously issued financial statements will not be restated.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which is required to be adopted in fiscal years beginning after December 15, 2002. This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

In November 2002, the FASB issued Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 for the year ended January 25, 2003 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Effective November 22, 2002, the Emerging Issues Task Force (EITF) reached a consensus regarding EITF Issue No. 02-16, “Accounting by a Customer, Including a Reseller, for Cash Consideration Received from a Vendor.” This consensus requires that payments from a vendor be classified as a reduction to the price of the vendor’s goods and taken as a reduction to cost of sales unless the payments are (i) reimbursements for costs incurred to sell the product or (ii) payments for assets or services provided. The consensus also requires that payments from a vendor be recognized as a reduction to cost of sales on a rational and systematic basis. This consensus is effective for the Company beginning January 1, 2003. The Company currently recognizes vendor payments as a reduction to cost of sales on a rational and systematic basis and no change will be required by the Company in adopting this consensus, thereby having no material impact on the Company’s consolidated financial position, results of operations or cash flows.

2. RESTRUCTURING ACTIVITIES

In the fourth quarter of fiscal 2002, the Company recorded restructuring and other charges of $4,180,000 ($3,804,000 after-tax or $.44 per basic and diluted share) related primarily to the closing of certain retail stores and the liquidation of non-healthcare inventory in the Life Uniform segment. These charges consisted of inventory writedowns of $1,198,000 included in cost of goods sold and other charges totaling $2,982,000 included in restructuring charge, net. The other charges included an accrual for lease termination costs of $2,263,000 and writedowns of fixed assets and other assets totaling $719,000.

In fiscal 2003, the Company closed 25 of the 27 Life Uniform stores included in the plan of restructuring adopted in fiscal 2002. All of the inventory related to these 25 stores was disposed of or written off in fiscal 2003. Also in fiscal 2003, a total of $1,450,000 was charged to the restructuring reserve, representing $803,000 of lease termination costs and $647,000 to write off the net book value of the assets in closed stores. In the fourth quarter of fiscal 2003, Management decided that two stores that were included in the restructuring plan would not be closed. Consequently, the Company reversed $269,000 of the restructuring charge related to these two stores, representing $204,000 of lease termination accruals and $65,000 to write down the net book value of assets. As of January 25, 2003, the remaining restructuring reserve of $1,263,000, primarily for estimated lease termination costs, is expected to be utilized in fiscal 2004.

3. EXTRAORDINARY ITEM

During the second quarter of fiscal 2003, the Company incurred a loss on early extinguishment of debt of $6,783,000 ($4,409,000 net of tax). The loss was due to a prepayment penalty of $6,684,000 paid to lenders in connection with the complete refinancing of the Company’s debt following the sale of the Manufacturing and Marketing segment (plus the writeoff of unamortized loan fees of $99,000). In accordance with SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” the loss has been treated as an extraordinary item. Under SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections,” effective in fiscal 2004, the loss on early extinguishment of debt will not be treated as an extraordinary item, and accordingly, results will be restated at that time to reflect this change in accounting treatment.

4. DISCONTINUED OPERATIONS

In January 2002, the Company announced plans to dispose of its Manufacturing and Marketing business. Consequently, the Manufacturing and Marketing segment was accounted for as a discontinued operation as of January 26, 2002; and, accordingly, its operating results and net assets are segregated in the Company’s consolidated financial statements and related notes for all periods presented. The sale of certain assets of this segment’s non-healthcare business to Cintas Corporation closed on April 19, 2002, and the sale of certain assets of the healthcare business to Medline Industries closed on May 17, 2002.

The consolidated balance sheets as of January 25, 2003 and January 26, 2002 reflect the segregation of the net assets of the discontinued Manufacturing and Marketing segment and writedown of those assets to their estimated net realizable value, as well as estimates of the costs of disposal and transition, summarized as follows:

(Dollars in thousands)	2003	2002

Writedown of assets to estimated net realizable value	$7,657	$23,365
Net curtailment gain in pension plan	175	(1,358)
Other costs of disposal, including operating losses during phase-out period	2,418	14,727
Tax benefit of disposal	(3,588)	(12,736)

Loss on disposal of discontinued segment, net of tax	$6,662	$23,998

The additional loss on disposal of the Manufacturing and Marketing segment recorded in fiscal 2003 was due primarily to a reduction in the value of the inventories realized through transition and disposition of the business. The loss on disposal in fiscal 2002 included an estimated curtailment gain in the defined benefit pension plan due to the reduction of a significant portion of the workforce. The estimated gain was adjusted in fiscal 2003 to the actual gain of $1,183,000.

The net current assets of the discontinued segment of $2,162,000 at January 25, 2003 are primarily accounts receivable and inventory. Net noncurrent assets were completely disposed of or written off as of January 25, 2003.

Operating results for the Manufacturing and Marketing segment are included in the Consolidated Statements of Income as net (loss) income from operations of discontinued segment for all periods presented. Results for the discontinued segment are as follows:

(Dollars in thousands)	2003	2002	2001

Sales, including intersegment sales	$—	$143,064	$148,789
Less - intersegment sales	—	26,165	26,122

Net sales	—	$116,899	$122,667

(Loss) income before income taxes	$—	$(539)	$5,906
(Benefit) provision for income taxes	—	(199)	2,367

Net (loss) income	$—	$(340)	$3,539

In accordance with SFAS No. 52, “Foreign Currency Translation,” the cumulative translation adjustment, which related entirely to foreign operations of the discontinued segment, has been removed as a separate component of shareholders’ equity and has been reported as part of the loss on disposal of discontinued operations.

5. GOODWILL AND OTHER ACQUIRED ASSETS

The Company’s initial impairment test of goodwill indicated there was no impairment upon adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 27, 2002. At the end of the third quarter ended October 26, 2002, the Company performed its annual impairment test of goodwill, which also resulted in no impairment as of that date. As of January 25, 2003, the carrying amount of goodwill allocated to the Textile Services and Life Uniform segments was $3,465,000 and $791,000, respectively. There were no material changes in the carrying amount of goodwill in fiscal year 2003.

Following is a reconciliation of reported income from continuing operations before extraordinary item and net (loss) income, including related earnings (loss) per share, to adjusted amounts excluding goodwill amortization:

	Fiscal Year Ended
(Dollars in thousands, except per share amounts)	January 25, 2003	January 26, 2002	January 27, 2001

Income from continuing operations before extraordinary item:
As reported	$11,006	$1,629	$3,047
Goodwill amortization, net of taxes	—	287	207

As adjusted	$11,006	$1,916	$3,254

Basic earnings per share:
As reported	$1.27	$0.19	$0.35
As adjusted	$1.27	$0.22	$0.38
Diluted earnings per share:
As reported	$1.25	$0.19	$0.35
As adjusted	$1.25	$0.22	$0.37

Net (loss) income:
As reported	$(65)	$(22,709)	$6,586
Goodwill amortization, net of taxes	—	355	270

As adjusted	$(65)	$(22,354)	$6,856

Basic (loss) earnings per share:
As reported	$(0.01)	$(2.64)	$0.76
As adjusted	$(0.01)	$(2.60)	$0.79
Diluted (loss) earnings per share:
As reported	$(0.01)	$(2.62)	$0.76
As adjusted	$(0.01)	$(2.58)	$0.79

During the year ended January 25, 2003, the Textile Services segment acquired customer contracts totaling $1,593,000 with amortization periods of three to five years. Other acquired assets consisted of the following:

	January 25, 2003			January 26, 2002
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Other Acquired Assets, net	Gross Carrying Amount	Accumulated Amortization	Other Acquired Assets, net

Customer contracts	$5,923	$(4,411)	$1,512	$4,599	$(4,074)	$525
Non-compete covenants	2,650	(2,016)	634	2,590	(1,562)	1,028

Other acquired assets	$8,573	$(6,427)	$2,146	$7,189	$(5,636)	$1,553

Other acquired assets are scheduled to be fully amortized by fiscal year 2008 with corresponding annual amortization expense estimated for each fiscal year as follows (dollars in thousands):

2004	$680
2005	533
2006	421
2007	342
2008	170

6. RETIREMENT BENEFITS

The Company has a non-contributory defined benefit pension plan covering primarily all domestic salaried and hourly administrative non-union personnel. The benefit formula is based on years of service and compensation during employment. The funding policy of the pension plan is in accordance with the requirements of the Employee Retirement Income Security Act of 1974. The funded status of the plan, the net pension liability at January 1, 2003 and January 1, 2002, and the net pension expense (income) for 2003, 2002 and 2001 were as follows:

(Dollars in thousands)	January 1, 2003	January 1, 2002

Change in benefit obligation:
Benefit obligation at beginning of year	$19,574	$19,301
Service cost	612	641
Interest cost	1,269	1,307
Actuarial loss	871	421
Effect of curtailment—Manufacturing and Marketing participants (Note 4)	60	(807)
Benefits paid	(1,685)	(1,289)

Benefit obligation at end of year	$20,701	$19,574

Change in plan assets:
Fair value of plan assets at beginning of year	$18,203	$20,047
Actual loss on plan assets	(1,220)	(555)
Benefits paid	(1,685)	(1,289)

Fair value of plan assets at end of year	$15,298	$18,203

Net pension liability:
Funded status	$(5,403)	$(1,371)
Unrecognized actuarial loss (gain)	1,967	(1,625)
Unrecognized prior service cost	77	91
Unrecognized initial obligation	249	367

Net pension liability at end of year	$(3,110)	$(2,538)

Amounts recognized in the Consolidated Balance Sheets:
Accrued benefit liability	$(3,961)	$(2,538)
Intangible asset	326	—
Accumulated other comprehensive income	525	—

Net liability recognized	$(3,110)	$(2,538)

(Dollars in thousands)	2003	2002	2001

Pension expense:
Service cost	$612	$641	$601
Interest cost	1,269	1,307	1,281
Expected return on plan assets	(1,471)	(1,655)	(1,585)
Plan curtailment (Note 4)	175	(1,358)	—
Amortization of prior service cost	20	20	20
Recognized actuarial gain	(33)	(73)	(103)

Net pension expense (income)	$572	$(1,118)	$214

	2003	2002	2001

Actuarial assumptions used in determining projected benefit obligation:
Discount rate	6.25%	6.75%	7.00%
Expected return on plan assets	7.50%	8.50%	8.50%
Rate of compensation increase	5.00%	5.00%	5.00%

The Company’s 401(k) retirement savings plan provides retirement benefits to eligible employees in addition to those provided by the defined benefit pension plan. The plan permits participants to voluntarily defer up to 12% of their compensation, subject to Internal Revenue Code limitations. The Company also contributes a percentage of the employee’s salary to the account of each eligible employee. The Company’s policy is to fully fund this plan. The cost for this plan was $487,000, $619,000 and $648,000, for fiscal years 2003, 2002 and 2001, respectively.

The Company maintains a voluntary deferred compensation plan providing retirement benefits to certain employees and directors in return for deferral of compensation payments. The amount of the retirement benefit is determined based on the amount of compensation deferred and is payable over 15 years following retirement. In addition, the Company maintains a supplemental retirement benefit plan for selected employees. The benefit amount is determined as a percentage of final average compensation, as defined, and is generally payable over 120 months beginning at age 65. The liability recorded in deferred compensation and other long-term liabilities for future retirement obligations related to these plans as of January 25, 2003 and January 26, 2002 was $13,616,000 and $13,348,000, respectively. The Company funds these liabilities through the purchase of company-owned life insurance policies on plan participants.

The Company does not provide retirees with post-retirement benefits other than pensions.

7. LONG-TERM DEBT

The following table summarizes information with respect to long-term debt for 2003 and 2002:

(Dollars in thousands)	2003	2002

Note to banks due May 30, 2005	$20,000	—
10.2% notes to insurance company, due
annually to November 1, 2004	—	$29,375
8.225% notes to insurance companies, due May 1, 2006	—	30,000
5.73% note to bank, due June 28, 2004	—	12,000
Other long-term debt including obligations
under capital leases	811	1,039

	20,811	72,414
Less - current maturities	237	71,602

	$20,574	$812

As discussed in Note 3, the Company refinanced its existing debt in the second quarter of fiscal 2003. At that time, the 10.2% and 8.225% notes to insurance companies were repaid using proceeds from the sale of the Manufacturing and Marketing segment and $22,500,000 of borrowings from a new $70,000,000 unsecured revolving credit facility with three banks. The term of the credit facility is three years with two optional one-year extensions. Amounts borrowed under the credit facility bear interest at a rate equal to either (i) LIBOR plus a margin, or (ii) a Base Rate defined as the higher of the Federal Funds Rate plus .50% or the Prime Rate. The margin is based on the Company’s ratio of “Funded Debt” to “EBITDA,” as each is defined in the Loan Agreement. In connection with the refinancing, the Company paid debt issuance costs totaling $794,000 that are being amortized over three years.

As of January 25, 2003, the outstanding balance of the note to banks under the revolving loan agreement was $20,000,000 with an interest rate of LIBOR plus 1% (2.4375% as of January 25, 2003). The Company has entered into an interest-rate swap agreement, discussed in Note 8, to fix the interest rate (excluding the margin) at 3.58% on $10,000,000 of the outstanding balance. Furthermore, the Company has $10,300,000 in letters of credit outstanding as of January 25, 2003, of which $8,002,000 reduces the amount available to borrow under the line of credit to $41,998,000. The Company pays a fee on the unused funds based on the ratio of “Funded Debt” to “EBITDA” described above (currently .20%).

Aggregate maturities of long-term debt for each of the two years subsequent to January 31, 2004, are $251,000 and $20,323,000, respectively.

The Company is subject to certain financial covenants under its loan agreements. One of these covenants requires that the Company maintain a minimum consolidated net worth of $112,600,000 plus an aggregate amount equal to 50% of quarterly net income beginning with the second quarter of fiscal 2003 (with no reduction for net losses). The Company is in compliance with this and all other loan covenants.

The estimated fair value of the Company’s debt at January 25, 2003 approximates book value since the interest rates on nearly all of the outstanding borrowings are frequently adjusted. Based on the borrowing rates currently available for debt instruments with similar terms and average maturities, the estimated fair value of the Company’s long-term debt (assuming the original maturity dates) as of January 26, 2002 was $78,894,000.

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company entered into an interest-rate swap agreement with one of its lenders effective September 9, 2002. The swap agreement fixes the variable portion of the interest rate at 3.58% on $10,000,000 of the outstanding debt under the revolving line of credit until termination on May 30, 2007. The Company has elected to apply cash flow hedge accounting for the interest-rate swap agreement in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, the derivative is recorded as an asset or liability at its fair value. The effective portion of changes in the fair value of the derivative, as measured quarterly, is reported in accumulated other comprehensive income, and the ineffective portion, if any, is reported in net income of the current period. As of January 25, 2003, the Company has recorded a long-term liability of $260,000 and the related loss is included in accumulated other comprehensive (loss) income, net of tax.

To minimize price risk due to market fluctuations, the Company has entered into fixed-price contracts for approximately 55% of its estimated natural gas purchase requirements in the next 12 months. Although these contracts are considered derivative instruments, they meet the normal purchases exclusion contained in SFAS No. 133, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and are therefore exempted from the related accounting requirements.

9. INCOME TAXES

The provision for income taxes from continuing operations consisted of the following:

(Dollars in thousands)	2003	2002	2001

Current:
Federal	$ 4,702	$ 2,801	$ 2,180
State	161	310	348
Foreign	43	70	75
Deferred:
Federal	(536)	(2,738)	(992)
State	(90)	(282)	(110)

	$ 4,280	$ 161	$ 1,501

Reconciliation between the statutory income tax rate and effective tax rate from continuing operations is summarized below:
	2003	2002	2001

Statutory rate	34.0%	34.0%	34.0%
State tax, net of federal benefit	2.8	1.0	3.5
Effect of permanent items:
Cash surrender value, net of expense	(3.2)	(19.2)	(2.0)
Goodwill amortization	—	4.6	1.7
Meals and entertainment	0.5	3.8	1.0
Other	(0.8)	(0.9)	0.4
Effect of tax credits from employment programs	(5.3)	(14.3)	(5.6)

	28.0%	9.0%	33.0%

The tax effect of significant temporary differences representing deferred tax assets and liabilities were as follows:
(Dollars in thousands)	January 25, 2003	January 26, 2002

Deferred tax assets:
Deferred compensation	$ 5,163	$ 5,202
Insurance reserves not yet deductible	5,079	4,885
Customer contracts	2,045	2,299
Loss on disposal of discontinued segment	1,242	12,736
Other	9,701	10,538

	23,230	35,660

Deferred tax liabilities:
Depreciation	(7,162)	(9,838)
Linen amortization	(8,129)	(8,247)
Other	(424)	(443)

	(15,715)	(18,528)

Net deferred tax assets	$ 7,515	$ 17,132

The deferred tax asset related to discontinued operations consists primarily of the writedown of inventory and fixed assets, estimated severance payments and estimated losses on transitional operations.

Temporary differences of approximately $8,816,000 related to investments in foreign subsidiaries are expected to reverse in fiscal 2004. Included in deferred tax liabilities is $441,000 related to these temporary differences.

10. PREFERRED STOCK

The Company has two classes of authorized Preferred Stock: Class A, $1 stated value per share, authorized in the amount of 100,000 shares; and Class B, authorized in the amount of 2,500,000 shares. At January 25, 2003, no shares of Class A or Class B were outstanding.

11. SHAREHOLDER RIGHTS PLAN

The Company has a Shareholder Rights Plan, under which a Right is attached to each share of the Company’s Common Stock. The Rights may only become exercisable under certain circumstances involving actual or potential acquisitions of the Company’s Common Stock by a person or group of affiliated or associated persons. Depending upon the circumstances, if the Rights become exercisable, the holders thereof may be entitled to purchase units of the Company’s Class B Series 2 Junior Participating Preferred Stock, shares of the Company’s Common Stock or shares of common stock of the surviving or acquiring company. The Rights will remain in existence until September 7, 2008, unless they are earlier exercised, redeemed or exchanged.

12. STOCK-BASED COMPENSATION PLANS

The Company has various stock option and stock bonus plans that provide for the granting to certain employees and directors of incentive stock options, non-qualified stock options, restricted stock and performance awards. A total of 1,725,000 shares have been authorized to be issued under all such plans. Options and awards have been granted at the fair market value at the date of grant, although certain plans allow for awards to be granted at a price below fair market value. Options vest over four years and are exercisable not less than six months nor more than 10 years after the date of grant.

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock and performance-based awards, as to which the amounts charged to expense in fiscal years 2003, 2002 and 2001 totaled $279,000, $295,000 and $404,000, respectively.

A summary of the status of the Company’s stock option plans for fiscal years 2003, 2002 and 2001 and changes during the years then ended is presented in the table below:

		2003		2002		2001

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	975,025	$13.78	906,150	$15.10	754,815	$20.18
Granted	134,900	16.52	151,000	10.37	334,000	7.32
Exercised	(111,425)	11.04	(3,625)	7.25	—	—
Lapsed	(137,200)	15.19	(78,500)	22.70	(182,665)	21.88

Outstanding at end of year	861,300	$14.35	975,025	$13.78	906,150	$15.10

Options exercisable at year end	477,030	$16.17	473,511	$17.58	364,292	$21.70

Options available for future grant	255,819		287,253		431,982

Weighted average fair value for
options granted during the year	$3.66		$2.81		$2.12

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in fiscal 2003, 2002 and 2001, respectively: risk-free interest rates of 3.3%, 5.2% and 6.8%; expected dividend yields of 4.3%, 4.5% and 4.4%; volatilities of 30.7%, 33.8% and 31.4%; and expected lives of nine to 10 years in all periods. The range of exercise prices for the 861,300 options outstanding at year end was $7.25 to $25.50, and the weighted-average remaining contractual life was 6.2 years.

Had compensation expense for stock-based compensation plans for 2003, 2002 and 2001 been determined consistent with SFAS No. 123, the Company’s net income and earnings per share would approximate the following pro forma amounts (dollars in thousands except per share data):

	2003	2002	2001

Net (loss) income:
As reported	$ (65)	$(22,709)	$6,586
Pro forma	(520)	(23,139)	6,250
Basic (loss) earnings per share:
As reported	$(.01)	$ (2.64)	$ .76
Pro forma	(.06)	(2.69)	.72
Diluted (loss) earnings per share:
As reported	$(.01)	$ (2.62)	$ .76
Pro forma	(.06)	(2.67)	.72

SFAS No. 123 does not apply to awards prior to 1996, nor are the effects of its application in this disclosure indicative of the pro forma effect on net income in future years.

13. EARNINGS PER SHARE

The following table reconciles weighted average shares outstanding to amounts used to calculate basic and diluted earnings per share for fiscal years 2003, 2002 and 2001:

(Dollars and shares in thousands, except per share amounts)	2003	2002	2001

Net income available to Common shareholders:
Income from continuing operations before extraordinary item	$11,006	$1,629	$3,047
Extraordinary loss on early extinguishment of debt, net of tax	(4,409)	—	—
(Loss) income from operations of discontinued segment, net of tax	—	(340)	3,539
Loss on disposal of discontinued segment, net of tax	(6,662)	(23,998)	—

Net (loss) income	$(65)	$(22,709)	$6,586

Weighted average shares:
Average shares outstanding	8,669	8,598	8,634
Effect of dilutive securities - option shares	154	66	47

Average shares outstanding, adjusted for dilutive effects	8,823	8,664	8,681

Earnings (loss) per share - basic:
Income from continuing operations before extraordinary item	$1.27	$.19	$.35
Extraordinary loss	(.51)	—	—
(Loss) income from operations of discontinued segment	—	(.04)	.41
Loss on disposal of discontinued segment	(.77)	(2.79)	—

Net (loss) income	$(.01)	$(2.64)	$.76

Earnings (loss) per share - diluted:
Income from continuing operations before extraordinary item	$1.25	$.19	$.35
Extraordinary loss	(.50)	—	—
(Loss) income from operations of discontinued segment	—	(.04)	.41
Loss on disposal of discontinued segment	(.76)	(2.77)	—

Net (loss) income	$(.01)	$(2.62)	$.76

14. COMMITMENTS AND CONTINGENCIES

Future minimum payments by year and in the aggregate under operating leases with initial or remaining terms of one year or more, consisted of the following at January 25, 2003:

(Dollars in thousands)	Minimum Payments

2004	$13,209
2005	11,988
2006	10,944
2007	10,505
2008	9,321
Later years	7,049

Total minimum lease payments	$63,016

Rental expense for all operating leases consisted of:

(Dollars in thousands)	2003	2002	2001

Minimum rentals	$14,282	$14,787	$13,978
Contingent rentals	460	346	437

	$14,742	$15,133	$14,415

The Company carries insurance policies on insurable risks with coverage and other terms that it believes to be appropriate. The Company generally has self-insured retention limits and has obtained fully-insured layers of coverage above such self-insured retention limits. Accruals for self-insurance losses are made based on claims experience. Liabilities for existing and unreported claims are accrued for when it is probable that future costs will be incurred.

The Company is a party to various claims and legal proceedings which arose in the ordinary course of its business. Although the ultimate disposition of these proceedings is not presently determinable, Management does not believe that an adverse determination in any or all of such proceedings will have a material adverse effect upon the consolidated financial condition or operating results of the Company.

15. BUSINESS SEGMENT INFORMATION

Historically, the Company has operated principally in three industry segments: Textile Services, Manufacturing and Marketing and Life Uniform. Manufacturing and Marketing has been treated as a discontinued operation for all years presented in this report. The Company’s continuing business segments, including products and principal markets, are described elsewhere in this report.

(Dollars in thousands)	2003	2002	2001

Combined sales and revenues:
Textile Services	$271,250	$259,078	$242,623
Life Uniform	92,169	90,985	92,675

	$363,419	$350,063	$335,298

Income from continuing operations before income taxes:
Textile Services	$21,904	$18,741	$14,526
Life Uniform	2,948	(4,951)	2,454
Interest, corporate expenses and other, net	(9,566)	(11,992)	(12,232)
Eliminations	—	(8)	(200)

	$15,286	$1,790	$4,548

Assets (as of year end):
Textile Services	$145,829	$140,498	$141,916
Life Uniform	29,015	30,318	32,177
Corporate	51,278	56,439	46,805
Net assets of discontinued segment	2,162	63,610	109,357

	$228,284	$290,865	$330,255

Depreciation and amortization:
Textile Services	$10,115	$9,621	$9,541
Life Uniform	2,445	2,686	3,033
Corporate	657	767	928

	$13,217	$13,074	$13,502

Capital additions, net:
Textile Services	$11,801	$10,134	$6,998
Life Uniform	2,516	3,694	3,591
Corporate	334	45	6

	$14,651	$13,873	$10,595

All of the Company’s sales and revenues of its continuing business segments are provided in the United States. The Company has no one major customer. Corporate assets consist primarily of cash, investments, deferred income taxes, cash surrender value of company-owned life insurance, information systems equipment and office furniture and fixtures. Corporate expenses consist of the Company’s principal administrative and financial functions, which are centrally managed. Capital additions do not include the cost of properties acquired in business acquisitions.

16. UNAUDITED QUARTERLY FINANCIAL DATA

Quarterly results for 2003 and 2002 are shown below:

Fiscal 2003 Quarter Ended (Dollars in thousands, except per share amounts)	April 27	July 27	October 26	January 25

Combined sales and revenues:
Textile Services	$68,381	$66,795	$68,108	$67,966
Life Uniform	24,876	21,731	24,525	21,037

	$93,257	$88,526	$92,633	$89,003

Gross profit:
Textile Services	$14,081	$13,996	$13,602	$10,713
Life Uniform	12,790	11,614	13,359	12,213

	$26,871	$25,610	$26,961	$22,926

Income from continuing operations before income taxes:
Textile Services	$5,884	$6,478	$5,770	$3,772
Life Uniform	701	151	1,256	840
Interest, corporate expenses and other, net	(3,058)	(1,960)	(1,947)	(2,601)

	$3,527	$4,669	$5,079	$2,011

Income from continuing operations
before extraordinary item	$2,293	$3,268	$3,555	$1,890
Extraordinary loss	—	(4,409)	—	—

Income (loss) from continuing operations	2,293	(1,141)	3,555	1,890
Loss from discontinued operations	(4,447)	(961)	(894)	(360)

Net (loss) income	$(2,154)	$(2,102)	$2,661	$1,530

Income from continuing operations
before extraordinary item:
Basic earnings per share*	$.27	$.38	$.41	$.22
Diluted earnings per share*	$.26	$.37	$.40	$.21

Fiscal 2002 Quarter Ended (Dollars in thousands, except per share amounts)	April 28	July 28	October 27	January 26

Combined sales and revenues:
Textile Services	$65,285	$64,585	$65,095	$64,113
Life Uniform	23,902	20,774	23,930	22,379

	$89,187	$85,359	$89,025	$86,492

Gross profit:
Textile Services	$11,182	$11,587	$11,548	$11,777
Life Uniform	12,264	11,046	12,445	9,450

	$23,446	$22,633	$23,993	$21,227

Income (loss) from continuing operations before
income taxes:
Textile Services	$4,740	$4,831	$4,785	$4,385
Life Uniform	(61)	(712)	812	(4,990)
Interest, corporate expenses and other, net	(3,142)	(3,364)	(3,133)	(2,361)

	$1,537	$755	$2,464	$(2,966)

Income (loss) from continuing operations	$1,399	$687	$2,242	$(2,699)
Income (loss) from discontinued operations	50	208	(437)	(24,159)

Net income (loss)	$1,449	$895	$1,805	$(26,858)

Income (loss) from continuing operations:
Basic and diluted earnings per share*	$.16	$.08	$.26	$(0.31)

*	Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total earnings per share for the year.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Angelica Corporation:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Angelica Corporation and subsidiaries included in this Form 10-K, and have issued our report thereon dated March 21, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)2(i) included in this Form 10-K is the responsibility of the Corporation’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP
ARTHUR ANDERSEN LLP
St. Louis, Missouri,
March 21, 2002

EXPLANATORY NOTE REGARDING ARTHUR ANDERSEN LLP

The Company could not obtain permission of Arthur Andersen LLP to the inclusion in this Annual Report on Form 10-K of its Report of Independent Public Accountants above because Arthur Andersen LLP has ceased operations. Accordingly, the report of Arthur Andersen LLP above is merely reproduced from the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2002. Reference to Item 14(a)2(i) in the report is now Item 15(a)2(i) in the Form 10-K as revised.

S-1

Schedule II

ANGELICA CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended January 25, 2003

Reserve for doubtful accounts – deducted from receivables in the balance sheet:

Year	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(a)		Balance at End of Period

Year Ended January 25, 2003	$1,306	$796	$1,378	(b)	$724

Year Ended January 26, 2002	1,909	869	1,472		1,306

Year Ended January 27, 2001	2,072	753	916		1,909

(a)	Doubtful accounts written off against reserve provided, net of recoveries.
(b)	Beginning in fiscal 2003, the Company accelerated the write-off of bankrupt accounts against the related reserve. This had no impact on the amounts charged to costs and expenses.

S-2

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGELICA CORPORATION

(Registrant)
By:	/s/ Don W. Hubble

Don W. Hubble Chairman, President and Chief Executive Officer

Date: April 22, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ Don W. Hubble		By:	/s/ T. M. Armstrong

	Don W. Hubble Chairman, President and Chief Executive Officer (Principal Executive Officer)			T. M. Armstrong Senior Vice President-Finance and Administration and Chief Financial Officer (Principal Financial Officer)
By:	/s/ James W. Shaffer

James W. Shaffer Vice President and Treasurer (Principal Accounting Officer)
	David A. Abrahamson	*		Susan S. Elliott	*

	(David A. Abrahamson) Director			(Susan S. Elliott) Director
	Alan C. Henderson	*		Charles W. Mueller	*

	(Alan C. Henderson) Director			(Charles W. Mueller) Director
	Stephen M. O’Hara	*		William A. Peck	*

	(Stephen M. O’Hara) Director			(William A. Peck) Director
	Kelvin R. Westbrook	*

(Kelvin R. Westbrook) Director

By his signature below, Don W. Hubble has signed this Form 10-K on behalf of each person named above whose name is followed by an asterisk, pursuant to power of attorney filed with this Form 10-K.

/s/ Don W. Hubble

Don W. Hubble, as attorney-in-fact

Date: April 22, 2003

CERTIFICATIONS

I, Don W. Hubble, certify that:

1.	I have reviewed this annual report on Form 10-K of Angelica Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 22, 2003	/s/ Don W. Hubble
Don W. Hubble Chairman, President and Chief Executive Officer

CERTIFICATIONS

I, T. M. Armstrong, certify that:

1.	I have reviewed this annual report on Form 10-K of Angelica Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 22, 2003	/s/ T. M. Armstrong
T. M. Armstrong Senior Vice President - Finance & Administration and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

*Asterisk indicates exhibits filed herewith. **Incorporated by reference from the document listed.
3.1	Restated Articles of Incorporation of the Company, as currently in effect. Filed as Exhibit 3.1 to the Form 10-K for the fiscal year ended January 26, 1991.**
3.2	Current By-Laws of the Company, as last amended March 27, 2001. Filed as Exhibit 3.2 to the Form 10-K for the fiscal year ended January 27, 2001.**
4.1	Shareholder Rights Plan dated August 25, 1998. Filed as Exhibit 1 to Registration Statement on Form 8-A on August 28, 1998.**
10.1	Loan Agreement with LaSalle Bank N.A. et al, dated May 30, 2002. Filed as Exhibit 10.1 to the Form 10-Q for fiscal quarter ended April 27, 2002.**
10.2	First Amendment, effective January 24, 2003, to Loan Agreement with LaSalle Bank N.A. et al, dated May 30, 2002.*
10.3	First Extension Agreement, effective March 1, 2003, to Loan Agreement with LaSalle Bank N.A. et al, dated May 30, 2002.*
10.4	Angelica Corporation 1994 Performance Plan (as amended 1/31/95). Filed as Exhibit 10.1 to the Form 10-K for fiscal year ended January 28, 1995.**
10.5	Angelica Corporation Stock Award Plan. Filed as Exhibit 10 to the Form 10-K for fiscal year ended February 1, 1992.**
10.6	Angelica Corporation Supplemental Plan restated as of September 1, 2000. Filed as Exhibit 10.6 to the Form 10-Q for fiscal quarter ended October 28, 2000.**
10.7	Deferred Compensation Option Plan for Selected Management Employees, filed as Exhibit 19.9 to the Form 10-K for fiscal year ended January 26, 1991. Amendment dated October 25, 1994 filed as Exhibit 10.27 to the Form 10-K for fiscal year ended January 28, 1995; and amendment dated February 25, 1997 filed as Exhibit 10.34 to the Form 10-K for fiscal year ended January 25, 1997.**

10.8	Deferred Compensation Option Plan for Directors, filed as Exhibit 19.8 to the Form 10-K for fiscal year ended January 26, 1991. Amendment dated July 28, 1992 filed as Exhibit 19.3 to the Form 10-K for fiscal year ended January 30, 1993; and amendment dated November 29, 1994 filed as Exhibit 10.24 to the Form 10-K for fiscal year ended January 28, 1995.**

10.9	Supplemental and Deferred Compensation Trust. Filed as Exhibit 19.5 to the Form 10-K for fiscal year ended February 1, 1992.**
10.10	Management Retention and Incentive Plan (restated). Filed as Exhibit 19.1 to the Form 10-K for fiscal year ended January 26, 1991.**
10.11	Management Retention Trust. Filed as Exhibit 19.4 to the Form 10-K for fiscal year ended February 1, 1992.**
10.12	Restated Deferred Compensation Plan for Non-Employee Directors, filed as Exhibit 10 (v) to the Form 10-K for fiscal year ended January 28, 1984. Amendment No. 1 dated November 29, 1994 was filed as Exhibit 10.25 to the Form 10-K for fiscal year ended January 28, 1995.**

10.13	Restated Angelica Corporation Stock Bonus and Incentive Plan. Filed as Exhibit 10.16 to the Form 10-K for the fiscal year ended January 29, 2000.**
10.14	Angelica Corporation 1994 Non-Employee Directors Stock Plan. Filed as Appendix A to the Proxy Statement for the Annual Meeting of Shareholders held on May 23, 1995. First amendment dated January 27, 1998 was filed as Exhibit 10.35 to the Form 10-K for fiscal year ended January 31, 1998.**

10.15	Specimen form of Stock Option Agreement under the Angelica Corporation 1994 Performance Plan. Filed as Exhibit 10.15 to the Form 10-Q for fiscal quarter ended July 28, 2001.**
10.16	Specimen form of Stock Option Agreement under the Angelica Corporation 1999 Performance Plan. Filed as Exhibit 10.16 to the Form 10-Q for fiscal quarter ended July 28, 2001.**
10.17	Form of Indemnification Agreement between the Company and each of its directors and executive officers (filed as Exhibit 10.22 to the Form 10-K for fiscal year ended January 30, 1999).**
10.18	Employment Agreement between the Company and Theodore M. Armstrong, dated January 1, 2003.*
10.19	Employment Agreement between the Company and Don W. Hubble, dated February 5, 2003.*
10.20	Retirement Benefit Agreement between the Company and Don W. Hubble dated January 1, 1998. Filed as Exhibit 10.31 to the Form 10-K for fiscal year ended January 31, 1998.**
10.21	Non-Qualified Stock Option Agreement between the Company and Don W. Hubble dated January 2, 1998. Filed as Exhibit 10.32 to the Form 10-K for fiscal year ended January 31, 1998.**
10.22	First Amendment to Non-Qualified Stock Option Agreements between the Company and Don W. Hubble, dated February 5, 2003.*
10.23	Restricted Stock Agreement between the Company and Don W. Hubble, dated February 5, 2003.*
10.24	Employment Agreement between the Company and Steven L. Frey, dated March 1, 2003.*
10.25	Angelica Corporation 1999 Performance Plan. Filed as Appendix A to the Proxy Statement for the Annual Meeting of Shareholders held May 25, 1999.**
10.26	Employment Agreement between the Company and Denis R. Raab, dated February 1, 2003.*
10.27	Employment Agreement between the Company and James W. Shaffer, dated February 1, 2003.*
10.28	Employment Agreement between the Company and Edward P. Ryan, dated February 1, 2003.*
10.29	Employment Agreement between the Company and Paul R. Anderegg, dated February 1, 2003.*
10.30	Restricted Stock Agreement between the Company and Edward P. Ryan, dated April 1, 2001. Filed as Exhibit 10.34 to the Form 10-K for fiscal year ended January 27, 2001.**
21	Subsidiaries of the Company.*
23	Consent of Independent Public Accountants.*
24.1	Powers of Attorney submitted by David A. Abrahamson, Susan S. Elliott, Alan C. Henderson, Charles W. Mueller, Stephen M. O’Hara, William A. Peck and Kelvin R. Westbrook.*

24.2	Certified copy of Board Resolution authorizing Form 10-K filing utilizing powers of attorney.*
99.1	Section 906 Certification of Chief Executive Officer.*
99.2	Section 906 Certification of Chief Financial Officer.*

The Company will furnish to any record or beneficial shareholder requesting a copy of this Annual Report on Form 10-K a copy of any exhibit indicated in the above list as filed with this Annual Report on Form 10-K upon payment to it of its reasonable expenses in furnishing such exhibit.