Form 10-Q
period 2003-04-26
ANGELICA CORP /NEW/
filed 2003-06-06
CIK 6571

============================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


           For The Quarter Ended                     Commission File
              April 26, 2003                          Number 1-5674


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



                               (314) 854-3800
            (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes  X     No
   -----     -----


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.         Yes   X      No
                                                           -----      ------

The number of shares outstanding of Registrant's Common Stock, par value $1.00 per share, at June 1, 2003 was 8,808,243 shares.

============================================================================

                    ANGELICA CORPORATION AND SUBSIDIARIES

                                  INDEX TO

                  APRIL 26, 2003 FORM 10-Q QUARTERLY REPORT






                                                                   Page Number
                                                                   -----------
                                                                    Reference
                                                                    ---------


PART I.   FINANCIAL INFORMATION:

    Item 1.  Financial Statements:

       Consolidated Statements of Income - First Quarter ended
         April 26, 2003 and April 27, 2002 (Unaudited)                   2

       Consolidated Balance Sheets - April 26, 2003
         and January 25, 2003 (Unaudited)                                3

       Consolidated Statements of Cash Flows - First Quarter
         ended April 26, 2003 and April 27, 2002 (Unaudited)             4

       Notes to Unaudited Consolidated Financial Statements             5-10

    Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations                   11-13

    Item 3.  Quantitative and Qualitative Disclosures
       About Market Risk                                                 13

    Item 4.  Controls and Procedures                                     14

PART II.  OTHER INFORMATION:

    Item 6.  Exhibits and Reports on Form 8-K                            15

    Signatures                                                           15

    Certifications                                                      16-17

    Exhibit Index                                                        18

                                   PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands, except per share amounts)



                                                                    First Quarter Ended
                                                          ---------------------------------------
                                                          April 26, 2003           April 27, 2002
                                                          --------------           --------------
CONTINUING OPERATIONS:
    Textile service revenues                              $       71,383           $       68,381
    Net retail sales                                              21,656                   24,876
                                                          --------------           --------------
Combined sales and revenues                                       93,039                   93,257
                                                          --------------           --------------
    Cost of textile services                                      57,795                   54,300
    Cost of goods sold                                             9,988                   12,086
                                                          --------------           --------------
Combined cost of textile services and goods sold                  67,783                   66,386
                                                          --------------           --------------
Gross profit                                                      25,256                   26,871
                                                          --------------           --------------
Selling, general and administrative expenses                      21,581                   21,541
Restructuring charge, net (Note 6)                                  (130)                       -
Other operating expense, net                                         188                      260
Interest expense                                                     151                    1,543
                                                          --------------           --------------
                                                                  21,790                   23,344
                                                          --------------           --------------
Income from continuing operations before taxes                     3,466                    3,527
Provision for income taxes                                         1,126                    1,234
                                                          --------------           --------------
Income from continuing operations                                  2,340                    2,293
                                                          --------------           --------------

DISCONTINUED OPERATIONS (NOTE 5):
    Loss on disposal of discontinued segment                           -                   (6,841)
    Income tax benefit of loss                                         -                    2,394
                                                          --------------           --------------
Loss from discontinued operations                                      -                   (4,447)
                                                          --------------           --------------
Net income (loss)                                         $        2,340           $       (2,154)
                                                          ==============           ==============

BASIC EARNINGS (LOSS) PER SHARE (NOTE 8):
    Income from continuing operations                     $         0.27           $         0.27
    Loss from discontinued operations                                  -                    (0.52)
                                                          --------------           --------------
Net income (loss)                                         $         0.27           $        (0.25)
                                                          ==============           ==============

DILUTED EARNINGS (LOSS) PER SHARE (NOTE 8):
    Income from continuing operations                     $         0.26           $         0.26
    Loss from discontinued operations                                  -                    (0.51)
                                                          --------------           --------------
Net income (loss)                                         $         0.26           $        (0.25)
                                                          ==============           ==============



The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)

                                                                     April 26,            January 25,
                                                                       2003                  2003
                                                                    -----------           -----------
ASSETS
------
Current Assets:
    Cash and short-term investments                                 $     7,531           $    18,166
    Receivables, less reserves of $775 and $724                          35,042                35,316
    Inventories                                                          12,168                13,395
    Linens in service                                                    33,220                32,520
    Prepaid expenses and other current assets                             4,000                 5,223
    Deferred income taxes                                                 6,145                 6,110
    Net current assets of discontinued segment (Note 5)                     100                 2,162
                                                                    -----------           -----------
      Total Current Assets                                               98,206               112,892
                                                                    -----------           -----------

Property and Equipment                                                  182,762               178,237
Less -- reserve for depreciation                                        102,179                99,684
                                                                    -----------           -----------
      Total Property and Equipment                                       80,583                78,553
                                                                    -----------           -----------
Other:
    Goodwill (Note 4)                                                     4,256                 4,256
    Other acquired assets (Note 4)                                        2,012                 2,146
    Cash surrender value of life insurance                               27,990                27,576
    Deferred income taxes                                                 1,322                 1,405
    Miscellaneous                                                         1,415                 1,456
                                                                    -----------           -----------
      Total Other Assets                                                 36,995                36,839
                                                                    -----------           -----------
Total Assets                                                        $   215,784           $   228,284
                                                                    ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
    Current maturities of long-term debt                            $       237           $       237
    Accounts payable                                                     16,668                19,905
    Accrued wages and other compensation                                  5,702                 9,300
    Other accrued liabilities                                            21,263                22,153
                                                                    -----------           -----------
      Total Current Liabilities                                          43,870                51,595
                                                                    -----------           -----------

Long-Term Debt, less current maturities                                  13,715                20,574
Other Long-Term Obligations                                              16,576                16,455

Shareholders' Equity:
    Common Stock, $1 par value, authorized 20,000,000
      shares, issued: 9,471,538                                           9,472                 9,472
    Capital surplus                                                       4,481                 4,481
    Retained earnings                                                   138,761               137,548
    Accumulated other comprehensive (loss) income                          (554)                 (511)
    Unamortized restricted stock                                           (546)                    -
    Common Stock in treasury, at cost: 671,451 and 741,755               (9,991)              (11,330)
                                                                    -----------           -----------
      Total Shareholders' Equity                                        141,623               139,660
                                                                    -----------           -----------
Total Liabilities and Shareholders' Equity                          $   215,784           $   228,284
                                                                    ===========           ===========



The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)


                                                                                      First Quarter Ended
                                                                            ---------------------------------------
                                                                            April 26, 2003           April 27, 2002
                                                                            --------------           --------------
Cash Flows from Operating Activities:
    Income from continuing operations                                       $        2,340           $        2,293
    Non-cash items included in income from continuing operations:
      Depreciation                                                                   2,980                    2,703
      Amortization                                                                     183                      240
      Restructuring charge, net                                                       (130)                       -
      Cash surrender value of life insurance                                          (414)                    (426)
    Change in working capital components of continuing
      operations, net of businesses acquired/disposed of                            (4,070)                   1,979
    Utilization of restructuring reserves (Note 6)                                     (91)                  (1,135)
    Other, net                                                                         129                       35
                                                                            --------------           --------------
Net cash provided by operating activities of continuing operations                     927                    5,689
                                                                            --------------           --------------


Cash Flows from Investing Activities:
    Expenditures for property and equipment, net                                    (5,010)                  (2,647)
    Cost of businesses acquired                                                        (48)                       -
                                                                            --------------           --------------
Net cash used in investing activities of continuing operations                      (5,058)                  (2,647)
                                                                            --------------           --------------


Cash Flows from Financing Activities:
    Long-term debt repayments on refinancing and revolving debt                    (24,859)                 (12,054)
    Borrowings of long-term revolving debt                                          18,000                        -
    Dividends paid                                                                    (880)                    (689)
    Treasury stock reissued                                                            546                      205
                                                                            --------------           --------------
Net cash used in financing activities of continuing operations                      (7,193)                 (12,538)
                                                                            --------------           --------------

Net cash provided by discontinued operations                                           689                   28,487
                                                                            --------------           --------------


Net (decrease) increase in cash and short-term investments                         (10,635)                  18,991
Balance at beginning of year                                                        18,166                   18,742
                                                                            --------------           --------------
Balance at end of period                                                    $        7,531           $       37,733
                                                                            ==============           ==============


Supplemental cash flow information:
    Income taxes paid                                                       $           70           $          420
    Interest paid                                                           $          168           $          810



The accompanying notes are an integral part of the consolidated financial statements.

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                     FIRST QUARTER ENDED APRIL 26, 2003
                             AND APRIL 27, 2002


Note 1.  Basis of Presentation
------------------------------

       The accompanying condensed consolidated financial statements are unaudited, and these consolidated statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 25, 2003. It is Management's opinion that all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results during the interim periods have been included. All significant intercompany accounts and transactions have been eliminated. The results of operations and cash flows for the first quarter ended April 26, 2003 are not necessarily indicative of the results that will be achieved for the full year.

Note 2.  Significant Accounting Policies
----------------------------------------

       Certain amounts in the prior periods have been reclassified to conform to current period presentation.

       The Company considers short-term, highly-liquid investments which are readily convertible into cash, as cash equivalents.

       The Company has various stock option and stock bonus plans that provide for the granting to certain employees and directors of incentive stock options, non-qualified stock options, restricted stock and performance awards. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock and performance-based awards. Total restricted stock and performance-based awards issued in the first quarter ended April 26, 2003 and April 27, 2002 amounted to $605,000 and $38,000, respectively. The amounts included in net income (loss) as reported in the first quarter ended April 26, 2003 and April 27, 2002 totaled $77,000 and $44,000, respectively, for restricted stock and performance-based awards.

       Had compensation expense for stock-based compensation plans for the first quarter ended April 26, 2003 and April 27, 2002 been determined consistent with SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would approximate the following pro forma amounts (dollars in thousands, except per share data):

                                                                                       First Quarter Ended
                                                                                  -----------------------------
                                                                                   April 26,       April 27,
                                                                                      2003            2002
                                                                                  -------------   -------------
Net income (loss):
   As reported                                                                       $ 2,340         $(2,154)
   Deduct: Additional stock-based employee
       compensation expense determined under
       fair-value based method for all awards,
       net of related tax effects                                                       (103)           (108)
                                                                                  -------------   -------------
   Pro forma net income (loss)                                                       $ 2,237         $(2,262)
                                                                                  =============   =============

Basic earnings (loss) per share:
   As reported                                                                       $  0.27         $ (0.25)
   Pro forma                                                                            0.25           (0.26)

Diluted earnings (loss) per share:
   As reported                                                                       $  0.26         $ (0.25)
   Pro forma                                                                            0.25           (0.26)

       The effects of the application of SFAS No. 123 in this disclosure are not necessarily indicative of the pro forma effect on net income in future periods.

       Other significant accounting policies of the Company are as described in Note 1 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended January 25, 2003.

Note 3.  Comprehensive Income (Loss)
------------------------------------

       Comprehensive income (loss), consisting of net income (loss) and changes in the fair value of derivatives used for interest rate risk management, net of taxes, totaled $2,297,000 and $(2,154,000) for the quarters ended April 26, 2003 and April 27, 2002, respectively.

Note 4.  Goodwill and Other Intangible Assets
---------------------------------------------

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

       In fiscal 2003, the Company performed its initial and annual impairment tests of goodwill, both of which resulted in no impairment of goodwill. As of April 26, 2003, the carrying amounts of goodwill allocated to the Textile Services and Life Uniform segments were $3,465,000 and $791,000, respectively, which was unchanged from the carrying values as of January 25, 2003.

       During the first quarter ended April 26, 2003, there were no material acquisitions or dispositions of other acquired assets. Other acquired assets consisted of the following (dollars in thousands):

                                                    April 26, 2003                                 January 25, 2003
                                    --------------------------------------------   ---------------------------------------------
                                     Gross                         Other            Gross                          Other
                                     Carrying     Accumulated      Acquired         Carrying      Accumulated      Acquired
                                     Amount       Amortization     Assets, net      Amount        Amortization     Assets, net
                                     --------     ------------     -----------      --------      ------------     -----------

       Customer contracts             $5,972        $(4,512)         $1,460          $5,923         $(4,411)         $1,512
       Non-compete covenants           2,650         (2,098)            552           2,650          (2,016)            634
                                      ------        -------          ------          ------         -------          ------

       Other acquired assets          $8,622        $(6,610)         $2,012          $8,573         $(6,427)         $2,146
                                      ======        =======          ======          ======         ========         ======

       Other acquired assets are scheduled to be fully amortized by fiscal year 2009 with corresponding annual amortization expense estimated for each fiscal year as follows (dollars in thousands):

                               2004      $707
                               2005       548
                               2006       424
                               2007       353
                               2008       159
                               2009         4

Note 5.  Discontinued Operations
--------------------------------

       In January 2002, the Company announced plans to dispose of its Manufacturing and Marketing business. Consequently, the Manufacturing and Marketing segment was accounted for as a discontinued operation as of January 26, 2002, and a loss on disposal was recorded to write down the net assets of the segment to their estimated net realizable value, including estimates of the costs of disposal and transition. The differences between these estimates as of April 27, 2002 and January 26, 2002 resulted in the recording of an additional loss on disposal of $4,447,000 net of tax in the first quarter of fiscal 2003. In fiscal 2003, the sale and discontinuation of the Manufacturing and Marketing segment was completed and substantially all of the net assets of the segment, primarily accounts receivable and inventory, were disposed of. During the first quarter of fiscal 2004, most of the remaining net current assets of the discontinued segment were disposed of for amounts approximating the carrying values.

Note 6.  Restructuring Activities
---------------------------------

       In fiscal 2003, the Company closed 25 of the 27 Life Uniform stores included in the plan of restructuring adopted in fiscal 2002. In the fourth quarter of fiscal 2003, Management decided not to close the remaining two stores and, consequently, reversed $269,000 of the restructuring charge related to these two stores. As of January 25, 2003, the balance in the restructuring reserve totaled $1,263,000. In the first quarter of fiscal 2004, a total of $100,000 was charged to the restructuring reserve, including $91,000 for lease termination costs paid. In addition, the Company reversed $130,000 of the original restructuring charge due to favorable terminations of the store leases that have been settled to date. As of April 26, 2003, there was $1,033,000 remaining in the restructuring reserve that is expected to be utilized for lease termination costs in fiscal 2004.

 Note 7.  Business Segment Information
 -------------------------------------

       Historically, the Company has operated principally in three industry segments: Textile Services, Manufacturing and Marketing and Life Uniform. Manufacturing and Marketing has been treated as a discontinued operation for all periods presented due to the discontinuation of this segment in January 2002. Textile Services provides textile rental, laundry and linen management services primarily to healthcare institutions. Life Uniform operates a nationwide chain of specialty uniform and shoe stores, together with a fully-integrated catalogue and e-commerce operation, selling to healthcare professionals. All of the Company's services of its continuing business segments are provided in the United States. Summary data about each of the Company's continuing business segments for the first quarter ended April 26, 2003 and April 27, 2002 appears below (dollars in thousands):

                                                                               First Quarter Ended
                                                                     -----------------------------------------
                                                                      April 26, 2003          April 27, 2002
                                                                     -----------------       -----------------
Combined sales and revenues:
    Textile Services                                                         $ 71,383                $ 68,381
    Life Uniform                                                               21,656                  24,876
                                                                     -----------------       -----------------
                                                                             $ 93,039                $ 93,257
                                                                     =================       =================
Income from continuing operations before taxes:
    Textile Services                                                          $ 5,462                 $ 5,884
    Life Uniform                                                                  135                     701
    Interest, corporate expenses and other, net                                (2,131)                 (3,058)
                                                                     -----------------       -----------------
                                                                              $ 3,466                 $ 3,527
                                                                     =================       =================
Depreciation and amortization:
    Textile Services                                                          $ 2,437                 $ 2,299
    Life Uniform                                                                  658                     562
    Corporate                                                                      68                      82
                                                                     -----------------       -----------------
                                                                              $ 3,163                 $ 2,943
                                                                     =================       =================

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

       The following table reconciles weighted average shares outstanding to amounts used to calculate basic and diluted earnings (loss) per share for the first quarter ended April 26, 2003 and April 27, 2002 (shares in thousands):

                                                                                   First Quarter Ended
                                                                            ----------------------------------
                                                                              April 26,          April 27,
                                                                                 2003              2002
                                                                            ---------------   ----------------
Weighted average shares:
    Average shares outstanding                                                       8,786              8,616
    Effect of dilutive securities - option shares                                      141                122
                                                                            ---------------   ----------------
    Average shares outstanding, adjusted for
      dilutive effects                                                               8,927              8,738
                                                                            ===============   ================

Note 9.  Derivative Instruments and Hedging Activities
------------------------------------------------------

       The Company entered into an interest-rate swap agreement with one of its lenders effective September 9, 2002. The swap agreement fixes the variable portion of the interest rate at 3.58 percent on $10,000,000 of the outstanding debt under the revolving line of credit until termination on May 30, 2007. The Company has elected to apply cash flow hedge accounting for the interest-rate swap agreement in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Accordingly, the derivative is recorded as an asset or liability at its fair value. The effective portion of changes in the fair value of the derivative, as measured quarterly, is reported in accumulated other comprehensive income, and the ineffective portion, if any, is reported in net income of the current period. In the first quarter of fiscal 2004, the Company recorded a loss on the derivative of $43,000 net of tax in accumulated other comprehensive (loss) income. As of April 26, 2003, the Company has recorded a long-term liability of $328,000 for the fair value of the derivative.

       To minimize price risk due to market fluctuations, the Company has entered into fixed-price contracts for approximately 42 percent of its estimated natural gas purchase requirements in the next 12 months. Although these contracts are considered derivative instruments, they meet the normal purchases exclusion contained in SFAS No. 133, as amended by SFAS No. 138, and are therefore exempted from the related accounting requirements.

Note 10.  New Accounting Pronouncements
---------------------------------------

       The following new accounting pronouncements were adopted by the Company in the first quarter ended April 26, 2003:

       In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. Adoption of this statement did not have, and is not expected to have, a material impact on the Company's consolidated financial position, results of operations or cash flows.

       In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds the extraordinary treatment applied to gains and losses from extinguishment of debt pursuant to SFAS No. 4. During the second quarter of fiscal 2003, the Company incurred a pretax loss on early extinguishment of debt of $6,783,000 that was treated as an extraordinary item under SFAS No. 4. In accordance with SFAS No. 145, the loss will not be treated as an extraordinary item, and accordingly, results for the second quarter of fiscal 2003 will be restated to reflect this change in accounting treatment.

       In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. See Note 2 for the Company's disclosure required by SFAS No. 148.

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

              FIRST QUARTER ENDED APRIL 26, 2003 COMPARED WITH
                     FIRST QUARTER ENDED APRIL 27, 2002


     Analysis of Operations
     ----------------------

     First quarter fiscal 2004 combined sales and revenues of $93,039,000 were 0.2 percent lower than the first quarter last year, as a revenue increase in the Textile Services segment was negated by a sales decline at Life Uniform. Operating earnings decreased in both continuing business segments, but the total decrease was more than offset by significantly lower interest expense and a lower effective income tax rate. As a result, income from continuing operations increased 2.0 percent over the comparable prior year period. As discussed in Note 5, first quarter fiscal 2003 results included an additional loss on disposal of the discontinued Manufacturing and Marketing segment. Including this loss, first quarter results last year were a net loss of $2,154,000 or $.25 per basic and diluted share compared with net income of $2,340,000 this year, or $.27 per share ($.26 diluted).

     Textile Services
     ----------------

     Textile Services revenues increased 4.4 percent in the first quarter this year on the strength of increases in net new business throughout fiscal 2003 and in the first quarter this year. Operating earnings of this segment fell to 7.7 percent of revenues from 8.6 percent a year ago. Earnings suffered from higher workers' compensation and employee healthcare costs, which were planned for, as well as an unexpected increase of $345,000 in delivery fuel expense, especially in the State of California. The unfavorable expense comparison in workers' compensation costs, which approximated $500,000 in the first quarter and will have a similar effect in the second quarter, is expected to be offset by a large favorable expense comparison in this year's fourth quarter due to a significant increase in the prior year. This year's first quarter earnings benefited from a favorable settlement of litigation of $216,000 which reduced bad debt expense.

     Life Uniform
     ------------

     Life Uniform experienced a 12.9 percent decrease in sales in the quarter as the softening of demand that began in the fourth quarter last year worsened in this year's first quarter. Same-store sales were down 7.8 percent in the first quarter versus a 2.5 percent increase in the comparable prior year period and a 1.9 percent increase in the fourth quarter last year. Sales also declined due to having 21 fewer stores in operation at the end of the first quarter this year compared with last year, and the exiting of the low-margin hospitality line of business last year as part of the segment's restructuring plan. Catalogue and e-commerce sales increased 8.2 percent or $120,000. First quarter operating earnings decreased 80.7 percent to $135,000, primarily reflecting the lower sales volume, but were helped by the closing of underperforming stores in fiscal 2003. Gross margin improved to 53.9 percent from 51.4 percent a year ago due to lower discounting and better inventory control. In April 2003, Life's management implemented an expense reduction initiative that did not significantly impact the first quarter, but is expected to benefit the segment's operating results over the remainder of the year.

     Operating Expenses and Other
     ----------------------------

     Selling, general and administrative expenses were essentially unchanged at 23.2 percent of combined sales and revenues in the first quarter. A decrease in Life Uniform store operating expenses of $929,000 was offset by $325,000 of higher depreciation and maintenance of Life's new information systems and increased corporate expenses of $464,000 due in part to the Company's search for a new Chief Executive Officer. The reduction in interest expense of $1,392,000 reflects the lower debt level and lower interest rates following the complete refinancing of the Company's debt in the second quarter last year. Taxes on income from continuing operations have been provided for at an effective tax rate of 32.5 percent in the first quarter fiscal 2004 based upon the Company's estimated effective tax rate for the year.

     Restructuring Activities
     ------------------------

     See Note 6 for a discussion of the Company's utilization of the restructuring reserve in the first quarter of fiscal 2004. As of April 26, 2003, there was $1,033,000 of restructuring reserve remaining for lease termination costs that are being negotiated for the remaining 10 Life Uniform stores closed in fiscal 2003. In the first quarter of fiscal 2004, the Company reversed into income $130,000 of the original restructuring charge recorded in fiscal 2002 based on favorable terminations of the store leases that have been settled to date, as well as an estimate of the reserve required to settle the remaining store leases. It is Management's opinion that the remaining restructuring reserve is adequate. However, there is a risk that additional costs could result from the Company's inability to terminate the leases of the remaining closed stores for the amounts reserved. Conversely, any remaining restructuring reserve not needed for its original intended purpose will be reversed into income in the period such determination is made.

     Financial Condition, Liquidity and Capital Resources
     ----------------------------------------------------

     In the first quarter this year, the Company used its cash balances to further reduce long-term debt, principally consisting of the amount outstanding under the line of credit, to 9.0 percent of total capitalization from 13.0 percent at the beginning of the year. Cash generated from operations was used to reduce accounts payable and for higher incentive compensation payments related to fiscal 2003 financial performance. Capital expenditures increased $2,363,000 over the same period last year mainly as a result of construction of the Textile Services plant in Phoenix, Arizona. Net cash provided by discontinued operations reflects the proceeds from the liquidation of assets of the Manufacturing and Marketing segment which was substantially completed in fiscal 2003, net of the payment of certain sale-related liabilities.

     As of April 26, 2003, the Company had working capital of $54,336,000 and a current ratio of 2.2 to 1 compared with working capital of $61,297,000 and a current ratio of 2.2 to 1 as of January 25, 2003. As of April 26, 2003, the Company was in compliance with all financial covenants contained in its debt agreements.

     Management believes that the Company's financial condition is such that internal and external resources are sufficient and available to satisfy the Company's present and future requirements for debt service, capital expenditures, acquisitions, dividends and working capital.

     Forward-Looking Statements
     --------------------------

     Any forward-looking statements made in this document reflect the Company's current views with respect to future events and financial performance and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that may cause actual results to differ materially from those set forth in these statements. These potential risks and uncertainties include, but are not limited to, competitive and general economic conditions, the ability to retain current customers and to add new customers in competitive market environments, competitive pricing in the marketplace, delays in the shipment of orders, availability of labor at appropriate rates, availability and cost of energy and water supplies, the cost of workers' compensation and healthcare benefits, the ability to attract and retain key personnel, actual charges to the restructuring reserve significantly different from estimated charges, unusual or unexpected cash needs for operations or capital transactions, the effectiveness of certain expense reduction initiatives, the ability to obtain financing in required amounts and at appropriate rates, and other factors which may be identified in the Company's filings with the Securities and Exchange Commission.

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to commodity price risk related to the use of natural gas in laundry plants of the Textile Services segment. The total cost of natural gas in the first quarter ended April 26, 2003 was $2,739,000. To reduce the uncertainty of fluctuating energy prices, the Company has entered into fixed-price contracts for approximately 42 percent of the segment's estimated natural gas purchase requirements in the next 12 months. A hypothetical 10% increase in the cost of natural gas not covered by these contracts would result in a reduction of approximately $635,000 in annual pretax earnings.

     The Company's exposure to interest rate risk relates primarily to its new variable-rate revolving debt agreement entered into in the second quarter last year. As of April 26, 2003, there was $13,200,000 of outstanding debt under the credit facility, of which $10,000,000 bears interest at a fixed rate of 3.58 percent (plus a margin) under an interest-rate swap agreement entered into by the Company with one of its lenders effective September 9, 2002. A hypothetical increase of 100 basis points in short-term interest rates applicable to the outstanding debt not covered by the interest-rate swap agreement would result in a reduction of approximately $32,000 in annual pretax earnings.

     ITEM 4.  CONTROLS AND PROCEDURES

     The Company maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of the unaudited consolidated financial statements and other disclosures included in this report. The Company's Board of Directors, operating through its Audit Committee which is composed entirely of independent outside Directors, provides oversight to the financial reporting process.

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

                         PART II. OTHER INFORMATION


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
     -----------------------------------------

     (a)     See Exhibit Index included herein on page 18.

     (b) REPORTS ON FORM 8-K - On March 14, 2003, the Company filed a report on Form 8-K containing a press release announcing its earnings for the fourth quarter and fiscal year ended January 25, 2003.





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


                                            Angelica Corporation
                                            --------------------
                                            (Registrant)



     Date: June 6, 2003                     /s/ T. M. Armstrong
                                            -------------------
                                            T. M. Armstrong
                                            Senior Vice President -
                                            Finance and Administration
                                            Chief Financial Officer
                                            (Principal Financial Officer)




                                            /s/ James W. Shaffer
                                            --------------------
                                            James W. Shaffer
                                            Vice President and Treasurer
                                            (Principal Accounting Officer)

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 6, 2003                          /s/ Don W. Hubble
                                            ---------------------------------
                                            Don W. Hubble
                                            Chairman, President and
                                            Chief Executive Officer

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 6, 2003                   /s/ T. M. Armstrong
                                     ------------------------------------------
                                     T. M. Armstrong
                                     Senior Vice President - Finance &
                                     Administration and Chief Financial Officer

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