Form 10-Q
period 2003-07-26
ANGELICA CORP /NEW/
filed 2003-09-04
CIK 6571

============================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


           For The Quarter Ended                        Commission File
               July 26, 2003                             Number 1-5674


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

The number of shares outstanding of Registrant's Common Stock, par value $1.00 per share, at September 1, 2003 was 8,822,160 shares.


============================================================================

                            ANGELICA CORPORATION AND SUBSIDIARIES

                                           INDEX TO

                           JULY 26, 2003 FORM 10-Q QUARTERLY REPORT






                                                                                  Page Number
                                                                                  -----------
                                                                                   Reference
                                                                                   ---------
PART I.   FINANCIAL INFORMATION:

    Item 1.  Financial Statements:

       Consolidated Statements of Income - Second Quarter and
         First Half ended July 26, 2003 and July 27, 2002 (Unaudited)                 2

       Consolidated Balance Sheets - July 26, 2003
         and January 25, 2003 (Unaudited)                                             3

       Consolidated Statements of Cash Flows - First Half
         ended July 26, 2003 and July 27, 2002 (Unaudited)                            4

       Notes to Unaudited Consolidated Financial Statements                         5-10

    Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations                               11-13

    Item 3.  Quantitative and Qualitative Disclosures
       About Market Risk                                                             14

    Item 4.  Controls and Procedures                                               14-15

PART II.  OTHER INFORMATION:

    Item 4.  Results of Votes of Security Holders                                    16

    Item 6.  Exhibits and Reports on Form 8-K                                        16

    Signatures                                                                       17

    Exhibit Index                                                                    18

                       PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands, except per share amounts)


                                                                     Second Quarter Ended                 First Half Ended
                                                                   -------------------------          -------------------------
                                                                   July 26,         July 27,           July 26,        July 27,
                                                                     2003             2002               2003            2002
                                                                   --------         --------          ---------       ---------
CONTINUING OPERATIONS:
    Textile service revenues                                       $ 70,963         $ 66,795          $ 142,346       $ 135,176
    Net retail sales                                                 18,761           21,731             40,417          46,607
                                                                   --------         --------          ---------       ---------
Combined sales and revenues                                          89,724           88,526            182,763         181,783
                                                                   --------         --------          ---------       ---------
    Cost of textile services                                        (57,095)         (52,621)          (114,890)       (106,921)
    Cost of retail goods sold                                        (8,786)          (9,746)           (18,774)        (21,832)
                                                                   --------         --------          ---------       ---------
Combined cost of textile services and goods sold                    (65,881)         (62,367)          (133,664)       (128,753)
                                                                   --------         --------          ---------       ---------
Gross profit                                                         23,843           26,159             49,099          53,030
    Selling, general and administrative expenses                    (21,289)         (21,536)           (42,870)        (43,077)
    Restructuring charge reversal (Note 4)                              180              -                  310             -
    Other operating (expense) income, net                              (138)             439               (276)             76
                                                                   --------         --------          ---------       ---------
Income from operations                                                2,596            5,062              6,263          10,029
    Interest expense                                                   (155)            (684)              (393)         (2,246)
    Non-operating income (Note 5)                                     1,878              291              1,915             413
    Loss on early extinguishment of debt (Note 6)                       -             (6,783)               -            (6,783)
                                                                   --------         --------          ---------       ---------
Income (loss) from continuing operations pretax                       4,319           (2,114)             7,785           1,413
Income tax (provision) benefit (Note 7)                              (1,339)             973             (2,465)           (261)
                                                                   --------         --------          ---------       ---------

Income (loss) from continuing operations                              2,980           (1,141)             5,320           1,152

DISCONTINUED OPERATIONS (Note 8):
    Loss on disposal of discontinued segment                            -             (1,479)               -            (8,320)
    Income tax benefit of loss                                          -                518                -             2,912
                                                                   --------         --------          ---------       ---------
Loss from discontinued operations                                       -               (961)               -            (5,408)
                                                                   --------         --------          ---------       ---------
Net income (loss)                                                  $  2,980         $ (2,102)         $   5,320       $  (4,256)
                                                                   ========         ========          =========       =========



BASIC EARNINGS (LOSS) PER SHARE (Note 9):
    Income (loss) from continuing operations                       $   0.34         $  (0.13)         $    0.60       $    0.13
    Loss from discontinued operations                                   -              (0.11)               -             (0.62)
                                                                   --------         --------          ---------       ---------
Net income (loss)                                                  $   0.34         $  (0.24)         $    0.60       $   (0.49)
                                                                   ========         ========          =========       =========


DILUTED EARNINGS (LOSS) PER SHARE (Note 9):
    Income (loss) from continuing operations                       $   0.33         $  (0.13)         $    0.60       $    0.13
    Loss from discontinued operations                                   -              (0.11)               -             (0.62)
                                                                   --------         --------          ---------       ---------
Net income (loss)                                                  $   0.33         $  (0.24)         $    0.60       $   (0.49)
                                                                   ========         ========          =========       =========



The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)

                                                                                           July 26,               January 25,
                                                                                             2003                    2003
                                                                                           --------               -----------
ASSETS
------
Current Assets:
    Cash and short-term investments                                                        $  4,246                $ 18,166
    Receivables, less reserves of $910 and $724                                              36,214                  35,316
    Inventories                                                                              11,711                  13,395
    Linens in service                                                                        34,102                  32,520
    Prepaid expenses and other current assets                                                 2,004                   5,223
    Deferred income taxes                                                                     6,806                   6,110
    Net current assets of discontinued segment (Note 8)                                         -                     2,162
                                                                                           --------                --------
      Total Current Assets                                                                   95,083                 112,892
                                                                                           --------                --------

Property and Equipment                                                                      191,257                 178,237
Less -- reserve for depreciation                                                            104,647                  99,684
                                                                                           --------                --------
      Total Property and Equipment                                                           86,610                  78,553
                                                                                           --------                --------
Other:
    Goodwill (Note 10)                                                                        4,256                   4,256
    Other acquired assets (Note 10)                                                           1,885                   2,146
    Cash surrender value of life insurance                                                   28,300                  27,576
    Deferred income taxes                                                                     1,210                   1,405
    Miscellaneous                                                                             1,157                   1,456
                                                                                           --------                --------
      Total Other Assets                                                                     36,808                  36,839
                                                                                           --------                --------
Total Assets                                                                               $218,501                $228,284
                                                                                           ========                ========


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
    Current maturities of long-term debt                                                   $    184                $    237
    Accounts payable                                                                         19,458                  19,905
    Accrued wages and other compensation                                                      5,669                   9,300
    Other accrued liabilities                                                                22,653                  22,153
                                                                                           --------                --------
      Total Current Liabilities                                                              47,964                  51,595
                                                                                           --------                --------

Long-Term Debt, less current maturities                                                      10,401                  20,574
Other Long-Term Obligations                                                                  16,239                  16,455
                                                                                           --------                --------
Shareholders' Equity:
    Common Stock, $1 par value, authorized 20,000,000
      shares, issued:  9,471,538                                                              9,472                   9,472
    Capital surplus                                                                           4,481                   4,481
    Retained earnings                                                                       140,761                 137,548
    Accumulated other comprehensive loss                                                       (544)                   (511)
    Unamortized restricted stock                                                               (573)                    -
    Common Stock in treasury, at cost: 654,494 and 741,755                                   (9,700)                (11,330)
                                                                                           --------                --------
      Total Shareholders' Equity                                                            143,897                 139,660
                                                                                           --------                --------
Total Liabilities and Shareholders' Equity                                                 $218,501                $228,284
                                                                                           ========                ========




The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)


                                                                                                First Half Ended
                                                                                      -------------------------------------

                                                                                      July 26, 2003           July 27, 2002
                                                                                      -------------           -------------
Cash Flows from Operating Activities:
    Income from continuing operations                                                    $  5,320                $  1,152
    Non-cash items included in income from continuing operations:
      Depreciation                                                                          5,925                   6,592
      Amortization                                                                            510                     413
      Restructuring charge reversal (Note 4)                                                 (310)                    -
      Cash surrender value of life insurance                                                 (724)                   (735)
    Change in working capital components of continuing
      operations, net of businesses acquired/disposed of                                    1,460                  (2,149)
    Other, net                                                                               (706)                   (482)
                                                                                         --------                --------
Net cash provided by operating activities of continuing operations                         11,475                   4,791
                                                                                         --------                --------


Cash Flows from Investing Activities:
    Expenditures for property and equipment, net                                          (13,982)                 (5,543)
    Cost of businesses acquired                                                              (106)                    -
    Disposals of businesses and property                                                      -                     1,158
                                                                                         --------                --------
Net cash used in investing activities of continuing operations                            (14,088)                 (4,385)
                                                                                         --------                --------


Cash Flows from Financing Activities:
    Long-term debt repayments on refinancing and revolving debt                           (32,226)                (81,587)
    Borrowings of long-term revolving debt                                                 22,000                  33,200
    Dividends paid                                                                         (1,761)                 (1,380)
    Treasury stock reissued                                                                   567                     673
                                                                                         --------                --------
Net cash used in financing activities of continuing operations                            (11,420)                (49,094)
                                                                                         --------                --------

Net cash provided by discontinued operations (Note 8)                                         113                  39,109
                                                                                         --------                --------


Net decrease in cash and short-term investments                                           (13,920)                 (9,579)
Balance at beginning of year                                                               18,166                  18,742
                                                                                         --------                --------
Balance at end of period                                                                 $  4,246                $  9,163
                                                                                         ========                ========



Supplemental cash flow information:
    Income taxes paid                                                                    $    133                $    972
    Interest paid                                                                        $    252                $  3,421



The accompanying notes are an integral part of the consolidated financial statements.

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                     SECOND QUARTER AND FIRST HALF ENDED
                       JULY 26, 2003 AND JULY 27, 2002


Note 1.  Basis of Presentation
------------------------------

       The accompanying condensed consolidated financial statements are unaudited, and these consolidated statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 25, 2003. It is Management's opinion that all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results during the interim periods have been included. All significant intercompany accounts and transactions have been eliminated. The results of operations and cash flows for the second quarter and first half ended July 26, 2003 are not necessarily indicative of the results that will be achieved for the full year.

       Certain amounts in the prior periods have been reclassified to conform to current period presentation.

Note 2.  Stock-Based Compensation
---------------------------------

       In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. See below for the Company's disclosure required by SFAS No. 148.

       The Company has various stock option and stock bonus plans that provide for the granting of incentive stock options, non-qualified stock options, restricted stock and performance awards to certain employees and directors. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock and performance-based awards. Total restricted stock and performance-based awards issued in the second quarter ended July 26, 2003 and July 27, 2002 amounted to $128,000 and $123,000, respectively; and $733,000 and $161,000 for the first half ended July 26, 2003 and July 27, 2002, respectively. The amounts included in reported net income (loss) for restricted stock and performance-based awards in the second quarter ended July 26, 2003 and July 27, 2002 totaled $100,000 and $51,000, respectively; and $187,000 and $95,000 for the first half ended July 26, 2003 and July 27, 2002, respectively.

       Had compensation expense for stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net income
       (loss) and earnings (loss) per share for the second quarter and first half ended July 26, 2003 and July 27, 2002 would approximate the following pro forma amounts (dollars in thousands, except per share data):

                                                                      Second Quarter Ended              First Half Ended
                                                                    ------------------------        ------------------------
                                                                    July 26,        July 27,        July 26,        July 27,
                                                                      2003            2002            2003            2002
                                                                    --------        --------        --------        --------
Net income (loss):
     As reported                                                    $  2,980        $ (2,102)       $  5,320        $ (4,256)
     Deduct: Additional stock-based employee
         compensation expense determined under
         fair-value based method for all awards,
         net of related tax effects                                      (97)           (113)           (200)           (221)
                                                                    --------        --------        --------        --------
     Pro forma net income (loss)                                    $  2,883        $ (2,215)       $  5,120        $ (4,477)
                                                                    ========        ========        ========        ========


Basic earnings (loss) per share:
     As reported                                                    $   0.34        $  (0.24)       $   0.60        $  (0.49)
     Pro forma                                                          0.33           (0.26)           0.58           (0.52)

Diluted earnings (loss) per share:
     As reported                                                    $   0.33        $  (0.24)       $   0.60        $  (0.49)
     Pro forma                                                          0.32           (0.26)           0.57           (0.51)


       The effect of the application of SFAS No. 123 in this disclosure is not necessarily indicative of the pro forma effect on net income in future periods.

Note 3.  New Accounting Pronouncements
--------------------------------------

       In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The Company adopted the provisions of SFAS No. 143 in the first quarter ended April 26, 2003, which did not have a material impact on the consolidated financial statements.

       In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted the provisions of SFAS No. 149 in the second quarter ended July 26, 2003, which did not have a material impact on the consolidated financial statements.


       In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of SFAS No. 150 in the second quarter ended July 26, 2003, which did not have a material impact on the consolidated financial statements.

Note 4.  Restructuring Activities
---------------------------------

       In fiscal 2003, the Company closed 25 of the 27 Life Uniform stores included in the plan of restructuring adopted in fiscal 2002. In the fourth quarter of fiscal 2003, Management decided not to close the remaining two stores and, consequently, reversed $269,000 of the restructuring charge related to these two stores. As of January 25, 2003, the balance in the restructuring reserve totaled $1,263,000. In the first half of fiscal 2004, a total of $331,000 was charged to the restructuring reserve, including $322,000 for lease termination costs paid. In addition, the Company reversed $180,000 of the original restructuring charge in the second quarter and $310,000 in the first half ended July 26, 2003 due to favorable terminations of the store leases that have been settled to date. As of July 26, 2003, there was $622,000 remaining in the restructuring reserve that is expected to be utilized for termination costs of the remaining store leases.

Note 5.  General American Distribution
--------------------------------------

       In the second quarter of fiscal 2004, the Company was notified it will receive a pretax cash distribution of $1,848,000 in connection with the liquidation of the parent company of General American Life Insurance Company, an issuer of life insurance policies owned by the Company for funding supplemental pension and deferred compensation benefits. The Company expects to receive the distribution in the third quarter this year. Accordingly, $1,848,000 was recorded in non-operating income and receivables in the second quarter ended July 26, 2003. The Company anticipates it will receive at some time in the future a second distribution of a nominal amount at the conclusion of the liquidation proceedings. These distributions do not affect the life insurance policies owned by the Company or their cash surrender value.

Note 6.  Loss on Early Extinguishment of Debt
---------------------------------------------

       In the first quarter ended April 26, 2003, the Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds the extraordinary treatment applied to gains and losses from extinguishment of debt pursuant to SFAS No.
       4. During the second quarter of fiscal 2003, the Company incurred a pretax loss of $6,783,000 on early extinguishment of debt that was treated as an extraordinary item under SFAS No. 4. In accordance with SFAS No. 145, the loss is treated as an ordinary rather than extraordinary item, and accordingly, results for the second quarter of fiscal 2003 have been restated to reflect this change in accounting treatment.

Note 7.  Income Taxes
---------------------

       Taxes on income from continuing operations have been provided for at an effective tax rate of 31.0 percent and 31.7 percent in the second quarter and first half of fiscal 2004, respectively, based upon the Company's estimated effective tax rate for the year. The effective tax rate on income (loss) from continuing operations of 46.0 percent and 18.5 percent in the second quarter and first half of fiscal 2003, respectively, is due to the effect of the restatement of the extraordinary loss (see Note 6) which was tax effected at the incremental tax rate as a separate component of income (loss) from continuing operations in fiscal 2003 in accordance with SFAS No. 109.

Note 8.  Discontinued Operations
--------------------------------

       In January 2002, the Company announced plans to dispose of its Manufacturing and Marketing business. Consequently, the Manufacturing and Marketing segment was accounted for as a discontinued operation as of January 26, 2002, and a loss on disposal was recorded to write down the net assets of the segment to their estimated net realizable value, including estimates of the costs of disposal and transition. The differences between these estimates as of July 27, 2002 compared with April 27, 2002 and January 26, 2002 resulted in the recording of an additional loss on disposal of $961,000 and $5,408,000 net of tax in the second quarter and first half of fiscal 2003, respectively. In fiscal 2003, the sale and discontinuation of the Manufacturing and Marketing segment was completed and substantially all of the net assets of the segment, primarily accounts receivable and inventory, were disposed of. During the first half of fiscal 2004, the remaining net current assets of the discontinued segment were disposed of for amounts approximating their carrying values.

Note 9.  Earnings (Loss) Per Share
----------------------------------

       Basic earnings (loss) per share is computed by dividing net income
       (loss) by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of Common and Common equivalent shares outstanding.

       The following table reconciles weighted average shares outstanding to amounts used to calculate basic and diluted earnings (loss) per share for the second quarter and first half ended July 26, 2003 and July 27, 2002 (shares in thousands):

                                                                  Second Quarter Ended              First Half Ended
                                                               -------------------------        ------------------------
                                                                July 26,        July 27,        July 26,        July 27,
                                                                  2003            2002            2003            2002
                                                                --------        --------        --------        --------
Weighted average shares:
    Average shares outstanding                                     8,811           8,654           8,798           8,635
    Effect of dilutive securities - option shares                    129               -             135             135
                                                                --------        --------        --------        --------
    Average shares outstanding, adjusted for
      dilutive effects                                             8,940           8,654           8,933           8,770
                                                                ========        ========        ========        ========


       Stock options having a potentially dilutive impact of 151 Common equivalent shares are not included in the calculation of earnings
       (loss) per share in the second quarter ended July 27, 2002, as their effect is antidilutive on loss from continuing operations.

Note 10.  Goodwill and Other Intangible Assets
----------------------------------------------

       In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill is no longer amortized effective with the Company's adoption date of January 27, 2002. Instead, goodwill is tested for impairment using a fair-value based analysis at least annually as of a selected date, which is the end of the third quarter for the Company.

       As of July 26, 2003, the carrying amounts of goodwill allocated to the Textile Services and Life Uniform segments were $3,465,000 and $791,000, respectively, which were unchanged from the carrying values as of January 25, 2003. During the first half ended July 26, 2003, there were no material acquisitions or dispositions of other acquired assets. Other acquired assets consisted of the following (dollars in thousands):

                                                      July 26, 2003                                    January 25, 2003
                                          ----------------------------------------        -----------------------------------------
                                          Gross                        Other              Gross                         Other
                                          Carrying    Accumulated      Acquired           Carrying    Accumulated       Acquired
                                          Amount      Amortization     Assets, net        Amount      Amortization      Assets, net
                                          ------      ------------     -----------        ------      ------------      -----------
       Customer contracts                 $6,029         $(4,618)         $1,411          $5,923          $(4,411)         $1,512
       Non-compete covenants               2,650          (2,176)            474           2,650           (2,016)            634
                                          ------         -------          ------          ------          -------          ------

       Other acquired assets              $8,679         $(6,794)         $1,885          $8,573          $(6,427)         $2,146
                                          ======         =======          ======          ======          =======          ======

       Other acquired assets are scheduled to be fully amortized by fiscal year 2009 with corresponding annual amortization expense estimated for each fiscal year as follows (dollars in thousands):

                               2004           $703
                               2005            552
                               2006            436
                               2007            351
                               2008            183
                               2009             27

Note 11.  Derivative Instruments and Hedging Activities
-------------------------------------------------------

       The Company entered into an interest-rate swap agreement with one of its lenders effective September 9, 2002. The swap agreement fixes the variable portion of the interest rate at 3.58 percent on $10,000,000 of the outstanding debt under the revolving line of credit until termination on May 30, 2007. The Company has elected to apply cash flow hedge accounting for the interest-rate swap agreement in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Accordingly, the derivative is recorded as an asset or liability at its fair value. The effective portion of changes in the fair value of the derivative, as measured quarterly, is reported in accumulated other comprehensive income, and the ineffective portion, if any, is reported in net income of the current period. The gain (loss) on the derivative included in accumulated other comprehensive loss in the second quarter and first half ended July 26, 2003 amounted to $10,000 and $(33,000), respectively, net of tax. As of July 26, 2003, the Company has recorded a long-term liability of $313,000 for the fair value of the derivative.

       To minimize price risk due to market fluctuations, the Company has entered into fixed-price contracts for approximately 58 percent of its estimated natural gas purchase requirements in the next 12 months. Although these contracts are considered derivative instruments, they meet the normal purchases exclusion contained in SFAS No. 133, as amended by SFAS No. 138 and SFAS No. 149, and are therefore exempted from the related accounting requirements.

Note 12.  Comprehensive Income (Loss)
-------------------------------------

       Comprehensive income (loss), consisting of net income (loss) and changes in the fair value of derivatives used for interest rate risk management, net of taxes, totaled $2,990,000 and $(2,102,000) for the quarters ended July 26, 2003 and July 27, 2002, respectively; and $5,287,000 and $(4,256,000) for the first half ended July 26, 2003 and July 27, 2002, respectively.

Note 13.  Business Segment Information
--------------------------------------

       Historically, the Company has operated principally in three industry segments: Textile Services, Manufacturing and Marketing and Life Uniform. Manufacturing and Marketing has been treated as a discontinued operation for all periods presented due to the discontinuation of this segment in January 2002. Textile Services provides textile rental, laundry and linen management services primarily to healthcare institutions. Life Uniform operates a nationwide chain of specialty uniform and shoe stores, together with a fully-integrated catalogue and e-commerce operation, selling to healthcare professionals. All of the Company's services of its continuing business segments are provided in the United States. Summary data about each of the Company's continuing business segments for the second quarter and first half ended July 26, 2003 and July 27, 2002 appears below (dollars in thousands):

                                                       Second Quarter Ended                    First Half Ended
                                                    --------------------------           ----------------------------
                                                    July 26,          July 27,           July 26,           July 27,
                                                      2003              2002               2003               2002
                                                    --------          --------           ---------          ---------
Combined sales and revenues:
    Textile Services                                $ 70,963          $ 66,795           $ 142,346          $ 135,176
    Life Uniform                                      18,761            21,731              40,417             46,607
                                                    --------          --------           ---------          ---------
                                                    $ 89,724          $ 88,526           $ 182,763          $ 181,783
                                                    ========          ========           =========          =========


Income from operations:
    Textile Services                                $  5,655          $  6,651           $  11,113          $  12,535
    Life Uniform                                        (854)              522                (719)             1,223
    Corporate expense                                 (2,205)           (2,111)             (4,131)            (3,729)
                                                    --------          --------           ---------          ---------
                                                    $  2,596          $  5,062           $   6,263          $  10,029
                                                    ========          ========           =========          =========


Depreciation and amortization:
    Textile Services                                $  2,348          $  3,322           $   4,785          $   5,621
    Life Uniform                                         673               580               1,331              1,142
    Corporate                                            192               160                 319                242
                                                    --------          --------           ---------          ---------
                                                    $  3,213          $  4,062           $   6,435          $   7,005
                                                    ========          ========           =========          =========

PAGE>

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

         SECOND QUARTER AND FIRST HALF ENDED JULY 26, 2003
                           COMPARED WITH
         SECOND QUARTER AND FIRST HALF ENDED JULY 27, 2002


Analysis of Operations
----------------------

Combined sales and revenues of $89,724,000 in the second quarter were
1.4 percent higher than the same quarter last year, and are up 0.5 percent to $182,763,000 for the first half versus the first half last year. Strong revenue increases in the Textile Services segment more than offset significant sales declines in the Life Uniform segment. Operating income declined in both segments in the second quarter and first half compared with the same periods a year ago. However, second quarter income from continuing operations benefited from a pretax distribution of $1,848,000 in connection with the liquidation of the parent company of an issuer of life insurance policies owned by the Company (see Note 5). Including this non-recurring item, net income was $.34 per share ($.33 diluted) in the second quarter and $.60 per share in the first half this year.

As discussed in Note 6, the Company restated its second quarter fiscal 2003 results to reflect the change from extraordinary to ordinary accounting treatment of the loss on early extinguishment of debt of $6,783,000 pretax. As a result of the restatement, the Company reported a loss from continuing operations of $.13 per share in the second quarter and income of $.13 per share from continuing operations in the first half ended July 27, 2002. Including the loss on disposal of the discontinued Manufacturing and Marketing segment of $961,000 and $5,408,000 in the second quarter and first half of fiscal 2003, respectively (see Note 8), the Company reported a per share net loss of $.24 and $.49 in the second quarter and first half last year, respectively.

Excluding the aforementioned non-recurring income in the second quarter this year ($.14 per diluted share net of tax) and loss on early extinguishment of debt in last year's second quarter ($.50 per diluted share net of tax), income from continuing operations in the second quarter and first half ended July 26, 2003 decreased to $.19 and $.45 per diluted share, respectively, from $.37 and $.63 per diluted share in the second quarter and first half ended July 27, 2002, respectively, as reported last year.

Textile Services
----------------

Textile Services segment revenues increased 6.2 percent in the second quarter and 5.3 percent in the first half compared with the same periods a year ago, benefiting from previous increases in net new business. Revenues have also increased in the sub-acute market segment (long-term care facilities and clinics). Operating earnings of the segment decreased 15.0 percent in the second quarter this year, and are down 11.3 percent in the first half, due to increased costs of workers' compensation, utilities and delivery fuel. The unfavorable expense comparison in workers' compensation costs, which totaled $514,000 in the second quarter and $1,028,000 in the first half, is expected to be offset by a favorable expense comparison approximating $1,000,000 in this year's fourth quarter due to a significant increase in the prior year's fourth quarter expense. Utilities and delivery fuel have combined to account for $1,017,000 and

$1,356,000 of cost increases in the second quarter and first half, respectively. In addition, second quarter fiscal 2003 segment earnings included gains of $474,000 on the sale of the Denver, Colorado plant, and $178,000 from the reversal of the intercompany profit deferral due to the sale of the Manufacturing and Marketing segment. This year's first quarter earnings benefited from a favorable settlement of litigation of $216,000 which reduced bad debt expense.

Life Uniform
------------

Life Uniform continued to experience significant sales declines in fiscal 2004 due to weak demand. Sales decreased 13.7 percent in the second quarter following a 12.9 percent decrease in the first quarter compared with the prior year. Same-store sales were down 8.7 percent in the second quarter, accounting for approximately one-half of the sales decline. For the first half, same-store sales decreased 8.0 percent in fiscal 2004 versus a 4.3 percent increase in fiscal 2003. Sales also declined due to having 22 fewer stores in operation at the end of the second quarter this year compared with last year, and the exiting of the low-margin hospitality line of business last year as part of the segment's fiscal 2002 restructuring plan. Catalogue and e-commerce sales decreased 8.0 percent in the second quarter, but were up slightly for the first half. This distribution channel has yet to reach the breakeven level despite efforts to optimize costs. Gross margin of 53.2 percent in the second quarter was lower than the 55.2 percent of a year ago which included a gain of $371,000, or 1.8 percent gross margin, from the reversal of the intercompany profit deferral referred to above. Primarily reflecting the lower sales volume, Life Uniform suffered operating losses of $854,000 in the second quarter and $719,000 in the first half of fiscal 2004, compared with operating earnings of $522,000 and $1,223,000 in the second quarter and first half of fiscal 2003, respectively. Expense reduction initiatives implemented near the end of the first quarter this year are beginning to have a positive impact on segment earnings. Life's operating results in fiscal 2004 include restructuring charge reversals of $180,000 in the second quarter and $310,000 in the first half (see Note 4).

Operating Expenses and Other
----------------------------

Selling, general and administrative expenses decreased 1.1 percent in the second quarter to 23.7 percent of combined sales and revenues from
24.3 percent in the second quarter last year. For the first half, these expenses decreased 0.5 percent to 23.5 percent of combined sales and revenues from 23.7 percent a year ago. A second quarter decrease in Life Uniform store operating expenses of $471,000 due to fewer stores and lower catalogue expenses of $169,000 were mostly offset by increases of $280,000 for support and maintenance of Life's new information systems and $160,000 of corporate expense related to the Company's search for a new Chief Executive Officer. The $439,000 of net other operating income in the second quarter last year includes the aforementioned gain on the sale of Textile Services' Denver plant. The reduction in interest expense of $529,000 in the second quarter and $1,853,000 in the first half reflects the lower debt level and lower interest rates following the complete refinancing of the Company's debt in the second quarter last year.

Restructuring Activities
------------------------

See Note 4 for a discussion of the Company's utilization of the restructuring reserve in the first half of fiscal 2004. As of July 26, 2003, there was $622,000 of restructuring reserve remaining for lease termination costs that are being negotiated for the remaining six Life Uniform stores closed in fiscal 2003. In the second quarter and first half of fiscal 2004, the Company reversed into income from continuing operations $180,000 and $310,000 of the original restructuring charge recorded in fiscal 2002 due to terminations of store leases for amounts less than reserved, and the current estimate of the reserve required to terminate the remaining store leases. It is Management's opinion that the remaining restructuring reserve is adequate. However, there is a risk that additional costs could result from the Company's inability to terminate the leases of the remaining closed stores for the amounts reserved. Conversely, any remaining restructuring reserve not needed for its original intended purpose will be reversed into income in the period such determination is made.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

In the first half ended July 26, 2003, the Company used strong cash flow generated by operating activities of continuing operations to further reduce long-term debt, principally consisting of the amount outstanding under the line of credit, to 6.9 percent of total capitalization from 13.0 percent at the beginning of the year. The reduction in long-term debt of $10,226,000 in the first half this year was achieved despite significantly higher capital expenditures due to Textile Services' new plants in Phoenix, AZ and Columbia, SC. Net cash provided by discontinued operations reflects the proceeds from the liquidation of assets of the Manufacturing and Marketing segment which was substantially completed in fiscal 2003, net of the payment of certain sale-related liabilities. The Company's cash balance will be augmented by the expected receipts in the second half of fiscal 2004 of the $1,848,000 General American distribution and a Federal income tax refund of approximately $4,000,000 due mainly to the loss on the sale of the Manufacturing and Marketing segment recorded previously.

As of July 26, 2003, the Company had working capital of $47,119,000 and a current ratio of 2.0 to 1, both lower than $61,297,000 and 2.2 to 1 as of January 25, 2003 due primarily to the decrease in cash and short-term investments of $13,920,000 in the first half ended July 26, 2003. As of July 26, 2003, the Company was in compliance with all financial covenants contained in its debt agreements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to commodity price risk related to the use of natural gas in laundry plants of the Textile Services segment. The total cost of natural gas in the second quarter and first half ended July 26, 2003 was $2,484,000 and $5,223,000, respectively. To reduce the uncertainty of fluctuating energy prices, the Company has entered into fixed-price contracts for approximately 58 percent of the segment's estimated natural gas purchase requirements in the next 12 months. A hypothetical 10 percent increase in the cost of natural gas not covered by these contracts would result in a reduction of approximately $439,000 in annual pretax earnings.

The Company is also exposed to commodity price risk resulting from the consumption of gasoline and diesel fuel for delivery trucks in the Textile Services segment. The total cost of truck fuel in the second quarter and first half ended July 26, 2003 was $986,000 and $2,152,000, respectively. A hypothetical 10 percent increase in the cost of delivery fuel would result in a decrease of approximately $430,000 in annual pretax earnings.

The Company's exposure to interest rate risk relates primarily to its variable-rate revolving debt agreement entered into in the second quarter of fiscal 2003. As of July 26, 2003, there was $10,000,000 of outstanding debt under the credit facility, all of which bears interest at a fixed rate of 3.58 percent (plus a margin) under an interest-rate swap agreement entered into by the Company with one of its lenders effective September 9, 2002. Amounts borrowed under the credit facility in excess of the $10,000,000 covered by the interest-rate swap agreement bear interest at a rate equal to either (i) LIBOR plus a margin, or (ii) a Base Rate, defined as the higher of (a) the Federal Funds Rate plus .50 percent and (b) the Prime Rate. The margin is based on the Company's ratio of "Funded Debt" to "EBITDA," as each is defined in the Loan Agreement (currently 1.0 percent).

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

As of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities in a timely manner, particularly during the period for which this quarterly report is being prepared. The Chief Executive Officer and Chief Financial Officer also concluded based upon their evaluation that the Company's disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting subsequent to the date of this most recent evaluation, nor were any corrective actions required with regard to significant deficiencies and material weaknesses. It should be noted that any system of internal controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any internal control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all future conditions, regardless of how remote.

                         PART II. OTHER INFORMATION


ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on May 28, 2003, the only matter submitted to a vote of shareholders was the election of Directors.

The following Directors were elected to the following terms (or until a successor is elected and has qualified or until his or her earlier death, resignation or removal):

                                                          VOTES              VOTES
             NAME                                         "FOR"            "WITHHELD"
             ----                                         -----            ----------
For Term expiring at the 2006 Annual Meeting:
    David A. Abrahamson.................................7,715,344            81,892
    Alan C. Henderson*..................................7,716,180            81,056
    Stephen M. O'Hara...................................7,716,238            80,998

* Mr. Henderson resigned from the Company's Board of Directors, effective June 24, 2003. The Company's Corporate Governance Guidelines require a Director to submit his or her resignation if there is a substantial reduction in his or her role with their employer.
Consistent with that requirement, Mr. Henderson submitted his resignation when he retired as Chief Executive Officer of RehabCare Group, Inc.

The following Directors are continuing current terms expiring at the 2004 Annual Meeting: Susan S. Elliott, Don W. Hubble, and Kelvin R. Westbrook. The following Directors are continuing current terms expiring at the 2005 Annual Meeting: Charles W. Mueller and William A. Peck.

Brokers were permitted to vote on the election of Directors in the absence of instructions from street-name holders; therefore broker non-votes did not occur in that matter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  See Exhibit Index included herein on page 18.

(b) REPORTS ON FORM 8-K - On May 20, 2003, the Company filed a report on Form 8-K under Item 9 and Item 12 containing a press release announcing its earnings for the first quarter ended
     April 26, 2003.

     A report on Form 8-K was filed on May 29, 2003 under Item 9 which included the Quarterly Report to Shareholders for the first quarter ended April 26, 2003 as an exhibit, pursuant to Regulation FD.

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


                                       Angelica Corporation
                                       --------------------
                                       (Registrant)



Date:  September 4, 2003               /s/ T. M. Armstrong
                                       -------------------
                                       T. M. Armstrong
                                       Senior Vice President -
                                       Finance and Administration
                                       Chief Financial Officer
                                       (Principal Financial Officer)




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

4.1 Shareholder Rights Plan dated August 25, 1998. Filed as Exhibit 1 to Registration Statement on Form 8-A on August 28, 1998.**

31.1       Section 302 Certification of Chief Executive Officer.*

31.2       Section 302 Certification of Chief Financial Officer.*

32.1       Section 906 Certification of Chief Executive Officer.*

32.2       Section 906 Certification of Chief Financial Officer.*