Form 10-Q
period 2003-10-25
ANGELICA CORP /NEW/
filed 2003-12-08
CIK 6571

==============================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

           For The Quarter Ended                       Commission File
             October 25, 2003                          Number 1-5674


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

The number of shares outstanding of Registrant's Common Stock, par value $1.00 per share, at December 1, 2003 was 8,846,332 shares.

==============================================================================

                    ANGELICA CORPORATION AND SUBSIDIARIES

                                  INDEX TO

                 OCTOBER 25, 2003 FORM 10-Q QUARTERLY REPORT


                                                                   Page Number
                                                                   -----------
                                                                    Reference
                                                                    ---------

PART I.   FINANCIAL INFORMATION:

    Item 1.  Condensed Financial Statements:

       Consolidated Statements of Income - Third Quarter and
         Nine Months ended October 25, 2003 and October 26, 2002
         (Unaudited)                                                    2

       Consolidated Balance Sheets - October 25, 2003
         and January 25, 2003 (Unaudited)                               3

       Consolidated Statements of Cash Flows - Nine Months
         ended October 25, 2003 and October 26, 2002 (Unaudited)        4

       Notes to Unaudited Consolidated Financial Statements            5-10

    Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations                  11-14

    Item 3.  Quantitative and Qualitative Disclosures
       About Market Risk                                               15

    Item 4.  Controls and Procedures                                  15-16

PART II.  OTHER INFORMATION:

    Item 6.  Exhibits and Reports on Form 8-K                          17

    Signatures                                                         18

    Exhibit Index                                                     19-20

                       PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


CONSOLIDATED STATEMENTS OF INCOME
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands, except per share amounts)


                                                                 Third Quarter Ended             Nine Months Ended
                                                              -------------------------     --------------------------
                                                              October 25,   October 26,     October 25,    October 26,
                                                                  2003         2002            2003           2002
                                                              -----------   -----------     -----------    -----------
CONTINUING OPERATIONS:
    Textile service revenues                                   $ 70,576       $ 68,108       $ 212,922      $ 203,284
    Net retail sales                                             21,422         24,525          61,839         71,132
                                                              ----------     ----------     -----------    -----------
Combined sales and revenues                                      91,998         92,633         274,761        274,416
                                                              ----------     ----------     -----------    -----------
    Cost of textile services                                    (57,699)       (54,706)       (172,589)      (161,627)
    Cost of retail goods sold                                    (9,822)       (10,754)        (28,596)       (32,586)
                                                              ----------     ----------     -----------    -----------
Combined cost of textile services and goods sold                (67,521)       (65,460)       (201,185)      (194,213)
                                                              ----------     ----------     -----------    -----------
Gross profit                                                     24,477         27,173          73,576         80,203
    Selling, general and administrative expenses                (21,254)       (21,729)        (64,124)       (64,806)
    Restructuring charge reversal (Note 4)                            -              -             310              -
    Other operating (expense) income, net                          (194)           (69)           (470)             7
                                                              ----------     ----------     -----------    -----------
Income from operations                                            3,029          5,375           9,292         15,404
    Interest expense                                               (117)          (345)           (510)        (2,591)
    Non-operating income (Note 5)                                    23             49           1,938            462
    Loss on early extinguishment of debt (Note 6)                     -              -               -         (6,783)
                                                              ----------     ----------     -----------    -----------
Income from continuing operations pretax                          2,935          5,079          10,720          6,492
Income tax provision (Note 7)                                      (751)        (1,524)         (3,216)        (1,785)
                                                              ----------     ----------     -----------    -----------

Income from continuing operations                                 2,184          3,555           7,504          4,707

DISCONTINUED OPERATIONS (NOTE 8):
    Loss on disposal of discontinued segment                          -         (1,375)              -         (9,695)
    Income tax benefit of loss                                        -            481               -          3,393
                                                              ----------     ----------     -----------    -----------
Loss from discontinued operations                                     -           (894)              -         (6,302)
                                                              ----------     ----------     -----------    -----------
Net income (loss)                                              $  2,184       $  2,661       $   7,504      $  (1,595)
                                                              ==========     ==========     ===========    ===========


BASIC EARNINGS (LOSS) PER SHARE (NOTE 9):
    Income from continuing operations                          $   0.25       $   0.41       $    0.85      $    0.54
    Loss from discontinued operations                                 -          (0.10)              -          (0.72)
                                                              ----------     ----------     -----------    -----------
Net income (loss)                                              $   0.25       $   0.31       $    0.85      $   (0.18)
                                                              ==========     ==========     ===========    ===========

DILUTED EARNINGS (LOSS) PER SHARE (NOTE 9):
    Income from continuing operations                          $   0.24       $   0.40       $    0.84      $    0.54
    Loss from discontinued operations                                 -          (0.10)              -          (0.72)
                                                              ----------     ----------     -----------    -----------
Net income (loss)                                              $   0.24       $   0.30       $    0.84      $   (0.18)
                                                              ==========     ==========     ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)

                                                                                 October 25,      January 25,
                                                                                    2003             2003
                                                                                 -----------      -----------
ASSETS
------
Current Assets:
    Cash and short-term investments                                                $  9,780        $ 18,166
    Receivables, less reserves of $1,098 and $724                                    35,077          35,316
    Inventories                                                                      12,563          13,395
    Linens in service                                                                33,558          32,520
    Prepaid expenses and other current assets                                         1,876           5,223
    Deferred income taxes                                                             6,530           6,110
    Net current assets of discontinued segment (Note 8)                                   -           2,162
                                                                                  ----------      ----------
      Total Current Assets                                                           99,384         112,892
                                                                                  ----------      ----------

Property and Equipment                                                              193,088         178,237
Less -- reserve for depreciation                                                    105,216          99,684
                                                                                  ----------      ----------
      Total Property and Equipment                                                   87,872          78,553
                                                                                  ----------      ----------
Other:
    Goodwill (Note 10)                                                                4,256           4,256
    Other acquired assets (Note 10)                                                   1,677           2,146
    Cash surrender value of life insurance                                           28,758          27,576
    Deferred income taxes                                                             1,652           1,405
    Miscellaneous                                                                     1,044           1,456
                                                                                  ----------      ----------
      Total Other Assets                                                             37,387          36,839
                                                                                  ----------      ----------
Total Assets                                                                       $224,643        $228,284
                                                                                  ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
    Current maturities of long-term debt                                           $    184        $    237
    Accounts payable                                                                 19,496          19,905
    Accrued wages and other compensation                                              5,482           9,300
    Other accrued liabilities                                                        28,154          22,153
                                                                                  ----------      ----------
      Total Current Liabilities                                                      53,316          51,595
                                                                                  ----------      ----------

Long-Term Debt, less current maturities                                              10,353          20,574
Other Long-Term Obligations                                                          15,470          16,455
                                                                                  ----------      ----------

Shareholders' Equity:
    Common Stock, $1 par value, authorized 20,000,000
      shares, issued:  9,471,538                                                      9,472           9,472
    Capital surplus                                                                   4,481           4,481
    Retained earnings                                                               141,962         137,548
    Accumulated other comprehensive loss                                               (503)           (511)
    Unamortized restricted stock                                                       (540)              -
    Common Stock in treasury, at cost: 634,903 and 741,755                           (9,368)        (11,330)
                                                                                  ----------      ----------
      Total Shareholders' Equity                                                    145,504         139,660
                                                                                  ----------      ----------
Total Liabilities and Shareholders' Equity                                         $224,643        $228,284
                                                                                  ==========      ==========



The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)

                                                                                    Nine Months Ended
                                                                             ------------------------------
                                                                             October 25,        October 26,
                                                                                2003               2002
                                                                             -----------        -----------
Cash Flows from Operating Activities:
    Income from continuing operations                                         $  7,504           $   4,707
    Non-cash items included in income from continuing operations:
      Depreciation                                                               9,016               9,619
      Amortization                                                                 776                 558
      Restructuring charge reversal (Note 4)                                      (310)                  -
      Cash surrender value of life insurance                                    (1,182)             (1,200)
    Change in working capital components of continuing
      operations, net of businesses acquired/disposed of                         7,007               5,990
    Utilization of restructuring reserves                                         (325)               (647)
    Other, net                                                                    (466)              1,137
                                                                             ----------         -----------
Net cash provided by operating activities of continuing operations              22,020              20,164
                                                                             ----------         -----------


Cash Flows from Investing Activities:
    Expenditures for property and equipment, net                               (18,335)            (10,173)
    Cost of businesses acquired                                                    (72)             (2,806)
    Disposals of businesses and property                                             -               1,432
                                                                             ----------         -----------
Net cash used in investing activities of continuing operations                 (18,407)            (11,547)
                                                                             ----------         -----------


Cash Flows from Financing Activities:
    Long-term debt repayments on refinancing and revolving debt                (33,574)           (110,043)
    Borrowings of long-term revolving debt                                      23,300              58,500
    Dividends paid                                                              (2,643)             (2,075)
    Treasury stock reissued                                                        741                 878
                                                                             ----------         -----------
Net cash used in financing activities of continuing operations                 (12,176)            (52,740)
                                                                             ----------         -----------

Net cash provided by discontinued operations (Note 8)                              177              33,236
                                                                             ----------         -----------


Net decrease in cash and short-term investments                                 (8,386)            (10,887)
Balance at beginning of year                                                    18,166              18,742
                                                                             ----------         -----------
Balance at end of period                                                      $  9,780           $   7,855
                                                                             ==========         ===========

Supplemental cash flow information:
    Income taxes (refunded) paid                                              $ (3,868)          $   1,041
    Interest paid                                                             $    281           $   3,671


The accompanying notes are an integral part of the consolidated financial statements.

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                     THIRD QUARTER AND NINE MONTHS ENDED
                    OCTOBER 25, 2003 AND OCTOBER 26, 2002




Note 1.  Basis of Presentation
------------------------------

       The accompanying condensed consolidated financial statements are unaudited, and these consolidated statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 25, 2003. It is Management's opinion that all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results during the interim periods have been included. All significant intercompany accounts and transactions have been eliminated. The results of operations and cash flows for the third quarter and nine months ended October 25, 2003 are not necessarily indicative of the results that will be achieved for the full year.

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

       The Company has various stock option and stock bonus plans that provide for the granting of incentive stock options, non-qualified stock options, restricted stock and performance awards to certain employees and directors. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock and performance-based awards. Total restricted stock and performance-based awards issued in the third quarter ended October 25, 2003 and October 26, 2002 amounted to $59,000 and $3,000, respectively; and $792,000 and $164,000 for the nine months ended October 25, 2003 and October 26, 2002, respectively. The amounts included in reported net income (loss) for restricted stock and performance-based awards in the third quarter ended October 25, 2003 and October 26, 2002 totaled $92,000 and $50,000, respectively; and $279,000 and $145,000 for the nine months ended October 25, 2003 and October 26, 2002, respectively.

       Had compensation expense for stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net income
       (loss) and earnings (loss) per share for the third quarter and nine months ended October 25, 2003 and October 26, 2002 would approximate the following pro forma amounts (dollars in thousands, except per share data):

                                                          Third Quarter Ended              Nine Months Ended
                                                      ---------------------------      --------------------------
                                                      October 25,     October 26,      October 25,    October 26,
                                                          2003            2002            2003            2002
                                                      -----------     -----------      -----------    -----------
Net income (loss):
     As reported                                         $2,184          $2,661           $7,504        $(1,595)
     Deduct: Additional stock-based employee
         compensation expense determined under
         fair-value based method for all awards,
         net of related tax effects                        (109)           (117)            (309)          (338)
                                                        --------        --------         --------       --------
     Pro forma net income (loss)                         $2,075          $2,544           $7,195        $(1,933)
                                                        ========        ========         ========       ========

Basic earnings (loss) per share:
     As reported                                         $ 0.25          $ 0.31           $ 0.85        $ (0.18)
     Pro forma                                             0.23            0.29             0.82          (0.22)

Diluted earnings (loss) per share:
     As reported                                         $ 0.24          $ 0.30           $ 0.84        $ (0.18)
     Pro forma                                             0.23            0.29             0.80          (0.22)


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

Note 4.  Restructuring Activities
---------------------------------

       In fiscal 2003, the Company closed 25 of the 27 Life Uniform stores included in the plan of restructuring adopted in fiscal 2002. In the fourth quarter of fiscal 2003, Management decided not to close the remaining two stores and, consequently, reversed $269,000 of the restructuring charge related to these two stores. As of January 25, 2003, the balance in the restructuring reserve totaled $1,263,000. In the first nine months of fiscal 2004, a total of $334,000 was charged to the restructuring reserve, including $325,000 for lease termination costs paid. In addition, the Company reversed $310,000 of the original restructuring charge in the nine months ended October 25, 2003 due to favorable terminations of the store leases that have been settled to date. As of October 25, 2003, there was $619,000 remaining in the restructuring reserve that is expected to be utilized for termination costs of the remaining store leases.

Note 5.  General American Distribution
--------------------------------------

       In the third quarter of fiscal 2004, the Company received a pretax cash distribution of $1,857,000 in connection with the liquidation of the parent company of General American Life Insurance Company, an issuer of life insurance policies owned by the Company for funding supplemental pension and deferred compensation benefits. The distribution was recorded in non-operating income in the nine months ended October 25, 2003. The Company anticipates it will receive at some time in the future a second distribution of a nominal amount at the conclusion of the liquidation proceedings. These distributions do not affect the life insurance policies owned by the Company or their cash surrender value.

Note 6.  Loss on Early Extinguishment of Debt
---------------------------------------------

       In the first quarter of fiscal 2004, the Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds the extraordinary treatment applied to gains and losses from extinguishment of debt pursuant to SFAS No.
       4. During the second quarter of fiscal 2003, the Company incurred a pretax loss of $6,783,000 on early extinguishment of debt that was treated as an extraordinary item under SFAS No. 4. In accordance with SFAS No. 145, the loss is treated as an ordinary rather than extraordinary item, and accordingly, results for the first nine months of fiscal 2003 have been restated to reflect this change in accounting treatment.

Note 7.  Income Taxes
---------------------

       Taxes on income from continuing operations have been provided for at an effective tax rate of 25.6 percent and 30.0 percent in the third quarter and first nine months of fiscal 2004, respectively, based upon the Company's estimated effective tax rate for the year. The effective tax rate on income from continuing operations of 27.5 percent in the first nine months of fiscal 2003 was due to the effect of the restatement of the extraordinary loss (see Note 6) which was tax effected at the incremental tax rate as a separate component of income from continuing operations in fiscal 2003 in accordance with SFAS No. 109.

Note 8.  Discontinued Operations
--------------------------------

       In January 2002, the Company announced plans to dispose of its Manufacturing and Marketing business. Consequently, the Manufacturing and Marketing segment was accounted for as a discontinued operation as of January 26, 2002, and a loss on disposal was recorded to write down the net assets of the segment to their estimated net realizable value, including estimates of the costs of disposal and transition. The differences between these estimates as of October 26, 2002 compared with July 27, 2002 and January 26, 2002 resulted in the recording of an additional loss on disposal of $894,000 and $6,302,000 net of tax in the third quarter and first nine months of fiscal 2003, respectively. In fiscal 2003, the sale and discontinuation of the Manufacturing and Marketing segment was completed and substantially all of the net assets of the segment, primarily accounts receivable and inventory, were disposed of. During the first nine months of fiscal 2004, the remaining net current assets of the discontinued segment were disposed of for amounts approximating their carrying values.

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

       The following table reconciles weighted average shares outstanding to amounts used to calculate basic and diluted earnings (loss) per share for the third quarter and nine months ended October 25, 2003 and October 26, 2002 (shares in thousands):

                                                           Third Quarter Ended              Nine Months Ended
                                                       ---------------------------     ---------------------------
                                                       October 25,     October 26,     October 25,     October 26,
                                                          2003            2002            2003            2002
                                                       -----------     -----------     -----------     -----------
Weighted average shares:
    Average shares outstanding                            8,830          8,686            8,809           8,652
    Effect of dilutive securities - option shares           158            184              140             145
                                                         -------        -------          -------         -------
    Average shares outstanding, adjusted for
      dilutive effects                                    8,988          8,870            8,949           8,797
                                                         =======        =======          =======         =======

Note 10.  Goodwill and Other Intangible Assets
----------------------------------------------

       Under SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is no longer amortized. Instead, goodwill is tested for impairment using a fair-value based analysis at least annually as of a selected date, which is the end of the third quarter for the Company. Accordingly, the Company performed its annual impairment test as of October 25, 2003, which resulted in no indication of goodwill impairment.

       As of October 25, 2003, the carrying amounts of goodwill allocated to the Textile Services and Life Uniform segments were $3,465,000 and $791,000, respectively, which were unchanged from the carrying values as of January 25, 2003. During the nine months ended October 25, 2003, there were no material acquisitions or dispositions of other acquired assets. Other acquired assets consisted of the following (dollars in thousands):

                                              October 25, 2003                                January 25, 2003
                                  ------------------------------------------      ------------------------------------------
                                   Gross                            Other          Gross                           Other
                                  Carrying      Accumulated        Acquired       Carrying     Accumulated        Acquired
                                   Amount       Amortization     Assets, net       Amount      Amortization      Assets, net
                                  --------      ------------     -----------      --------     ------------      -----------

       Customer contracts          $5,995         $(4,726)          $1,269         $5,923        $(4,411)          $1,512
       Non-compete covenants        2,650          (2,242)             408          2,650         (2,016)             634
                                  --------       ---------         --------       --------      ---------         --------

       Other acquired assets       $8,645         $(6,968)          $1,677         $8,573        $(6,427)          $2,146
                                  ========       =========         ========       ========      =========         ========

       Other acquired assets are scheduled to be fully amortized by fiscal year 2009 with corresponding annual amortization expense estimated for each fiscal year as follows (dollars in thousands):

                               2004      $698
                               2005       557
                               2006       445
                               2007       366
                               2008       150
                               2009         2

Note 11.  Derivative Instruments and Hedging Activities
-------------------------------------------------------

       The Company entered into an interest-rate swap agreement with one of its lenders effective September 9, 2002. The swap agreement fixes the variable portion of the interest rate (excluding a margin) at 3.58 percent on $10,000,000 of the outstanding debt under the revolving line of credit until termination on May 30, 2007. The Company has elected to apply cash flow hedge accounting for the interest-rate swap agreement in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Accordingly, the derivative is recorded as an asset or liability at its fair value. The effective portion of changes in the fair value of the derivative, as measured quarterly, is reported in accumulated other comprehensive income, and the ineffective portion, if any, is reported in net income of the current period. The gain on the derivative included in accumulated other comprehensive loss in the third quarter and nine months ended October 25, 2003 amounted to $41,000 and $8,000, respectively, net of tax. The Company has recorded a long-term liability of $249,000 and $260,000 for the fair value of the derivative as of October 25, 2003 and January 25, 2003, respectively.

       To minimize price risk due to market fluctuations, the Company has entered into fixed-price contracts for approximately 50 percent of its estimated natural gas purchase requirements in the next 12 months. Although these contracts are considered derivative instruments, they meet the normal purchases exclusion contained in SFAS No. 133, as amended by SFAS No. 138 and SFAS No. 149, and are therefore exempted from the related accounting requirements.

Note 12.  Comprehensive Income (Loss)
-------------------------------------

       Comprehensive income (loss), consisting of net income (loss) and changes in the fair value of derivatives used for interest rate risk management, net of taxes, totaled $2,225,000 and $2,582,000 for the third quarter ended October 25, 2003 and October 26, 2002, respectively; and $7,512,000 and $(1,674,000) for the nine months ended October 25, 2003 and October 26, 2002, respectively.

Note 13.  Business Segment Information
--------------------------------------

       Historically, the Company has operated principally in three industry segments: Textile Services, Manufacturing and Marketing and Life Uniform. Manufacturing and Marketing has been treated as a discontinued operation for all periods presented due to the discontinuation of this segment in January 2002. Textile Services provides textile rental, laundry and linen management services primarily to healthcare institutions. Life Uniform operates a nationwide chain of specialty retail uniform and shoe stores, together with a fully-integrated catalogue and e-commerce operation, selling to healthcare professionals. All of the Company's services of its continuing business segments are provided in the United States. Summary data about each of the Company's continuing business segments for the third quarter and nine months ended October 25, 2003 and October 26, 2002 appears below (dollars in thousands):

                                        Third Quarter Ended                   Nine Months Ended
                                   -----------------------------         -----------------------------
                                   October 25,       October 26,         October 25,       October 26,
                                      2003              2002                2003              2002
                                   -----------       -----------         -----------       -----------

Combined sales and revenues:
    Textile Services                 $70,576          $68,108             $212,922          $203,284
    Life Uniform                      21,422           24,525               61,839            71,132
                                    ---------        ---------           ----------        ----------
                                     $91,998          $92,633             $274,761          $274,416
                                    =========        =========           ==========        ==========

Income from operations:
    Textile Services                 $ 4,729          $ 5,765             $ 15,842          $ 18,300
    Life Uniform                          (6)           1,668                 (725)            2,891
    Corporate expense                 (1,694)          (2,058)              (5,825)           (5,787)
                                    ---------        ---------           ----------        ----------
                                     $ 3,029          $ 5,375             $  9,292          $ 15,404
                                    =========        =========           ==========        ==========

Depreciation and amortization:
    Textile Services                 $ 2,456          $ 2,249             $  7,241          $  7,870
    Life Uniform                         700              626                2,031             1,768
    Corporate                            201              297                  520               539
                                    ---------        ---------           ----------        ----------
                                     $ 3,357          $ 3,172             $  9,792          $ 10,177
                                    =========        =========           ==========        ==========

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

            THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 25, 2003
                                COMPARED WITH
            THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 26, 2002


     Analysis of Operations
     ----------------------
     Combined sales and revenues of $91,998,000 in the third quarter of fiscal 2004 declined 0.7 percent from the same quarter last year, as revenue gains in the Textile Services segment failed to offset continued sales declines in the Life Uniform segment. Operating income was lower in both segments in the current quarter compared with the prior-year quarter, reflecting the significantly lower sales volume at Life Uniform and cost pressures affecting Textile Services. Net income of $.25 per share ($.24 diluted) in the quarter was 19.4 percent below the $.31 per share ($.30 diluted), which included a loss from discontinued operations of $894,000 or $.10 per share, earned in the third quarter last year.

     For the first nine months of this fiscal year, combined sales and revenues were essentially even with the comparable prior-year period, but operating income decreased in both Textile Services and Life Uniform. However, income from continuing operations benefited from a pretax distribution of $1,857,000 ($.15 per diluted share net of tax) in connection with the liquidation of the parent company of an issuer of life insurance policies owned by the Company (see Note 5). Including this distribution, net income was $.85 per share ($.84 diluted) in the first nine months this year.

     As discussed in Note 6, the Company restated its results for the first nine months of fiscal 2003 to reflect the change from extraordinary to ordinary accounting treatment of the loss on early extinguishment of debt of $6,783,000 pretax ($.50 per diluted share net of tax). As a result of the restatement, the Company reported income from continuing operations of $.54 per share for the nine months ended October 26, 2002. Including the loss on disposal of the discontinued Manufacturing and Marketing segment of $6,302,000 in the first nine months of fiscal 2003 (see Note 8), the Company reported a per share net loss of $.18 for the nine-month period last year.

     Textile Services
     ----------------

     Textile Services segment revenues increased 3.6 percent in the third quarter and 4.7 percent in the first nine months compared with the same periods a year ago, benefiting from previous increases in net new business. Revenues in the first nine months last year included $854,000 from the Denver, CO plant, which was sold in May 2002 at a gain of $474,000. Despite the revenue increases, operating earnings of the segment decreased 18.0 percent and 13.4 percent in the third quarter and first nine months this year, respectively, as compared with last year's same periods. An increase of $981,000 in workers' compensation costs in this year's first nine months is expected to be offset by a favorable expense comparison in this year's fourth quarter due to a significant increase in the prior year's fourth quarter expense. Utilities and delivery fuel have combined to account for approximately $777,000 and $2,046,000 of cost increases in the third quarter and first nine months, respectively. Textile Services has been unable to completely offset these cost increases with higher prices charged to its customers due to competitive pricing pressures in the marketplace. Segment results were also negatively affected, as expected, by an operating loss of $411,000 from the start up of the new Phoenix, AZ plant that opened during the third quarter this year.

     Life Uniform
     ------------

     Life Uniform continued to experience significant sales declines in fiscal 2004. Sales decreased 12.7 percent in the third quarter compared with the prior year, and are 13.1 percent below last year for the first nine months. Same-store sales were down 7.7 percent and 7.8 percent in the third quarter and first nine months, respectively, accounting for approximately one-half of the sales declines. Sales also declined due to having 18 fewer stores in operation at the end of the third quarter this year compared with the same time last year, and the exiting of the low-margin hospitality line of business last year as part of the segment's fiscal 2002 restructuring plan. Catalogue and e-commerce sales decreased 13.1 percent in the third quarter, and were down 4.1 percent for the first nine months at $3,934,000. Segment gross margin of 54.1 percent in the third quarter was lower than the 56.2 percent of a year ago which included a gain of $412,000, or 1.7 percent gross margin, from the reversal of an intercompany profit deferral due to the sale of the Manufacturing and Marketing segment. Gross margin in the first nine months of fiscal 2004 was 53.8 percent as compared with 54.2 percent of a year ago, which included the reversal of the intercompany profit deferral of $783,000, or 1.1 percent gross margin. Primarily reflecting the lower sales volume, Life Uniform posted operating losses of $6,000 in the third quarter and $725,000 in the first nine months of fiscal 2004, compared with operating earnings of $1,668,000 and $2,891,000 in the third quarter and first nine months of fiscal 2003, respectively. Life's operating results in fiscal 2004 include a restructuring charge reversal of $310,000 in the first nine months (see
     Note 4).

     On October 29, 2003, the Company announced that it has hired an investment banking firm to review strategic alternatives for the under-performing Life Uniform segment. At the same time, the Company announced the resignation of the segment President. The strategic review process is currently under way.

     Operating Expenses and Other
     ----------------------------

     Selling, general and administrative expenses decreased 2.2 percent in the third quarter to 23.1 percent of combined sales and revenues from
     23.5 percent in the third quarter last year. For the first nine months, these expenses decreased 1.1 percent to 23.3 percent of combined sales and revenues from 23.6 percent a year ago. Decreases in Life Uniform store operating expenses due to fewer stores and lower incentive compensation accruals across the Company were mostly offset by increases in operating expenses for support and maintenance of Life's new information systems and corporate costs related to the Company's search for a new Chief Executive Officer. The $7,000 of net other operating income in the first nine months last year includes the aforementioned gain on the sale of Textile Services' Denver plant. The reductions in interest expense of $228,000 in the third quarter and $2,081,000 in the first nine months reflect the lower debt level and lower interest rates following the complete refinancing of the Company's debt in the second quarter last year. In addition, imputed interest cost of $209,000 has been capitalized in the nine months ended October 25, 2003 in connection with the capital spending for Textile Services' new plants in Phoenix, AZ and Columbia, SC.

     Restructuring Activities
     ------------------------

     See Note 4 for a discussion of the Company's utilization of the Life Uniform restructuring reserve in the first nine months of fiscal 2004. As of October 25, 2003, there was $619,000 of restructuring reserve remaining for lease termination costs that are being negotiated for the remaining Life Uniform stores closed in fiscal 2003. In the first nine months of fiscal 2004, the Company reversed into income from continuing operations $310,000 of the original restructuring charge recorded in fiscal 2002 due to terminations of store leases for amounts less than reserved and Management's revised estimate of the reserve required to terminate the remaining store leases. It is Management's opinion that the remaining restructuring reserve is adequate; however, there is a risk that additional costs could result from the Company's inability to terminate the leases of the remaining closed stores for the amounts reserved. Conversely, any remaining restructuring reserve not needed for its original intended purpose will be reversed into income in the period such determination is made.

     Financial Condition, Liquidity and Capital Resources
     ----------------------------------------------------

     In the nine months ended October 25, 2003, the Company used cash flow generated by operating activities of continuing operations to further reduce its debt, principally consisting of the amount outstanding under a bank line of credit, to 6.8 percent of total capitalization from 13.0 percent at the beginning of the year. The $10,274,000 reduction in total debt in the first nine months this year was achieved despite capital expenditures of $7,288,000 and $1,539,000 related to Textile Services' new plants in Phoenix, AZ and Columbia, SC, respectively. Net cash provided by discontinued operations reflects the proceeds from the liquidation of assets of the Manufacturing and Marketing segment which was substantially completed in fiscal 2003, net of the payment of certain sale-related liabilities. During the third quarter this year, the Company received the $1,857,000 General American distribution referred to above and a Federal income tax refund of $4,054,000 due mainly to the loss on the sale of the Manufacturing and Marketing segment recorded in prior fiscal years.

     As of October 25, 2003, the Company had working capital of $46,068,000 and a current ratio of 1.9 to 1, both lower than $61,297,000 and 2.2 to 1 as of January 25, 2003 due primarily to the reduction in debt and higher capital expenditures in the first nine months ended October 25, 2003. As of October 25, 2003, the Company was in compliance with all financial covenants contained in its debt agreements.

     Management believes that the Company's financial condition is such that internal and external resources are sufficient and available to satisfy the Company's requirements for debt service, capital expenditures, acquisitions, dividends and working capital over the course of the next 12 months.

     Forward-Looking Statements
     --------------------------

     Any forward-looking statements made in this document reflect the Company's current views with respect to future events and financial performance and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that may cause actual results to differ materially from those set forth in these statements. These potential risks and uncertainties include, but are not limited to, competitive and general economic conditions, the ability to retain current customers and to add new customers in competitive market environments, competitive pricing in the marketplace, delays in the shipment of orders, availability of labor at appropriate rates, availability and cost of energy and water supplies, the cost of workers' compensation and healthcare benefits, the ability to attract and retain key personnel, actual charges to the restructuring reserve significantly different from estimated charges, unusual or unexpected cash needs for operations or capital transactions, the effectiveness of certain expense reduction initiatives, the ability to obtain financing in required amounts and at appropriate rates, the ability to identify, negotiate, fund and integrate acquisitions, and other factors which may be identified in the Company's filings with the Securities and Exchange Commission.

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to commodity price risk related to the use of natural gas in laundry plants of the Textile Services segment. The total cost of natural gas in the third quarter and nine months ended October 25, 2003 was $2,401,000 and $7,624,000, respectively. To reduce the uncertainty of fluctuating energy prices, the Company has entered into fixed-price contracts for approximately 50 percent of the segment's estimated natural gas purchase requirements in the next 12 months. A hypothetical 10 percent increase in the cost of natural gas not covered by these contracts would result in a reduction of approximately $508,000 in annual pretax earnings.

     The Company is also exposed to commodity price risk resulting from the consumption of gasoline and diesel fuel for delivery trucks in the Textile Services segment. The total cost of truck fuel in the third quarter and nine months ended October 25, 2003 was $965,000 and $3,117,000, respectively. A hypothetical 10 percent increase in the cost of delivery fuel would result in a decrease of approximately $416,000 in annual pretax earnings.

     The Company's exposure to interest rate risk relates primarily to its variable-rate revolving debt agreement entered into in the second quarter of fiscal 2003. As of October 25, 2003, there was $10,000,000 of outstanding debt under the credit facility, all of which bears interest at a fixed rate of 3.58 percent (plus a margin) under an interest-rate swap agreement entered into by the Company with one of its lenders effective September 9, 2002. Amounts borrowed under the credit facility in excess of the $10,000,000 covered by the interest-rate swap agreement bear interest at a rate equal to either
     (i) LIBOR plus a margin, or (ii) a Base Rate, defined as the higher of
     (a) the Federal Funds Rate plus .50 percent and (b) the Prime Rate. The margin is based on the Company's ratio of "Funded Debt" to "EBITDA," as each is defined in the Loan Agreement. As of October 25, 2003, the margin was 1.0 percent.

     ITEM 4.  CONTROLS AND PROCEDURES

     The Company maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of the unaudited consolidated financial statements and other disclosures included in this report. The Company's Board of Directors, operating through its Audit Committee which is composed entirely of independent Directors, provides oversight to the financial reporting process.

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

                         PART II. OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
     -----------------------------------------

     (a)     See Exhibit Index on page 19.

     (b) REPORTS ON FORM 8-K - On August 19, 2003, the Company filed and/or furnished a report on Form 8-K under Items 7 and 12 containing a press release announcing its earnings for the second quarter ended July 26, 2003.

             A report on Form 8-K was filed and/or furnished on August 27, 2003 under Items 7 and 9 which included the Quarterly Report to Shareholders for the second quarter ended July 26, 2003 as an exhibit, pursuant to Regulation FD.

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

                                             Angelica Corporation
                                             --------------------
                                             (Registrant)



     Date:  December 8, 2003                 /s/ T. M. Armstrong
                                             -------------------
                                             T. M. Armstrong
                                             Senior Vice President -
                                             Finance and Administration
                                             Chief Financial Officer
                                             (Principal Financial Officer)




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

10.1 Employment Agreement between the Company and Stephen M. O'Hara, dated September 15, 2003.*

10.2 Restricted Stock Agreement between the Company and Stephen M. O'Hara, dated September 15, 2003.*

10.3  Non-Qualified Stock Option Agreement between the Company and Stephen
      M. O'Hara, dated September 15, 2003 (100,000 shares at $19.66 exercise price).*

10.4  Non-Qualified Stock Option Agreement between the Company and Stephen
      M. O'Hara, dated September 15, 2003 (50,000 shares at $25.00 exercise price).*

10.5  Non-Qualified Stock Option Agreement between the Company and Stephen
      M. O'Hara, dated September 15, 2003 (50,000 shares at $30.00 exercise price).*

10.6  First Amendment to Employment Agreement between the Company and Paul
      R. Anderegg, dated September 15, 2003.*

10.7 Amended specimen form of Stock Option Agreement under the Angelica Corporation 1994 Performance Plan.*

10.8 Amended specimen form of Stock Option Agreement under the Angelica Corporation 1999 Performance Plan.*

10.9 Amendment to Angelica Corporation Supplemental Plan restated as of September 1, 2000, dated August 27, 2003.*

31.1  Section 302 Certification of Chief Executive Officer.*

31.2  Section 302 Certification of Chief Financial Officer.*

32.1  Section 906 Certification of Chief Executive Officer.*

32.2  Section 906 Certification of Chief Financial Officer.*