Form 10-K
period 2004-01-31
ANGELICA CORP /NEW/
filed 2004-04-15
CIK 6571

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                            --------------------

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended January 31, 2004

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
                                         -----

  Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act)  Yes  X    No
                                      -----    -----

  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

$160,284,287 based on the average of the high/low transaction price of the Common Stock on July 25, 2003.

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of March 31, 2004.

        Common Stock, $1.00 par value, 8,931,529 shares outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2004 Annual Meeting of
      Shareholders are incorporated by reference in Parts II and III.

============================================================================

                                               TABLE OF CONTENTS

                                                                                                          Page
                                                                                                          ----

                                                    PART I
                                                    ------
Item 1.      Business......................................................................................1
Item 2.      Properties....................................................................................2
Item 3.      Legal Proceedings.............................................................................3
Item 4.      Submission of Matters to Vote of Security Holders.............................................3
Item 4A.     Executive Officers of the Registrant..........................................................4


                                                    PART II
                                                    -------

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters.........................5
Item 6.      Selected Financial Data (Unaudited)...........................................................5
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.........7
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk...................................13
Item 8.      Financial Statements and Supplementary Data..................................................14
Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.........14
Item 9A.     Controls and Procedures......................................................................14


                                                   PART III
                                                   --------

Item 10.     Directors and Executive Officers of the Registrant...........................................14
Item 11.     Executive Compensation.......................................................................14
Item 12.     Security Ownership of Certain Beneficial Owners and Management...............................15
Item 13.     Certain Relationships and Related Transactions...............................................16
Item 14.     Principal Accountant Fees and Services.......................................................16


                                                    PART IV
                                                    -------

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................16

                                   PART I
                                   ------

ITEM 1.  BUSINESS
-----------------

GENERAL DEVELOPMENT OF BUSINESS
-------------------------------

Angelica Corporation (the "Company") provides linen management services, primarily to healthcare providers, through its Textile Services segment and sells medical apparel to individuals providing healthcare services through its Life Uniform retail segment. The Company was founded in 1878 and was incorporated as Angelica Corporation in 1968. The Company's principal executive offices are located in Chesterfield, Missouri.

The Company's businesses are reported in two industry segments: Textile Services and Life Uniform. Information about the Company's industry segments appears in Note 17 of the Notes to Consolidated Financial Statements included in response to Item 15 of this Form 10-K and is incorporated herein by reference. This information includes, for each segment, sales and revenues, income from operations, assets, depreciation and amortization and capital additions for each of the three years in the period ended January 31, 2004. The Company's current business segments are described below.

On February 25, 2004, the Board of Directors of the Company announced that it has decided to pursue the sale of Life Uniform. Accordingly, beginning the first quarter ending May 1, 2004, the Company will reclassify on its balance sheet the assets and liabilities and on the income statement the results of operations relating to the Life Uniform division as discontinued operations. However, the Company intends to continue to operate the division pending successful negotiation of its sale.

TEXTILE SERVICES
----------------

As of January 31, 2004, the Textile Services segment had 28 laundry plants generally in or near various major metropolitan areas in the United States, principally providing textile rental and linen management services to healthcare institutions. This segment also provides a limited amount of general linen services in selected areas, principally to restaurants, hotels and motels.

The markets in which the Textile Services segment operates are very competitive, being characterized generally by a large number of independent, privately-owned competitors. Industry statistics are not available, but the Company estimates the healthcare linen services market at approximately $5.3 billion and believes that its Textile Services segment constitutes the largest supplier of textile rental and linen management services to healthcare institutions in the United States. Competition is on the basis of quality, reliability and price, not necessarily in that order.

LIFE UNIFORM
------------

The Life Uniform segment is a specialty retailer offering uniforms and shoes primarily for nurses and other healthcare professionals through a nationwide chain of retail stores under the name of Life Uniform and Shoe Shops, located primarily in malls and strip shopping centers and, to a limited extent, inside hospitals. The segment also offers merchandise by means of catalogues and e-commerce to complement its retail stores, as well as by means of "on-the-job shopping events" where merchandise is taken to a particular healthcare location for sale.

The Company believes there are approximately 1,250 specialty retail stores and approximately ten catalogue operations in the United States, all primarily privately-owned, offering merchandise comparable to that offered by the Company's Life Uniform segment. In addition, this type of merchandise is also offered by others, including some large chain retailers, including Wal-Mart. The Company believes that approximately 30 percent of all uniforms sold to healthcare professionals are sold through catalogues. Retail operations are conducted under highly competitive conditions in the local area where each of the Company's stores is located, with the Company competing on the basis of store location, merchandise selection and value. Industry statistics are not available, but the Company estimates the healthcare uniform retail market at approximately $1 billion and believes its Life Uniform segment is the nation's largest specialty retailer offering uniforms and shoes to nurses and other healthcare professionals and the only national provider through the four distribution channels of retail stores, catalogues, e-commerce and on-the-job shopping events.

ADDITIONAL INFORMATION
----------------------

The Company does not hold any material patents, licenses, franchises or concessions. It does not consider its business to be seasonal to any significant extent. No single customer represents ten percent or more of revenue. No portion of the Company's business is subject to renegotiation of profits under a government contract.

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

EMPLOYEES
---------

As of January 31, 2004, the Company employed approximately 5,700 persons, including approximately 650 part-time employees (Textile Services, 4,725; Life Uniform, 925; and Corporate, 50).

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
--------------------------------------------

The Company provides linen management services in 13 states and manages retail stores in 37 states. No sales are sought outside of the United States.

AVAILABLE INFORMATION
---------------------

Since November 15, 2002, the Company has made available free of charge on or through its web site, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The Company's web site is www.angelica.com.

In addition, the Company has adopted a Code of Conduct and Ethics that applies to the Company's senior executive and financial officers pursuant to
Section 406 of the Sarbanes-Oxley Act of 2002. This code, as well as charters relating to the Company's audit committee, compensation and organization committee and corporate governance and nominating committee, are available free of charge on or through its web site. In the event of any amendments to or waivers from provisions of the Code of Conduct and Ethics, the Company will satisfy its disclosure requirement under the Securities and Exchange Act of 1934, as amended, by posting the amendments or waivers on its web site in lieu of filing a report of such events on Form 8-K.

ITEM 2.  PROPERTIES
-------------------

A list of the Company's principal facilities as of January 31, 2004 follows. Unless otherwise indicated, each of the facilities is owned by the Company. There is no individual parcel of real estate owned or leased which is of material significance to the Company's operations or total assets. In the opinion of the Company, all such facilities are maintained in good condition and are adequate and suitable for the purposes for which they are used.

                         Textile Services Laundries
                         --------------------------

Antioch, CA                Colton, CA               Edison, NJ
Ballston Spa, NY           Fresno, CA               Pawtucket, RI
Batavia, NY                Holly Hill, FL           Pomona, CA
Chicago, IL                Houston, TX              Phoenix, AZ
Colton, CA                 Long Beach, CA           Rio Vista, CA
Columbia, SC(1)            Lorain, OH               Rockmart, GA
Dallas, TX (leased)        Los Angeles, CA          San Diego, CA
Daytona Beach, FL          Ooltewah, TN             San Fernando, CA
St. Louis, MO              Tampa, FL
Stockton, CA               Vallejo, CA (leased)

(1) Our new facility in Columbia, SC commenced operations February 2, 2004.

The Company's laundry facility at Vallejo, CA is owned by the City of Vallejo and is occupied by the Company pursuant to a sublease with the City's prime tenant. The Company has been informed that the site may be required for use by the City's sanitation and flood control district as a wastewater storage basin and that it may be necessary for the City to take the property by way of an eminent domain proceeding. Should that become necessary, it is anticipated that the Company will be compensated for the cost of relocating its Vallejo business operations to an alternative facility. The Company believes that an acceptable alternative site is available and does not anticipate a material impact to its business should relocation become necessary.

The Company occupies its Dallas, TX facility pursuant to a lease agreement that will be expiring in 2005. The Company has been informed that the owner of the facility may not be willing to renew the Company's current lease upon terms considered acceptable to the Company. Accordingly, although the Company is continuing its efforts to negotiate an acceptable extension of its current lease agreement for its existing facility, it is also evaluating alternative sites to which its Dallas, TX business operations can be moved. The Company believes that an acceptable alternative site is available, if needed, and does not anticipate a material impact to its business should relocation become necessary.

As of January 31, 2004, 28 laundries, both owned and leased, plus warehouse facilities and depots located in 13 states, were used in the Textile Services segment. Laundry facilities generally are not fully utilized, although some of them operate on a multi-shift basis. The Company estimates that, assuming the availability of labor, output of these facilities could be increased by 20 percent with existing equipment by working longer hours, and by an additional 25 percent (for a total of 45 percent) with the installation of additional equipment.

                             Life Uniform Stores
                             -------------------

As of January 31, 2004, there were 228 retail specialty stores, located in 37 states, used in the Life Uniform segment. All retail store premises are leased.

                                Miscellaneous
                                -------------

Angelica Corporation
Corporate headquarters
St. Louis County, MO (leased)

Angelica Textile Services
Principal executive offices
Alpharetta, GA (leased)

Life Uniform Offices
St. Louis County, MO (leased)

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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

No matters were submitted to a vote of shareholders during the fourth quarter of the Company's year ended January 31, 2004.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------

                                                                                        Year First
                                                                                        Elected as
Name                                         Present Position(1)(2)                     an Officer        Age
----                                         ----------------------                     ----------        ---
Stephen M. O'Hara(3)                       President and Chief Executive                  2003             49
                                           Officer

Paul R. Anderegg(4)                        Vice President; President,                     2001             53
                                           Textile Services
                                           Business Segment

Steven L. Frey(5)                          Vice President, General Counsel                1999             54
                                           and Secretary

James W. Shaffer(6)                        Vice President, Treasurer and Chief            1999             51
                                           Financial Officer


(1) The principal occupations of the officers throughout the past five years are set forth below.

(2)      All officers serve at the pleasure of the Board of Directors.

(3) Stephen M. O'Hara joined the Company as President and Chief Executive Officer on September 15, 2003. He has served on the Company's Board of Directors since 2000. Mr. O'Hara was Chief Executive Officer of Rawlings Sporting Goods Company, Inc., a seller of athletic equipment and uniforms, from November 1998 to September 2003 and Chairman from November 1998 to March 2003.

(4) Paul R. Anderegg has been a Vice President of the Company and President of the Textile Services Business Segment since February 1, 2001. Prior to that time, he served in the following capacities with The TruGreen Companies, a residential and commercial landscape and lawn care business: Vice President, Sales & Marketing from July 2000 to February 2001; President/Chief Operating Officer of TruGreen Landcare from July 1999 to July 2000; Executive Vice President/Chief Operating Officer of TruGreen Landscape Division from January 1999 to July 1999; and Senior Vice President-Operations of TruGreen Chemlawn from 1996 to 1999.

(5) Steven L. Frey has been Vice President, General Counsel and Secretary of the Company since March 1, 1999. Prior to that time, he was in private practice from 1996 to 1999 with the law firm of Helfrey, Simon & Jones, P.C.

(6) James W. Shaffer has been Vice President and Treasurer of the Company since September 1999 and was appointed Chief Financial Officer on February 29, 2004. He also served as Corporate Controller of the Company from May 1999 to September 1999. Prior to that time, he was Director of Financial Reporting and Tax for Edison Brothers Stores, Inc., a shoe and apparel retailer, from October 1995 to April 1999.

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

                                   PART II
                                   -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

The Company's Common Stock trades on the New York Stock Exchange under the symbol "AGL." Set forth below are the high and low sale prices of the Common Stock and the dividends per share paid during each of the quarterly periods in the two-year period ended January 31, 2004.

                                    Year Ended January 31, 2004                           Year Ended January 25, 2003
                             -----------------------------------------             -------------------------------------------
                                    High          Low      Dividend                       High           Low      Dividend
      ------------------------------------------------------------------------------------------------------------------------
      First quarter                $20.73        $14.91      $0.10                       $17.48         $11.10      $0.08
      Second quarter                18.79         15.00       0.10                        17.62          14.95       0.08
      Third quarter                 21.10         17.88       0.10                        23.50          15.97       0.08
      Fourth quarter                23.34         19.30       0.11                        24.31          18.80       0.10
      ========================================================================================================================


There were 1,077 shareholders of record as of March 31, 2004. The Company's Board of Directors regularly reviews the dividends paid. There can be no assurance that dividends will be paid in the future because they are dependent on earnings, the financial condition of the Company and other factors.

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

For Years Ended                                  January 31,  January 25, January 26, January 27, January 29, January 30,
(Dollars in thousands, except per share amounts)        2004      2003(a)        2002        2001        2000        1999
-------------------------------------------------------------------------------------------------------------------------
OPERATIONS
    Combined sales and revenues                    $ 374,276   $ 363,419    $ 350,063   $ 335,298   $ 335,441   $ 342,500
    Gross profit                                      98,544     102,368       91,299      86,953      83,967      89,126
    Operating expenses and other, net,
      excluding interest expense                     (84,313)    (84,508)     (79,089)    (74,320)    (72,158)    (68,301)
    Restructuring charge, net                            434         269       (2,982)        -           -           -
    Asset impairment charge                           (1,320)        -            -           -           -           -
    Interest expense                                    (738)     (2,843)      (7,438)     (8,085)     (8,593)     (9,658)
    Loss on early extinguishment of debt                 -        (6,783)         -           -           -           -
    Income from continuing operations
      before income taxes                             12,607       8,503        1,790       4,548       3,216      11,167
    Provision for income taxes                        (3,404)     (1,906)        (161)     (1,501)     (1,190)     (4,132)
    Income from continuing operations                  9,203       6,597        1,629       3,047       2,026       7,035
    (Loss) income from operations of
      discontinued segment, net of tax                   -           -           (340)      3,539       3,248       1,857
    Loss on disposal of discontinued segment,
      net of tax                                         -        (6,662)     (23,998)        -           -           -
    Net income (loss)                              $   9,203   $     (65)   $ (22,709)  $   6,586   $   5,274   $   8,892

-------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA
    Diluted income from continuing operations      $    1.03   $     .75    $     .19   $     .35   $     .23   $     .78
    Diluted (loss) income from discontinued
      operations                                         -          (.76)       (2.81)        .41         .38         .21
    Diluted net income (loss)                           1.03        (.01)       (2.62)        .76         .61         .99
    Cash dividends paid                                  .41         .34          .32         .48         .96         .96
    Common shareholders' equity                    $   16.51   $   16.00    $   16.44   $   19.24   $   18.84   $   19.12

-------------------------------------------------------------------------------------------------------------------------
RATIOS AND PERCENTAGES
    Current ratio
      (current assets to current liabilities)       1.9 to 1    2.1 to 1     1.4 to 1    2.5 to 1    3.9 to 1    3.2 to 1
    Total debt to total debt and equity                12.0%       13.0%        33.9%       35.1%       35.8%       36.8%
    Gross profit margin                                26.3%       28.2%        26.1%       25.9%       25.0%       26.0%
    Effective tax rate (continuing operations)         27.0%       22.4%         9.0%       33.0%       37.0%       37.0%
    Income margin from continuing operations,
      net of tax                                        2.5%        1.8%         0.5%        0.9%        0.6%        2.1%
    Return on average shareholders' equity              6.4%        (0)%      (14.9)%        4.0%        3.2%        5.2%
    Return on average total assets                      4.0%        (0)%       (7.3)%        2.0%        1.6%        2.5%

-------------------------------------------------------------------------------------------------------------------------
OTHER SELECTED DATA
    Working capital                                $  45,687   $  59,833    $  46,960   $ 124,449   $ 141,122   $ 136,071
    Additions to property and equipment, net          24,349      14,651       13,873      10,595       6,677       7,404
    Depreciation and amortization                     13,864      13,217       13,074      13,502      14,383      13,907
    Cash flow from operating activities of
      continuing operations                           27,476      25,017       14,991      25,734      12,383      35,047
    Long-term debt, including current maturities      19,965      20,811       72,414      88,804      90,942      96,751
    Total assets                                   $ 235,781   $ 228,284    $ 290,865   $ 330,255   $ 319,595   $ 339,090
    Average number of shares of Common
      Stock outstanding                            8,957,996   8,822,785    8,663,586   8,681,417   8,686,146   9,014,070
    Approximate number of associates                   5,700       5,400        7,100       7,600       8,100       8,600
-------------------------------------------------------------------------------------------------------------------------

(a) Results for the year ended January 25, 2003 have been restated to reflect the loss on early extinguishment of debt as an ordinary rather than extraordinary item.

This information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

ANALYSIS OF FISCAL 2003 CONTINUING OPERATIONS COMPARED TO 2002

In the year ended January 31, 2004 (fiscal 2003), combined sales and revenues were $374.3 million, an increase of 3.0 percent over fiscal 2002 combined sales and revenues of $363.4 million, as a revenue gain in the Textile Services segment was partially offset by a sales decline in the Life Uniform segment. Combined sales and revenues benefited from an extra week in fiscal 2003 versus fiscal 2002, as discussed below and in Note 1. Income from continuing operations increased 39.5 percent to $9.2 million in fiscal 2003, or $1.04 per share ($1.03 diluted) compared with $.76 per share ($.75 diluted) in fiscal 2002. Including the loss from discontinued operations of $6.7 million net of tax, discussed in Note 8, the fiscal 2002 net loss was $65,000, or $.01 per share. Fiscal 2003 earnings included non-recurring income of $1.9 million pretax ($.15 per share net of tax) in connection with the liquidation of the parent company of an issuer of life insurance policies owned by the Company (see Note 5), offset in part by an asset impairment charge of $1.3 million pretax ($.11 per share net of tax) related to certain underperforming retail stores in the Life Uniform segment (see
Note 4).

As discussed in Note 6, the Company incurred a $6.8 million pretax loss on early extinguishment of debt ($.50 per diluted share net of tax) in the second quarter of fiscal 2002 as a result of a prepayment penalty paid to lenders in connection with the complete refinancing of the Company's debt following the sale of the Manufacturing and Marketing segment. The loss was originally shown as an extraordinary item, net of tax, in fiscal 2002. However, under a new accounting pronouncement adopted in fiscal 2003, the loss is treated as an ordinary rather than extraordinary item, and accordingly, fiscal 2002 results of continuing operations have been restated to reflect this change in accounting treatment.

Textile Services segment revenues of $291.5 million in fiscal 2003 were $20.2 million or 7.5 percent above the prior year. Over one-half of the revenue increase was due to net new business additions (new business installed less lost business). The remaining increase in revenue was primarily attributable to the 53rd week and fourth-quarter fiscal 2003 acquisitions. During the fourth quarter of fiscal 2003, Textile Services acquired a healthcare laundry plant and business located in Tampa, FL with annual revenues of approximately $13.0 million, and customer contracts and selected assets of a competitor in Batavia, NY with annual revenues of approximately $2.6 million. Gross margin in this segment decreased to 18.6 percent in fiscal 2003 from 19.3 percent in fiscal 2002. Margins were negatively affected by increases of $2.9 million in utilities and delivery fuel, and $1.2 million in workers' compensation and other insurance costs over the prior year. Competitive pricing pressures in the marketplace have limited Textile Services' ability to offset these cost increases with higher prices charged to its customers. These cost increases, along with start-up costs for the new Phoenix, AZ and Columbia, SC plants, were mitigated to an extent by favorable impacts from improved linen management, net new business added during the year and the extra week. Operating income of the Textile Services segment showed a slight decrease of 1.8 percent to $21.5 million in fiscal 2003 from $21.9 million in fiscal 2002.

Net retail sales in the Life Uniform segment totaled $82.8 million in fiscal 2003, down $9.4 million or 10.2 percent from $92.2 million in fiscal 2002. A same-store sales decline of 7.4 percent for the year accounted for $5.8 million of the decrease, partially offset by $1.6 million of sales in the extra week. Sales also decreased $5.6 million in fiscal 2003 due to the closing of 59 stores in the past two years. Gross margin of the Life Uniform segment of 53.5 percent in fiscal 2003 was lower than the 54.2 percent of a year ago. Fiscal 2002 gross margin included a gain of $.8 million, or 0.8 percent of sales, from the reversal of an intercompany profit deferral due to the sale of the Manufacturing and Marketing segment. As noted above, a pretax charge of $1.3 million was recorded in the fourth quarter of fiscal 2003 to write down the carrying amounts of long-lived assets in certain underperforming stores to their fair values. Including the asset impairment charge, Life Uniform posted an operating loss of $2.7 million in fiscal 2003 compared with operating income of $2.9 million in fiscal 2002.

Selling, general and administrative expenses increased 0.8 percent in fiscal 2003, but declined as a percent of combined sales and revenues, from 23.3 percent in fiscal 2002 to 22.9 percent in fiscal 2003. Lower incentive compensation accruals across the Company and decreases in Life Uniform store operating expenses due to fewer stores were offset by increases in operating expenses for support and maintenance of new information systems at Life Uniform and corporate costs related to the Company's search for, and transition to, a new Chief Executive Officer. The reduction in interest expense of $2.1 million or 74.0 percent in fiscal 2003 reflects the lower debt level and lower interest rates following the complete refinancing of the Company's debt in the second quarter of fiscal 2002. Taxes on income from continuing operations were provided for at an effective tax rate of

27.0 percent in fiscal 2003. The lower effective tax rate on income from continuing operations of 22.4 percent in fiscal 2002 was primarily due to the effect of the aforementioned restatement of the extraordinary loss which was tax effected at the incremental tax rate as a separate component of income from continuing operations in fiscal 2002 in accordance with SFAS No. 109.

ANALYSIS OF FISCAL 2002 CONTINUING OPERATIONS COMPARED TO 2001

Income from continuing operations in fiscal 2002 of $6.6 million increased
305.0 percent from the prior year, on a 3.8 percent increase in combined sales and revenues to $363.4 million. On a per-share basis, income from continuing operations amounted to $.76 ($.75 diluted) in fiscal 2002 versus $.19 in fiscal 2001, an increase of 300.0 percent. Fiscal 2001 results included restructuring and other charges of $4.2 million pretax ($.44 per share net of tax), discussed below and in Note 3. In fiscal 2002, both of the Company's continuing business segments, Textile Services and Life Uniform, posted growth in sales and revenues as well as operating earnings increases.

As discussed in Note 6, the Company incurred a loss on early extinguishment of debt of $6.8 million pretax ($.50 per diluted share net of tax) in the second quarter of fiscal 2002 as a result of a prepayment penalty paid in connection with the complete refinancing of the Company's debt following the sale of the Manufacturing and Marketing segment.

As discussed below and in Note 8, the Company recorded a loss of $6.7 million net of tax in fiscal 2002 on the disposal of the discontinued Manufacturing and Marketing segment, in addition to the loss on disposal of $24.0 million net of tax in fiscal 2001. Combining continuing and discontinued operations, the Company had a net loss of $.01 per share in fiscal 2002 compared with a net loss of $2.64 per share ($2.62 diluted) in fiscal 2001.

Revenues of the Textile Services segment in fiscal 2002 were $271.3 million, an increase of $12.2 million or 4.7 percent from the prior year. Net new business additions were strong in fiscal 2002, although slightly below the record level in fiscal 2001. The sale of the Denver, CO plant in fiscal 2002 negatively affected revenues by $2.2 million, offset in part by an acquisition of selected assets and textile linen management services of a hospital-owned laundry in Macon, GA. Gross margin benefited from control of linen expense and other production costs, offset to some extent by significantly higher workers' compensation costs. As a result of the gross margin and revenue improvements, operating income of the Textile Services segment increased 16.8 percent in fiscal 2002. Fiscal 2002 earnings also included a gain on the sale of the Denver, CO plant of $.5 million reported in other operating expense, net.

Sales at Life Uniform increased 1.3 percent to $92.2 million from $91.0 million in fiscal 2001. Same-store sales increased 3.8 percent in fiscal 2002 compared with a 4.3 percent decrease in fiscal 2001, although the increase in the fourth quarter of fiscal 2002 was the smallest of the year at 1.9 percent. Sales from this segment's catalogue and e-commerce distribution channels increased 62.9 percent to $5.2 million. Life Uniform's fiscal 2002 sales were negatively affected by approximately $5.0 million resulting from having 38 fewer stores in operation compared with fiscal 2001. Gross margins improved in both the stores and the catalogue/e-commerce operation. Operating income of the Life Uniform segment was $2.9 million in fiscal 2002 compared with an operating loss of $5.0 million in fiscal 2001 (including restructuring and other charges), as a result of the improved gross margins, closing of restructured and other unprofitable stores as well as the higher sales levels.

Selling, general and administrative expenses increased 8.7 percent in fiscal 2002, representing 23.3 percent of combined sales and revenues compared with
22.3 percent in fiscal 2001. The increase was due mainly to filling several new sales and administrative positions at Textile Services, higher incentive compensation expense as a result of improved operating results, and increased employee healthcare costs. Interest expense decreased $4.6 million in fiscal 2002 to $2.8 million resulting from the lower debt level and lower interest rates following the aforementioned debt refinancing. The effective tax rate on income from continuing operations of 22.4 percent in fiscal 2002 is higher than the 9.0 percent tax rate in the prior year due to the impact of permanent differences on the relatively low level of income in fiscal 2001.

FINANCIAL CONDITION

Receivables and linens in service increased $2.3 million and $2.7 million, respectively, in fiscal 2003 due to businesses acquired by the Textile Services segment in the fourth quarter of fiscal 2003 and the revenue increase in Textile Services. Days outstanding in receivables were 42 at the end of fiscal 2003 versus 43 at the end of fiscal 2002. Increases in total property and equipment of $12.9 million and goodwill and other acquired assets of

$8.0 million reflect the cost of businesses acquired by Textile Services, as well as capital expenditures related to the new Phoenix, AZ and Columbia, SC laundry facilities. At the end of fiscal 2003, the Company's working capital of $45.7 million and current ratio of 1.9 to 1 were both lower than $59.8 million and 2.1 to 1 at the end of fiscal 2002.

Accrued wages declined $3.2 million at the end of fiscal 2003 as a result of lower incentive compensation accruals and the payment of severance costs associated with the fiscal 2002 sale of the Manufacturing and Marketing segment. Total debt of $20.0 million at fiscal 2003 year end was $.8 million lower than a year ago, and represented 12.0 percent of total capitalization versus 13.0 percent at the end of fiscal 2002. Book value per share increased 3.2 percent to $16.51 at the end of fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments of $2.7 million at the end of fiscal 2003 decreased $15.5 million from fiscal 2002 year end. Cash flow provided by operating activities of continuing operations increased 9.8 percent to $27.5 million in fiscal 2003. In fiscal 2003, the Company received cash of $1.9 million in connection with the life insurance company liquidation referred to above, and a Federal income tax refund of $4.1 million due mainly to the loss on the sale of the Manufacturing and Marketing segment recorded in prior fiscal years. Capital expenditures for property and equipment increased $9.7 million in fiscal 2003 primarily due to the new Textile Services' plants. Cash flows from discontinued operations reflect the proceeds from the liquidation of assets of the Manufacturing and Marketing segment, principally accounts receivable and inventories, substantially completed in fiscal 2002, net of the payment of certain sale-related liabilities.

As discussed in Note 11, the Company's total debt at the end of fiscal 2003 consisted principally of the amount outstanding under a revolving bank line of credit. As of fiscal 2003 year end, the amount available to borrow under the line of credit was $35.2 million. On March 8, 2004, the Company amended the terms of the credit facility to increase the maximum borrowing capacity by $30.0 million to $100.0 million, and extend the maturity date to May 30, 2007 with two optional one-year extensions. In addition to the bank credit, the Company has significant borrowing capacity against the cash value of its company-owned life insurance policies.

Management believes that the Company's financial condition, operating cash flow and available sources of external funds are sufficient to satisfy the Company's requirements for debt service, capital expenditures, acquisitions, dividends and working capital over the course of the next 12 months.

CONTRACTUAL OBLIGATIONS

Future payments due under contractual obligations, aggregated by type of obligation, as of the end of fiscal 2003 are as follows:

-------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                       PAYMENTS DUE BY PERIOD
-------------------------------------------------------------------------------------------------------------------------
                                                                       Less than       1 - 3       3 - 5      More than
CONTRACTUAL OBLIGATIONS:                                    Total        1 year        years       years       5 years
-------------------------------------------------------------------------------------------------------------------------
Long-term debt, including interest                       $    23,901  $        858  $    1,839  $   21, 204  $       -
-------------------------------------------------------------------------------------------------------------------------
Capital lease obligations, including interest                    468           220         248          -            -
-------------------------------------------------------------------------------------------------------------------------
Operating leases                                              38,182        10,304      14,204        8,814        4,860
-------------------------------------------------------------------------------------------------------------------------
Purchase obligations:
     Linen contracts                                          12,846        12,846         -            -            -
     Natural gas contracts                                     4,888         4,277         611          -            -
-------------------------------------------------------------------------------------------------------------------------
Deferred compensation and pension liabilities                 30,758         2,319       3,153        2,915       22,371
-------------------------------------------------------------------------------------------------------------------------
Total                                                    $   111,043  $     30,824  $   29,055  $    32,933  $    27,231
-------------------------------------------------------------------------------------------------------------------------

Future payments of long-term debt reflect the amended terms of the credit facility on March 8, 2004, as discussed in Note 11.

DISCONTINUED OPERATIONS

In January 2002, the Company's Board of Directors approved a plan to discontinue the Manufacturing and Marketing segment. At that time, the assets of the segment were written down and a loss on disposal of $24.0 million net of tax was recorded based on the estimated net realizable value from the pending sale of the business, as well as estimates of the costs of disposal and transition. During fiscal 2002, the sale and transition of the business to the buyers was completed and the assets of the segment were substantially liquidated. An additional loss on disposal of $6.7 million net of tax was recorded in fiscal 2002 to reflect the actual value received upon ultimate disposition of the segment's assets, including actual costs of disposition and transition. Of this amount, $6.1 million was due to a reduction in the value of the inventories realized. The remaining assets of the segment of $2.2 million as of January 25, 2003, primarily accounts receivable and inventory, were disposed of in fiscal 2003 for amounts approximating their carrying values. Operating results of the Manufacturing and Marketing segment in fiscal 2001 prior to its discontinuation are included in the Consolidated Statements of Income as net loss from operations of discontinued segment.

As discussed in Note 19, on February 24, 2004, the Company's Board of Directors approved a plan to exit and discontinue the Life Uniform segment. Accordingly, the assets and liabilities of Life Uniform will be segregated, and its results of operations reported in discontinued operations, effective in the first quarter of fiscal 2004. Although the segment is being actively marketed for sale, the Company intends to continue to operate it pending completion of a sale. Management has expressed a willingness to exclude certain underperforming retail stores from a potential sale. As noted above, an asset impairment charge of $1.3 million pretax was recorded in the fourth quarter of fiscal 2003 related to certain underperforming Life Uniform stores. The final sale price and the costs associated with exiting stores that are not included in the sale will determine whether the sale will result in recognition of a gain or a loss. Although consummation of a sale of the business is anticipated in fiscal 2004, there is a risk that the Company will be unable to sell the Life Uniform segment under financial terms and conditions that are acceptable which could result in losses upon the closing of stores and liquidation of the assets. Should the Company be unable to successfully conclude the sale of Life Uniform, it is expected that the Company would wind down Life's operations in a manner to maximize the recovery of the asset values. The net book value of the Life Uniform segment at January 31, 2004 was $17.7 million.

RESTRUCTURING ACTIVITIES

In the fourth quarter of fiscal 2001, the Company developed plans to close 27 underperforming Life Uniform retail stores which collectively lost $.9 million in fiscal 2001 and exit the hospitality line of business in the Life Uniform segment. At that time, the Company recorded restructuring and other charges of $4.2 million pretax relating to these activities. During fiscal 2002, the Company closed 25 of the 27 Life Uniform stores included in the plan of restructuring and liquidated the hospitality (non-healthcare) line of inventory. In the fourth quarter of fiscal 2002, Management decided that the remaining two stores included in the restructuring plan would not be closed, and reversed $.3 million of the restructuring charge related to these two stores. In fiscal 2003, the Company reversed into income from continuing operations $.4 million of the original restructuring charge recorded in fiscal 2001 due to terminations of store leases for amounts less than reserved and Management's revised estimate of the reserve required to terminate the remaining store leases. It is Management's opinion that the remaining restructuring reserve is adequate; however, there is a risk that additional costs could result from the Company's inability to terminate the leases of the remaining closed stores for the amounts reserved. Conversely, any remaining restructuring reserve not needed for its original intended purpose will be reversed into income in the period such determination is made.

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

INVENTORIES AND LINENS IN SERVICE

Substantially all of the Company's inventories are finished goods held for resale in Life Uniform's retail stores and catalogue/e-commerce operation. These inventories are stated at the lower of cost or fair market value, net of a reserve for inventory shrinkage based upon a percentage of sales. Inventory costs are determined principally by the use of the retail inventory method. Linens in service represent the unamortized cost of textile and linen products purchased for service in the Textile Services segment. Linens in service are amortized on a straight-line basis over their expected useful lives of one to two years.

SELF-INSURANCE LIABILITIES

The Company self-insures liabilities for non-union employee medical coverage and liabilities for casualty insurance claims, including workers' compensation, general liability and vehicle liability, up to certain levels. The Company purchases insurance coverage for large claims over the self-insured retention levels. In fiscal 1999, the Company negotiated a buyout of all casualty claims occurring prior to February 1, 1999. The liability for casualty claims as of January 31, 2004 includes losses for claims that occurred since the buyout date. Self-insurance liabilities are estimated using actuarial methods and historical data for payment patterns, cost trends and other relevant factors. While Management believes that the estimated liabilities recorded for casualty and employee medical claims as of January 31, 2004 are adequate, and that appropriate judgment has been applied in determining the estimates, such estimated liabilities could differ materially from actual liabilities resulting from the ultimate disposition of the claims.

DEFERRED INCOME TAXES

The Company recognizes deferred income tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of the assets and liabilities. Balances in the deferred income tax accounts are regularly reviewed for adequacy and recoverability by analyzing the expected income necessary to realize the deferred assets, the anticipated tax rates applicable when the deferred items are expected to be recognized and the ability to utilize carryforward items. The Company does not provide for deferred tax liabilities related to the cash surrender value of its company-owned life insurance under the assumption that these policies will be held by the Company until death of the insured. It is Management's opinion that adequate provisions for income taxes have been made for all periods presented, and all net deferred tax assets will be fully recovered.

STOCK-BASED COMPENSATION

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for the issuance of stock options to employees and directors. Under SFAS No. 123, "Accounting for Stock-Based Compensation," companies are encouraged but not required to adopt a fair-value based method to recognize compensation expense of equity instruments awarded to employees. Had the Company recorded compensation expense for stock options issued consistent with SFAS No. 123, the Company's net income and earnings per share would approximate the pro forma amounts disclosed in Note 2.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with SFAS No. 144, the Company considers the possible impairment of its long-lived assets, excluding goodwill, whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Indications of possible impairment include, but are not limited to, operating or cash flow losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. To determine the potential impairment of long-lived assets, the Company is required to make estimates of the projected future cash flows associated with the use of the assets, as well as their fair values. Management believes that the carrying values of the Company's long-lived assets as of January 31, 2004, as adjusted for the fiscal 2003 asset impairment charge discussed in Note 4, are fully recoverable.

FORWARD-LOOKING STATEMENTS

Any forward-looking statements made in this document reflect the Company's current views with respect to future events and financial performance and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that may cause actual results to differ materially from those set forth in these statements. These potential risks and uncertainties include, but are not limited to, competitive and general economic conditions, the ability to retain current customers and to add new customers in competitive market environments, competitive pricing in the marketplace, delays in the shipment of orders, availability of labor at appropriate rates, availability and cost of energy and water supplies, the cost of workers' compensation and healthcare benefits, the ability to attract and retain key personnel, actual charges to the restructuring reserve significantly different from estimated charges, disruption to the Company's operations by union activities, the ability of the Company to sell the Life Uniform segment under financial terms and conditions currently anticipated, the ability of the Company to accomplish its strategy of re-directing its resources to its healthcare linen management business in a timely and financially advantageous manner, unusual or unexpected cash needs for operations or capital transactions, the effectiveness of certain expense reduction initiatives, the ability to obtain financing in required amounts and at appropriate rates, the ability to identify, negotiate, fund and integrate acquisitions, and other factors which may be identified in the Company's filings with the Securities and Exchange Commission.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Certain matters discussed in this Form 10-K or in other documents, a portion of which are incorporated herein by reference, constitute forward-looking statements and are based upon Management's expectations and beliefs concerning future events impacting the Company. There can be no assurance that these events will occur or that the Company's results will be as estimated. Such statements are subject to certain risks and uncertainties that may cause actual results to differ materially from those set forth in these statements.

The following factors, as well as factors described elsewhere in this Form 10-K, or in other SEC filings, could cause the Company's future results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Such factors are described in accordance with the provisions of the Private Securities Litigation Reform Act of 1995, which encourages companies to disclose such factors.

COMPETITIVE ENVIRONMENT

The Company experiences significant competition in its major markets from its competitors. The principal elements of competition include quality, reliability and price. While many competitors are independent and privately-owned, certain of the Company's competitors are publicly-owned and have greater financial and other resources. In addition, in some markets, the Company competes with smaller regional competitors with significant market share. There can be no assurance that these competitors will not substantially increase the resources devoted to the development and marketing, including discounting, of products and services that compete with those offered by the Company. Significant price competition could seriously harm the Company's revenue, operating margins and market share.

COST OF LINENS AND TEXTILES

In the Company's Textile Services business segment, the acquisition cost of linens and other textiles rented to customers comprises just under 20 percent of the Company's revenues. During the past fiscal year, the cost of cotton increased approximately 15 percent, and, like most commodities, is subject to regular fluctuation. Significant increases in the price of cotton could result in higher linen costs and, consequently, have an adverse effect on the Company's earnings if the Company is not successful in offsetting such increases through cost reduction efforts, prices for the Company's services are not adjusted or if adjustments significantly trail the increases in linen costs.

UTILITY AND ENERGY COSTS

The Company's operations utilize natural gas, electricity, gasoline and diesel fuel. The Company's energy purchases vary as to price, payment terms, quantities and timing. The Company's energy costs are also affected by various market factors including the availability of supplies of particular forms of energy, energy prices and local and national regulatory decisions. There can be no assurance that the Company will be fully protected against substantial changes in the price or availability of energy sources.

WORKERS' COMPENSATION COSTS

The Company is primarily self-insured with respect to workers' compensation costs. Self-insurance liabilities are estimated using actuarial methods and historical data for payment patterns, cost trends and other relevant factors. To the extent that actual liabilities resulting from the ultimate disposition of workers' compensation claims exceed the amount of the Company's reserve, the Company's financial results could be negatively impacted.

COLLECTIVE BARGAINING AGREEMENTS

Approximately two-thirds of our hourly employees, principally at our laundry facilities, are represented by collective bargaining agreements with contracts that expire on varying dates. Additionally, UNITE! (formerly the Union of Needletrades, Industrial and Textile Employees), the labor union that currently represents many of those employees, has recently initiated a corporate campaign targeting the Company's non-union facilities. It is believed that the intent of this campaign is to persuade the Company to recognize the union as the bargaining representative for the Company's non-union workers, without providing those workers the opportunity to vote, through a secret ballot election supervised by the U.S. National Labor Relations Board, as to whether or not they wish to be represented by UNITE!. The Company has expended considerable resources resisting these efforts. Therefore, the Company is at greater risk of work interruptions or stoppages than are non-union competitors who are not the target of campaigns such as that undertaken against the Company by UNITE!. Any work interruptions or stoppages could significantly impact the Company's operations. In addition, the existence of collective bargaining agreements may limit or impair the Company's ability to optimize production efficiencies and reduce labor costs.

LABOR COSTS

Direct and indirect labor costs, coupled with related fringe benefit costs, represent approximately 35 percent of revenues of the Textile Services segment. As wage rates, health insurance premiums and workers' compensation costs increase, there can be no guarantee the Company will be able to offset these increases with higher prices charged to its customers.

ACQUISITIONS AND INTEGRATION OF ACQUIRED BUSINESSES

The Company's long-term growth strategy depends, in part, on its ability to acquire and successfully integrate and operate additional businesses. There can be no assurances that the Company can successfully identify, negotiate, complete and integrate acquisitions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
---------------------------------------------------------------------

The Company is exposed to commodity price risk related to the use of natural gas in laundry plants of the Textile Services segment. The total cost of natural gas in fiscal 2003 was $10.8 million. To reduce the uncertainty of fluctuating energy prices, the Company has entered into fixed-price contracts for approximately 37 percent of the segment's estimated natural gas purchase requirements in the next 12 months. A hypothetical 10 percent increase in the cost of natural gas not covered by these contracts would result in a reduction of approximately $.7 million in annual pretax earnings.

The Company is also exposed to commodity price risk resulting from the consumption of gasoline and diesel fuel for delivery trucks in the Textile Services segment. The total cost of truck fuel in fiscal 2003 was $4.2 million. A hypothetical 10 percent increase in the cost of delivery fuel would result in a decrease of approximately $.4 million in annual pretax earnings.

The Company's exposure to interest rate risk relates primarily to its variable-rate revolving debt agreement entered into in the second quarter of fiscal 2002. As of January 31, 2004, there was $19.5 million of outstanding debt under the credit facility, of which $10.0 million bears interest at a fixed rate of 3.58 percent (plus a margin) under an interest-rate swap agreement entered into by the Company with one of its lenders to moderate the exposure. Amounts borrowed under the credit facility in excess of the $10.0 million covered by the interest-rate swap agreement bear interest at a rate equal to either (i) LIBOR plus a margin, or (ii) a Base Rate, defined as the higher of (a) the Federal Funds Rate plus .50 percent or (b) the Prime Rate. The margin is based on the Company's ratio of "Funded Debt" to "EBITDA," as each is defined in the Loan Agreement. As of January 31, 2004, the margin was 1.0 percent. A hypothetical increase of 100 basis points in short-term interest rates applicable to the outstanding debt not covered by the interest-rate swap agreement would result in a reduction of approximately $.1 million in annual pretax earnings.

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


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

The Company had no disagreements with its accountants during the last two fiscal years. On April 15, 2002, we engaged Deloitte & Touche LLP to serve as our independent auditors. Information with respect to changes in accountants under the caption "Independent Public Accountants" in the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders (hereinafter "proxy statement") is incorporated herein by reference.

ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------

The Company maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of the consolidated financial statements and other disclosures included in this report. The Company's Board of Directors, operating through its audit committee which is composed entirely of independent directors, provides oversight to the financial reporting process.

As of the end of the period covered by this report, the Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities in a timely manner, particularly during the period in which this Annual Report on Form 10-K was being prepared. The Chief Executive Officer and Chief Financial Officer also concluded based upon such evaluation that the Company's disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no changes in the Company's internal controls over financial reporting that occurred during the Company's most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

                                  PART III
                                  --------

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------------------------------------------------------------

Information with respect to directors of the Company under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Compensation Committee Interlocks" in the Company's proxy statement is incorporated herein by reference. Information with respect to executive officers of the Company appears in Item 4A of this Form 10-K.

The Company has adopted a Code of Conduct and Ethics for its senior executive and financial officers pursuant to Section 406 of the Sarbanes-Oxley Act of 2002. The Company has posted this Code, as well as any waivers or changes to the Code, on its web site, www.angelica.com.

ITEM 11.   EXECUTIVE COMPENSATION
---------------------------------

Information with respect to executive compensation under the captions "Director Compensation," "Compensation and Organization Committee Report on Executive Compensation," "Summary Compensation Table," "Employment Contracts and Termination of Employment and Change-In-Control Arrangements," "Retirement Plans," and "Stock Options" in the Company's proxy statement is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------------------------------------------------------------------------

Information with respect to security ownership of certain beneficial owners and management under the caption "Stock Ownership of Certain Beneficial Owners" and "Stock Ownership of Management" in the Company's proxy statement is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of fiscal year ended January 31, 2004 with respect to the shares of Common Stock that may be issued under our existing equity compensation plans:

                                                                                                         NUMBER OF
                                                                                                        SECURITIES
                                                                                                         REMAINING
                                                                    NUMBER OF                          AVAILABLE FOR
                                                                SECURITIES TO BE                      FUTURE ISSUANCE
                                                                   ISSUED UPON     WEIGHTED-AVERAGE    UNDER EQUITY
                                                                   EXERCISE OF      EXERCISE PRICE     COMPENSATION
                                                                   OUTSTANDING      OF OUTSTANDING   PLANS (EXCLUDING
                                                                    OPTIONS,           OPTIONS,         SECURITIES
                                                                  WARRANTS AND       WARRANTS AND      REFLECTED IN
                                                                     RIGHTS             RIGHTS          COLUMN(a))
                                                                       (a)               (b)                (c)
=======================================================================================================================
Equity compensation plans approved by security holders               677,625            $14.21            198,245(1)
-----------------------------------------------------------------------------------------------------------------------

Equity compensation plans not approved by security holders           300,000(2)          23.03                 --
-----------------------------------------------------------------------------------------------------------------------

Total                                                                977,625            $16.92            198,245(1)
=======================================================================================================================

(1)  Includes 82,031 shares available for issuance under the 1994
     Non-Employee Directors Stock Plan as of fiscal year ended January 31, 2004. The plan will terminate on May 31, 2004 and no additional option shares will be available for further issuance under that plan after that date.

(2) On January 2, 1998, the Company made a one-time grant of 100,000 stock options to Don W. Hubble at an exercise price of $21.9375 in order to induce Mr. Hubble to become the Chairman, President and Chief Executive Officer of the Company. These options were granted under a non-qualified stock option agreement upon substantially similar terms to grants made to other officers and Company employees under the Angelica Corporation 1999 Performance Plan, which plan was approved by the shareholders. Mr. Hubble has since become fully vested in each of these options. Mr. Hubble relinquished the titles of President and Chief Executive Officer on September 15, 2003 and became non-executive Chairman of the Board on February 1, 2004.

     On September 15, 2003, the Company made three one-time grants of stock options to Stephen M. O'Hara for a total of 200,000 shares as an inducement to accept employment as its President and Chief Executive Officer. One grant for 100,000 stock options at an exercise price of $19.66 was granted under substantially similar terms to the 1999 Performance Plan. Two additional employment-inducement stock option grants of 50,000 shares each will vest and become exercisable only upon the closing price of the Company's Common Stock on the New York Stock Exchange being at least, for the respective options, $25.00 per share, or $30.00 per share, during any period of five consecutive trading days during Mr. O'Hara's term of employment. Each option has a term of ten years from the date of grant. The option grants were filed as exhibits 10.3, 10.4 and 10.5 to the Form 10-Q for fiscal quarter ended October 25, 2003.

On January 1, 1991, the Company established the Angelica Corporation Stock Award Plan in order to recognize key employees. The Company's Chief Executive Officer administers the Stock Award Plan and may award up to an aggregate of 3,000 shares of our Common Stock per fiscal year under the Plan. Any employee, except the Company's Chief Executive Officer, is eligible to receive awards under the Plan, upon nomination by the Chief Executive Officer of the Company, or the President of any subsidiary or operating division. The Company's Board of Directors may, in its sole discretion, terminate or amend the Plan at any time.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------

Not Applicable.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES
-------------------------------------------------

Information with respect to principal accountant fees and services under the caption "Independent Public Accountants" in the Company's proxy statement is incorporated herein by reference.

                                   PART IV
                                   -------

 ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
 -------------------------------------------------------------------------

(a)      Document List

         1.       Financial Statements                                                                    Page
                  --------------------                                                                    ----
                  The following financial statements are attached hereto and incorporated by reference in Item 8 above:

                  (i)      Reports of Independent Public Accountants                                 F-1 - F-2

                  (ii)     Consolidated Statements of Income - Years ended January 31, 2004,               F-3
                           January 25, 2003 and January 26, 2002

                  (iii)    Consolidated Balance Sheets - January 31, 2004 and January 25, 2003             F-4

                  (iv)     Consolidated Statements of Shareholders' Equity - Years                         F-5
                           ended January 31, 2004, January 25, 2003 and January 26, 2002

                  (v)      Consolidated Statements of Cash Flows - Years ended                             F-6
                           January 31, 2004, January 25, 2003 and January 26, 2002

                  (vi)     Notes to Consolidated Financial Statements                               F-7 - F-24

         2.       Financial Statement Schedule
                  ----------------------------

                  (i)      Report of Independent Public Accountants on
                           Schedule II appears on page S-1 of this Form
                           10-K.

                  (ii) The following financial statement schedule appears on page S-2 of this Form 10-K:

                           Schedule II - Valuation and Qualifying Accounts - For the Three Years Ended January 31, 2004

                           All other schedules are not submitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto.

         3.       Exhibits
                  --------

                  See Exhibit Index for a list of all management contracts, compensatory plans and arrangements required by this item (Exhibit Nos. 10.1 through 10.39) and all other exhibits filed or incorporated by reference as a part of this report.

(b)      Reports on Form 8-K

                  On November 18, 2003, the Registrant furnished a report on Form 8-K under Items 7 and 12 containing a press release announcing its earnings for the third quarter ended October 25, 2003.

                  On December 3, 2003, the Registrant furnished a report on Form 8-K under Item 11 when a blackout period on transactions in the Company's Common Stock was triggered by the transfer of responsibilities for recordkeeping and administration of the Company's Retirement Savings Plan 401(k) from its then-current custodian to a successor custodian.

                  On December 4, 2003, the Registrant furnished a report on Form 8-K under Items 7 and 9 attaching a slide presentation presented at an analyst meeting held on December 4, 2003, pursuant to Regulation FD.

(c)      See Exhibit Index.

(d)      See Item 15(a)2(i) above.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
----------------------------------------

To the Shareholders of Angelica Corporation:

We have audited the accompanying consolidated balance sheets of Angelica Corporation and subsidiaries (the "Company") as of January 31, 2004 and January 25, 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. Our audits also included the information for the years ended January 31, 2004 and January 25, 2003 included in the financial statement schedule listed in the Index at Item 15(a)2(i). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits. The consolidated financial statements and the financial statement schedule of Angelica Corporation and subsidiaries for the year ended January 26, 2002 (fiscal 2001), before the inclusion of the disclosures discussed in Note 10 to the financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and stated that the information for the year ended January 26, 2002 in the financial statement schedule, when considered in relation to the 2001 basic financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein, in their report dated March 21, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Angelica Corporation and subsidiaries at January 31, 2004 (fiscal 2003) and January 25, 2003 (fiscal 2002), and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2003 and 2002 information in the financial statement schedule, when considered in relation to the 2003 and 2002 basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in the notes to the consolidated financial statements, effective January 27, 2002, the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards (Statement) No. 142, "Goodwill and Other Intangible Assets" and effective January 26, 2003, the Company changed the manner in which it accounts for gains and losses on the early retirement of debt to conform to Statement
No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections."

As discussed above, the consolidated financial statements of Angelica Corporation and subsidiaries as of January 26, 2002, and for the year then ended, were audited by other auditors who have ceased operations. As described in Note 10, these financial statements have been revised to include the transitional disclosures required by Statement No. 142, which was adopted by the Company as of January 27, 2002. Our audit procedures with respect to the disclosure in Note 10 with respect to fiscal 2001 included
(i) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill as a result of initially applying Statement
No. 142 (including any related tax effects) to the Company's underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings per share amounts. In our opinion, the disclosures for fiscal 2001 in Note 10 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/ DELOITTE & TOUCHE LLP
St. Louis, Missouri
April 7, 2004

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
----------------------------------------

[The following report is a copy of a report previously issued by Arthur Andersen LLP in connection with the Company's Annual Report to Shareholders for the year ended January 26, 2002 (fiscal 2001). This opinion has not been reissued by Arthur Andersen LLP, which has ceased operations. In fiscal 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." As described in Note 10, the Company has presented the transitional disclosures for fiscal 2001 required by SFAS No. 142. The Arthur Andersen LLP report does not extend to these transitional disclosures. These disclosures are reported on by Deloitte & Touche LLP as stated in their report appearing on page F-1.]

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



/s/ ARTHUR ANDERSEN LLP
ARTHUR ANDERSEN LLP
St. Louis, Missouri
March 21, 2002

CONSOLIDATED STATEMENTS OF INCOME
ANGELICA CORPORATION AND SUBSIDIARIES

For Years Ended                                                              January 31,       January 25,      January 26,
(Dollars in thousands, except per share amounts)                                    2004              2003             2002
----------------------------------------------------------------------------------------------------------------------------
CONTINUING OPERATIONS:
   Textile service revenues                                                   $  291,499         $ 271,250        $ 259,078
   Net retail sales                                                               82,777            92,169           90,985
----------------------------------------------------------------------------------------------------------------------------
Combined sales and revenues                                                      374,276           363,419          350,063
----------------------------------------------------------------------------------------------------------------------------
   Cost of textile services                                                     (237,261)         (218,858)        (212,984)
   Cost of retail goods sold (Note 3)                                            (38,471)          (42,193)         (45,780)
----------------------------------------------------------------------------------------------------------------------------
Combined cost of textile services and retail goods sold                         (275,732)         (261,051)        (258,764)
----------------------------------------------------------------------------------------------------------------------------
Gross profit                                                                      98,544           102,368           91,299
   Selling, general and administrative expenses                                  (85,535)          (84,841)         (78,065)
   Restructuring charge, net (Note 3)                                                434               269           (2,982)
   Other operating expense, net                                                   (1,022)             (169)          (1,611)
   Asset impairment charge (Note 4)                                               (1,320)              -                -
----------------------------------------------------------------------------------------------------------------------------
Income from operations                                                            11,101            17,627            8,641
   Interest expense                                                                 (738)           (2,843)          (7,438)
   Non-operating income, net (Note 5)                                              2,244               502              587
   Loss on early extinguishment of debt (Note 6)                                     -              (6,783)             -
----------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes                             12,607             8,503            1,790
Provision for income taxes (Note 7)                                               (3,404)           (1,906)            (161)
----------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                                  9,203             6,597            1,629
----------------------------------------------------------------------------------------------------------------------------
DISCONTINUED OPERATIONS (NOTE 8):
   Loss from operations of discontinued segment, net of tax                          -                 -               (340)
   Loss on disposal of discontinued segment, net of tax                              -              (6,662)         (23,998)
----------------------------------------------------------------------------------------------------------------------------
Loss from discontinued operations                                                    -              (6,662)         (24,338)
----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                             $    9,203         $     (65)       $ (22,709)
============================================================================================================================
BASIC EARNINGS (LOSS) PER SHARE (NOTE 9):
   Income from continuing operations                                          $     1.04         $    0.76        $    0.19
   Loss from discontinued operations                                                 -               (0.77)           (2.83)
----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                             $     1.04         $   (0.01)       $   (2.64)
============================================================================================================================
DILUTED EARNINGS (LOSS) PER SHARE (NOTE 9):
   Income from continuing operations                                          $     1.03         $    0.75        $    0.19
   Loss from discontinued operations                                                 -               (0.76)           (2.81)
----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                             $     1.03         $   (0.01)       $   (2.62)
============================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
ANGELICA CORPORATION AND SUBSIDIARIES

For Years Ended                                                                             January 31,            January 25,
(Dollars in thousands)                                                                             2004                   2003
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
    Cash and short-term investments                                                           $   2,712              $  18,166
    Receivables, less reserves of $928 and $724                                                  37,664                 35,316
    Inventories                                                                                  11,700                 13,395
    Linens in service                                                                            35,255                 32,520
    Prepaid expenses and other current assets                                                     5,952                  5,223
    Deferred income taxes                                                                         5,036                  6,110
    Net current assets of discontinued segment (Note 8)                                             -                    2,162
-------------------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                             98,319                112,892
-------------------------------------------------------------------------------------------------------------------------------
Property and Equipment:
    Land                                                                                          6,844                  6,044
    Buildings and leasehold improvements                                                         64,367                 61,582
    Machinery and equipment                                                                     127,941                109,714
    Capitalized leased property                                                                     897                    897
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                200,049                178,237
Less - reserve for depreciation                                                                 108,560                 99,684
-------------------------------------------------------------------------------------------------------------------------------
Total Property and Equipment                                                                     91,489                 78,553
-------------------------------------------------------------------------------------------------------------------------------
Other:
    Goodwill (Note 10)                                                                           10,401                  4,256
    Other acquired assets (Note 10)                                                               4,047                  2,146
    Cash surrender value of life insurance                                                       30,194                 27,576
    Deferred income taxes                                                                           -                    1,405
    Miscellaneous                                                                                 1,331                  1,456
-------------------------------------------------------------------------------------------------------------------------------
Total Other Assets                                                                               45,973                 36,839
-------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                                  $ 235,781              $ 228,284
===============================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Current maturities of long-term debt (Note 11)                                            $     192              $     237
    Accounts payable                                                                             24,364                 21,369
    Accrued wages and other compensation                                                          6,145                  9,300
    Other accrued liabilities                                                                    21,931                 22,153
-------------------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                        52,632                 53,059
-------------------------------------------------------------------------------------------------------------------------------
Long-Term Debt, less current maturities (Note 11)                                                19,773                 20,574
-------------------------------------------------------------------------------------------------------------------------------
Other:
    Deferred compensation and pension liabilities (Note 12)                                      14,016                 14,397
    Deferred income taxes                                                                         2,218                    -
    Other long-term liabilities                                                                     482                    594
-------------------------------------------------------------------------------------------------------------------------------
Total Other Liabilities                                                                          16,716                 14,991
-------------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity:
    Common Stock, $1 par value, authorized 20,000,000
       shares, issued: 9,471,538 shares                                                           9,472                  9,472
    Capital surplus                                                                               4,748                  4,481
    Retained earnings                                                                           142,341                137,548
    Accumulated other comprehensive loss                                                         (1,062)                  (511)
    Unamortized restricted stock                                                                   (210)                   -
    Common Stock in treasury, at cost: 587,141 and 741,755 shares                                (8,629)               (11,330)
-------------------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                                      146,660                139,660
-------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                                                    $ 235,781              $ 228,284
===============================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
ANGELICA CORPORATION AND SUBSIDIARIES

For Years Ended                                                       January 31,        January 25,          January 26,
(Dollars in thousands)                                                       2004               2003                 2002
----------------------------------------------------------------------------------------------------------------------------
COMMON STOCK ($1 PAR VALUE)
      Balance beginning of year                                         $   9,472          $   9,472            $   9,472
----------------------------------------------------------------------------------------------------------------------------
      Balance end of year                                               $   9,472          $   9,472            $   9,472
----------------------------------------------------------------------------------------------------------------------------
CAPITAL SURPLUS
      Balance beginning of year                                         $   4,481          $   4,200            $   4,196
         Tax benefit of stock options exercised                               267                281                    4
----------------------------------------------------------------------------------------------------------------------------
      Balance end of year                                               $   4,748          $   4,481            $   4,200
----------------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS
      Balance beginning of year                                         $ 137,548          $ 142,188            $ 168,677
         Net income (loss)                                                  9,203                (65)             (22,709)
         Cash dividends                                                    (3,619)            (2,947)              (2,751)
         Treasury stock reissued                                             (791)            (1,628)              (1,029)
----------------------------------------------------------------------------------------------------------------------------
      Balance end of year                                               $ 142,341          $ 137,548            $ 142,188
----------------------------------------------------------------------------------------------------------------------------
ACCUMULATED OTHER COMPREHENSIVE LOSS
      Balance beginning of year                                         $    (511)         $     -              $  (1,980)
         Change in fair value of interest-rate swap (Note 13)                   5               (170)                 -
         Other changes during year                                           (556)              (341)                (285)
         Effect of discontinued operations (Note 8)                           -                  -                  2,265
----------------------------------------------------------------------------------------------------------------------------
      Balance end of year                                               $  (1,062)         $    (511)           $     -
----------------------------------------------------------------------------------------------------------------------------
UNAMORTIZED RESTRICTED STOCK
      Balance beginning of year                                         $     -            $     -              $     -
         Treasury stock reissued                                             (768)               -                    -
         Amortization expense                                                 558                -                    -
----------------------------------------------------------------------------------------------------------------------------
      Balance end of year                                               $    (210)         $     -              $     -
----------------------------------------------------------------------------------------------------------------------------
COMMON STOCK IN TREASURY, AT COST
      Balance beginning of year                                         $ (11,330)         $ (14,356)           $ (16,046)
         Treasury stock reissued                                            2,701              3,026                1,690
----------------------------------------------------------------------------------------------------------------------------
      Balance end of year                                               $  (8,629)         $ (11,330)           $ (14,356)
----------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY, END OF YEAR                                       $ 146,660          $ 139,660            $ 141,504
============================================================================================================================


COMPREHENSIVE INCOME (LOSS)
      Net income (loss)                                                 $   9,203          $     (65)           $ (22,709)
      Change in fair value of interest-rate swap, net of tax:
         Unrealized losses deferred during year                              (154)              (220)                 -
         Realized  losses  reclassified  to net income (loss) during
            year                                                              159                 50                  -
      Minimum pension liability adjustment, net of tax                       (560)              (341)                 -
      Other changes                                                             4                -                    -
      Change in cumulative translation adjustment                             -                  -                   (285)
      Effect of discontinued operations (Note 8)                              -                  -                  2,265
----------------------------------------------------------------------------------------------------------------------------
      Total Comprehensive Income (Loss)                                 $   8,652          $    (576)           $ (20,729)
============================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
ANGELICA CORPORATION AND SUBSIDIARIES

For Years Ended                                                                  January 31,    January 25,     January 26,
(Dollars in thousands)                                                                  2004           2003            2002
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Income from continuing operations                                                $   9,203      $   6,597       $   1,629
  Non-cash items included in income from continuing operations:
     Depreciation                                                                     12,532         12,480          11,100
     Amortization                                                                      1,332            737           1,974
     Restructuring charge, net (Note 3)                                                 (434)          (269)          4,180
     Asset impairment charge (Note 4)                                                  1,320            -               -
     Cash surrender value of life insurance                                           (1,504)        (1,097)         (1,528)
  Change in working capital components of continuing
    operations, net of businesses acquired/disposed of:
     Receivables, net                                                                 (1,208)        (2,044)          2,535
     Inventories and linens in service                                                   228          1,511           1,835
     Prepaid expenses and other current assets                                        (1,347)           720           1,014
     Accounts payable                                                                  3,047          2,235          (6,817)
     Compensation and other accruals                                                     (56)           674           2,369
     Income taxes                                                                      5,517          1,526          (4,686)
  Utilization of restructuring reserves (Note 3)                                        (412)          (803)            -
  Other, net                                                                            (742)         2,750           1,386
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities of continuing operations                    27,476         25,017          14,991
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Expenditures for property and equipment, net                                       (24,349)       (14,651)        (13,873)
  Cost of businesses acquired                                                        (14,372)        (3,279)           (785)
  Disposition of businesses and property                                                 -            1,971             302
  Life insurance premiums paid                                                        (1,114)        (1,130)         (1,193)
----------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities of continuing operations                       (39,835)       (17,089)        (15,549)
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Long-term debt repayments on refinancing and revolving debt                        (44,746)      (140,103)        (28,390)
  Borrowings of long-term revolving debt                                              43,900         88,500          12,000
  Debt issuance costs                                                                    -             (794)            -
  Dividends paid                                                                      (3,619)        (2,947)         (2,751)
  Treasury stock reissued                                                              1,409          1,679             665
----------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities of continuing operations                        (3,056)       (53,665)        (18,476)
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM DISCONTINUED OPERATIONS
Net cash (used in) provided by discontinued operations                                   (39)        45,161          17,465
----------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and short-term investments                                      (15,454)          (576)         (1,569)
Cash and short-term investments at beginning of year                                  18,166         18,742          20,311
----------------------------------------------------------------------------------------------------------------------------
Cash and short-term investments at end of year                                     $   2,712      $  18,166       $  18,742
============================================================================================================================

Supplemental cash flow information:
  Income taxes (refunded) paid                                                     $  (3,314)     $  (3,500)      $   4,438
  Interest paid, net of amounts capitalized                                        $     454      $   3,850       $   7,688
============================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ANGELICA CORPORATION AND SUBSIDIARIES

----------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR
In February 2004, the Company announced that it was changing the terminology of how it refers to its fiscal year, although the actual fiscal year did not change. Instead of referring to the 52- or 53-week period ending the last Saturday in January by the calendar year in which it ends, the fiscal period is now called by the calendar year containing the first 11 months of the fiscal year. This change in terminology has been applied retroactively to all periods presented in this report.

Fiscal years 2003, 2002 and 2001 ended January 31, 2004, January 25, 2003 and January 26, 2002, respectively. Fiscal year 2003 consisted of 53 weeks with 14 weeks in the fourth quarter; fiscal years 2002 and 2001 consisted of 52 weeks with 13 weeks in each quarter.

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

In January 2002, the Company's Board of Directors approved a plan to discontinue the Manufacturing and Marketing segment, as discussed in Note 8, Discontinued Operations.

As discussed in Note 19, Subsequent Event, in February 2004 the Company's Board of Directors approved a plan to discontinue the Life Uniform segment.

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

USE OF ESTIMATES
These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which required the use of certain estimates by Management in determining the Company's assets, liabilities, revenues and expenses. Actual results may vary from these estimates.

CASH EQUIVALENTS
The Company considers short-term, highly-liquid investments (securities with an original maturity date of less than three months) as cash equivalents.

INVENTORIES
Inventory costs are determined principally by the use of the retail inventory method, and are stated at the lower of cost or market.
Substantially all of the Company's inventories are finished goods.

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

LONG-LIVED ASSETS
The Company considers the possible impairment of long-lived assets, excluding goodwill, in its laundry plants and retail stores whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company periodically assesses the carrying value of its long-lived assets by reviewing the current and projected cash flows of the property and recognizes impairment losses if it is determined that the carrying values are not recoverable. See Note 4.

GOODWILL
Under SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill recorded as of June 30, 2001 was no longer amortized effective in fiscal 2002. Additionally, any goodwill recognized from a business combination completed after June 30, 2001 is not amortized. Instead, goodwill is tested for impairment using a fair-value based analysis at least annually as of the end of the third quarter.

OTHER ACQUIRED ASSETS
Other acquired assets, consisting of customer contracts and non-competition agreements, are being amortized on the straight-line basis generally over periods of two to 10 years.

SELF-INSURANCE PROGRAMS
The Company is self-insured up to certain levels for workers' compensation, general liability and vehicle liability coverages after February 1, 1999. Provision for losses relating to these programs are recorded based on estimates for claims incurred using actuarial analyses. The estimated liabilities for these programs recorded in other accrued liabilities were $13,800,000 and $12,754,000 at January 31, 2004 and January 25, 2003,
respectively. In addition, the Company is primarily self-insured for non-union employee medical coverage. The liability is determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. The amounts included in other accrued liabilities for this liability at January 31, 2004 and January 25, 2003 were $1,046,000 and $1,835,000, respectively.

INCOME TAXES
The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which utilizes the liability method. Under this method, deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.

STOCK-BASED COMPENSATION PLANS
The Company applies the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and the related interpretations to account for its employee stock option plans. As a consequence, compensation expense is not recorded by the Company for the issuance of stock options.

FOREIGN CURRENCY TRANSLATION
The Company accounts for foreign currency translation in accordance with SFAS No. 52, "Foreign Currency Translation." The cumulative effect of this method is reflected as accumulated other comprehensive income in shareholders' equity. In fiscal 2001, as part of the disposal of the Manufacturing and Marketing segment, the accumulated other comprehensive income related to foreign currency translation was reversed.

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

ADVERTISING EXPENSE
Advertising expense, including cost of catalogues, charged to continuing operations in fiscal years 2003, 2002 and 2001 totaled $3,432,000, $3,264,000 and $3,343,000, respectively.

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

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The Company adopted the provisions of SFAS No. 143 in the first quarter of fiscal 2003, which did not have a material impact on the consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds, updates, clarifies and simplifies existing accounting pronouncements. Among other things, the statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Under SFAS No. 145, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 145 is effective for financial statements issued for years beginning after May 15, 2002. The Company adopted the provisions of SFAS No. 145 in fiscal 2003. See Note 6.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires the recording of costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The requirements of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Previously issued financial statements were not restated.

In November 2002, the FASB issued Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 for the years ended January 31, 2004 and January 25, 2003 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted the provisions of SFAS No. 149 in the second quarter of fiscal 2003, which did not have a material impact on the consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS
No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.
The Company adopted the provisions of SFAS No. 150 in the second quarter of fiscal 2003, which did not have a material impact on the consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 (revised 2003) retains the disclosure requirements of SFAS No. 132, which it replaces, and addresses the need for additional annual disclosures related to a company's pensions and other postretirement benefits. SFAS No. 132 (revised 2003) does not change the measurement or recognition criteria of SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," or SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 132 (revised 2003) requires new annual disclosures about the types of plan assets, investment strategy, measurement date, plan obligations and cash flows related to a company's pensions and other postretirement benefits. It also requires disclosure of the components of net periodic benefit cost recognized in interim periods and, if significantly different from previously disclosed amounts, the projected contributions to fund pension and other postretirement benefit plans. The Company adopted the disclosure requirements of SFAS No. 132 (revised 2003) in January 2004.

2.  STOCK-BASED COMPENSATION PLANS

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company has various stock option and stock bonus plans that provide for the granting of incentive stock options, non-qualified stock options, restricted stock and performance awards to certain employees and directors. A total of 1,375,000 shares have been authorized to be issued under all such plans. Options and awards have been granted at the fair market value at the date of grant, although certain plans allow for awards to be granted at a price below fair market value. Options vest over four years and are exercisable not less than six months nor more than 10 years after the date of grant.

As permitted by SFAS No. 123, the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock and performance-based awards, as to which the amounts charged to expense in fiscal years 2003, 2002 and 2001 totaled $733,000, $282,000 and $295,000, respectively. During the year ended January 31, 2004, 42,000 shares of restricted stock were granted with a weighted-average share price of $18.29.

A summary of the status of the Company's stock option plans for fiscal years 2003, 2002 and 2001 and changes during the years then ended is presented in the table below:

                                                                 2003                        2002                        2001
------------------------------------------------------------------------------------------------------------------------------
                                                             Weighted                    Weighted                    Weighted
                                                              Average                     Average                     Average
                                                             Exercise                    Exercise                    Exercise
                                                Shares          Price        Shares         Price        Shares         Price
------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year               861,300       $  14.35       975,025      $  13.78       906,150      $  15.10
Granted                                        301,000          22.05       134,900         16.52       151,000         10.37
Exercised                                     (112,675)         10.94      (111,425)        11.04        (3,625)         7.25
Lapsed                                         (72,000)         16.98      (137,200)        15.19       (78,500)        22.70
------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year                     977,625       $  16.92       861,300      $  14.35       975,025      $  13.78
==============================================================================================================================
Options exercisable at year end                489,350       $  15.42       477,030      $  16.17       473,511      $  17.58
==============================================================================================================================
Options available for future grants            198,245                      255,819                     287,253
==============================================================================================================================
Weighted average fair value for
    options granted during the year          $    4.71                    $    3.66                    $   2.81
==============================================================================================================================


The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in fiscal 2003, 2002 and 2001, respectively: risk-free interest rates of 4.1%, 3.3% and 5.2%; expected dividend yields of 4.2%, 4.3% and 4.5%; volatilities of 31.0%, 30.7% and 33.8%; and expected lives of nine to 10 years in all periods. The range of exercise prices for the 977,625 options outstanding at year end was $7.25 to $30.00, and the weighted-average remaining contractual life was 6.7 years.

Had compensation expense for stock-based compensation plans for 2003, 2002 and 2001 been determined consistent with SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would approximate the following pro forma amounts:

(Dollars in thousands, except per share amounts)                                  2003             2002            2001
------------------------------------------------------------------------------------------------------------------------
Net income (loss):
     As reported                                                               $ 9,203          $   (65)      $ (22,709)
     Add: stock-based employee compensation expense
          included in net income (loss), net of tax                                535              219             268
     Deduct: stock-based employee compensation
          expense determined under fair-value based
          method for all awards, net of tax                                     (1,004)            (674)           (698)
                                                                          -------------    -------------   -------------
     Pro forma net income (loss)                                               $ 8,734          $  (520)      $ (23,139)
                                                                          =============    =============   =============

Basic earnings (loss) per share:
     As reported                                                               $  1.04          $ (0.01)      $   (2.64)
     Pro forma                                                                    0.99            (0.06)          (2.69)

Diluted earnings (loss) per share:
     As reported                                                               $  1.03          $ (0.01)      $   (2.62)
     Pro forma                                                                    0.97            (0.06)          (2.67)


The effect of the application of SFAS No. 123 in this disclosure is not necessarily indicative of the pro forma effect on net income in future years.

3.  RESTRUCTURING ACTIVITIES

In the fourth quarter of fiscal 2001, the Company recorded restructuring and other charges of $4,180,000 related primarily to the closing of certain retail stores and the liquidation of non-healthcare inventory in the Life Uniform segment. These charges consisted of inventory writedowns of $1,198,000 included in cost of retail goods sold and other charges totaling $2,982,000 included in restructuring charge, net. The other charges included an accrual for lease termination costs of $2,263,000 and writedowns of fixed assets and other assets totaling $719,000.

In fiscal 2002, the Company closed 25 of the 27 Life Uniform stores included in the plan of restructuring adopted in fiscal 2001. All of the inventory related to these 25 stores was disposed of or written off in fiscal 2002. Also in fiscal 2002, a total of $1,450,000 was charged to the restructuring reserve, representing $803,000 of lease termination costs and $647,000 to write off the net book value of the assets in closed stores. In the fourth quarter of fiscal 2002, Management decided that two stores that were included in the restructuring plan would not be closed. Consequently, the Company reversed $269,000 of the restructuring charge related to these two stores, representing $204,000 of lease termination accruals and $65,000 to write down the net book value of assets.

In fiscal 2003, a total of $419,000 was charged to the restructuring reserve, including $412,000 for lease termination costs paid. In addition, the Company reversed $434,000 of the original restructuring charge due to favorable terminations of the store leases that have been settled to date. As of January 31, 2004, there was $410,000 remaining in the restructuring reserve that is expected to be utilized in fiscal 2004 for termination costs of the remaining store leases.

4.  IMPAIRMENT OF LONG-LIVED ASSETS

Due to continuing same-store sales declines and operating losses of certain retail stores in the Life Uniform segment, the Company performed a review of the recoverability of long-lived assets of these stores in the fourth quarter of fiscal 2003, in accordance with SFAS No. 144. As a result of that review, the Company recorded an impairment loss of $1,320,000 to write down the carrying values of long-lived assets, consisting of leasehold improvements and store fixtures, to their estimated fair values for these underperforming retail stores. In estimating future cash flows used to test the recoverability of these long-lived assets, the Company considered the likelihood of possible outcomes associated with alternative courses of action, including the sale or closing of these stores. Fair value of the long-lived assets was determined based on the present value of the projected future cash flows for each store.

5.  NON-OPERATING INCOME, NET

In the second quarter of fiscal 2003, the Company recorded non-operating income of $1,848,000 in connection with the liquidation of the parent company of General American Life Insurance Company, an issuer of life insurance policies owned by the Company for funding supplemental pension and deferred compensation benefits. The Company anticipates it will receive at some time in the future a second distribution of a nominal amount at the conclusion of the liquidation proceedings. These distributions do not affect the life insurance policies owned by the Company or their cash surrender value.

Other non-operating income, net, consists of interest earned on invested cash balances, foreign currency exchange gains and losses, and gains realized on company-owned life insurance policies surrendered upon death of the insured.

6.  LOSS ON EARLY EXTINGUISHMENT OF DEBT

In the second quarter of fiscal 2002, the Company incurred a loss on early extinguishment of debt of $6,783,000. The loss was due to a prepayment penalty of $6,684,000 paid to lenders in connection with the complete refinancing of the Company's debt following the sale of the Manufacturing and Marketing segment (plus the writeoff of unamortized loan fees of $99,000). In accordance with SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," the loss was shown as an extraordinary item, net of tax, in fiscal 2002. Under SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," adopted in fiscal 2003, the loss on early extinguishment of debt is treated as an ordinary rather than extraordinary item, and accordingly, fiscal 2002 results of continuing operations have been restated to reflect this change in accounting treatment.

7.  INCOME TAXES

The provision for income taxes from continuing operations consisted of the following:

(Dollars in thousands)                                                        2003              2002              2001
-----------------------------------------------------------------------------------------------------------------------
Current:
     Federal                                                               $   458           $ 2,407           $ 2,801
     State                                                                      74                82               310
     Foreign                                                                   (63)               43                70
Deferred:
     Federal                                                                 2,926              (536)           (2,738)
     State                                                                       9               (90)             (282)
-----------------------------------------------------------------------------------------------------------------------
                                                                           $ 3,404           $ 1,906           $   161
=======================================================================================================================

Reconciliation between the statutory income tax rate and effective tax rate from continuing operations is summarized below:

                                                                              2003              2002              2001
-----------------------------------------------------------------------------------------------------------------------
Statutory rate                                                               34.0%             34.0%             34.0%
State tax, net of federal benefit                                              3.3               2.8               1.0
Effect of permanent items:
     Cash surrender value, net of expense                                     (4.0)             (5.2)            (19.2)
     Goodwill amortization                                                     -                 -                 4.6
     Meals and entertainment                                                   0.6               0.8               3.8
     Other                                                                    (0.7)             (1.3)             (0.9)
Effect of tax credits from employment programs                                (6.2)             (8.7)            (14.3)
-----------------------------------------------------------------------------------------------------------------------
                                                                             27.0%             22.4%              9.0%
=======================================================================================================================

The tax effect of significant temporary differences representing deferred tax assets and liabilities were as follows:

(Dollars in thousands)                                                                   January 31,        January 25,
                                                                                                2004               2003
------------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
    Deferred compensation                                                            $         4,897      $       5,163
    Insurance reserves not yet deductible                                                      5,252              5,079
    Customer contracts                                                                         1,693              2,045
    Loss on disposal of discontinued segment                                                     -                1,242
    Other                                                                                      7,586              9,701
------------------------------------------------------------------------------------------------------------------------
                                                                                     $        19,428      $      23,230
========================================================================================================================
Deferred tax liabilities:
    Property and equipment                                                           $        (9,286)     $      (7,162)
    Linens in service                                                                         (7,105)            (8,129)
    Other                                                                                       (219)              (424)
------------------------------------------------------------------------------------------------------------------------
                                                                                             (16,610)           (15,715)
------------------------------------------------------------------------------------------------------------------------
Net deferred tax assets                                                              $         2,818      $       7,515
========================================================================================================================

The fiscal 2002 deferred tax asset related to discontinued operations consists primarily of the writedown of inventory and fixed assets, estimated severance payments and estimated losses on transitional operations.

Temporary differences of approximately $8,816,000 related to investments in foreign subsidiaries reversed in fiscal 2003. Included in deferred tax liabilities at the end of fiscal 2002 was $441,000 related to these temporary differences.

8.  DISCONTINUED OPERATIONS

In January 2002, the Company announced plans to dispose of its Manufacturing and Marketing business. Consequently, the Manufacturing and Marketing segment was accounted for as a discontinued operation as of January 26, 2002; and, accordingly, its operating results and net assets are segregated in the Company's consolidated financial statements and related notes for all periods presented. The sale of certain assets of this segment's non-healthcare business to Cintas Corporation closed on April 19, 2002, and the sale of certain assets of the healthcare business to Medline Industries closed on May 17, 2002.

The consolidated financial statements reflect the segregation of the net assets of the discontinued Manufacturing and Marketing segment and writedown of those assets to their estimated net realizable value, as well as estimates of the costs of disposal and transition, summarized as follows:

(Dollars in thousands)                                                                2003            2002              2001
-----------------------------------------------------------------------------------------------------------------------------
Writedown of assets to estimated net realizable value                            $     -           $ 7,657          $ 23,365
Net curtailment gain in pension plan                                                   -               175            (1,358)
Other costs of disposal, including operating losses during
     phase-out period                                                                  -             2,418            14,727
Tax benefit of disposal                                                                -            (3,588)          (12,736)
-----------------------------------------------------------------------------------------------------------------------------
Loss on disposal of discontinued segment, net of tax                             $     -           $ 6,662          $ 23,998
=============================================================================================================================

The additional loss on disposal of the Manufacturing and Marketing segment recorded in fiscal 2002 was due primarily to a reduction in the value of inventories realized through transition and disposition of the business. The loss on disposal in fiscal 2001 included an estimated curtailment gain in the defined benefit pension plan due to the reduction of a significant portion of the workforce. The estimated gain was adjusted in fiscal 2002 to the actual gain of $1,183,000.

The net current assets of the discontinued segment of $2,162,000 at January 25, 2003 were primarily accounts receivable and inventory which were disposed of in fiscal 2003 for amounts approximating their carrying values. Net noncurrent assets were completely disposed of or written off as of January 25, 2003.

Operating results for the Manufacturing and Marketing segment are included in the Consolidated Statements of Income as net loss from operations of discontinued segment for all periods presented. Results for the discontinued segment are as follows:

(Dollars in thousands)                                                                2003              2002            2001
-----------------------------------------------------------------------------------------------------------------------------
Sales, including intersegment sales                                              $     -           $     -          $143,064
Less - intersegment sales                                                              -                 -            26,165
-----------------------------------------------------------------------------------------------------------------------------
Net sales                                                                        $     -           $     -          $116,899
=============================================================================================================================
Loss before income taxes                                                         $     -           $     -          $   (539)
Income tax benefit                                                                     -                 -              (199)
-----------------------------------------------------------------------------------------------------------------------------
Net loss                                                                         $     -           $     -          $   (340)
=============================================================================================================================

In accordance with SFAS No. 52, "Foreign Currency Translation," the cumulative translation adjustment, which related entirely to foreign operations of the discontinued segment, has been removed as a separate component of shareholders' equity and has been reported as part of the loss on disposal of discontinued operations.

9.  EARNINGS PER SHARE

The following table reconciles weighted average shares outstanding to amounts used to calculate basic and diluted earnings per share for fiscal years 2003, 2002 and 2001:

(Dollars and shares in thousands, except per share amounts)                         2003              2002              2001
-----------------------------------------------------------------------------------------------------------------------------
Net income available to Common shareholders:
     Income from continuing operations                                           $ 9,203           $ 6,597          $  1,629
     Loss from operations of discontinued segment, net of tax                        -                 -                (340)
     Loss on disposal of discontinued segment, net of tax                            -              (6,662)          (23,998)
-----------------------------------------------------------------------------------------------------------------------------
     Net income (loss)                                                           $ 9,203           $   (65)         $(22,709)
=============================================================================================================================
Weighted average shares:
     Average shares outstanding                                                    8,823             8,669             8,598
     Effect of dilutive securities - option shares                                   135               154                66
-----------------------------------------------------------------------------------------------------------------------------
     Average shares outstanding, adjusted for dilutive effects                     8,958             8,823             8,664
=============================================================================================================================
Earnings (loss) per share - basic:
     Income from continuing operations                                           $  1.04           $  0.76          $   0.19
     Loss from operations of discontinued segment                                    -                 -               (0.04)
     Loss on disposal of discontinued segment                                        -               (0.77)            (2.79)
-----------------------------------------------------------------------------------------------------------------------------
     Net income (loss)                                                           $  1.04           $ (0.01)         $  (2.64)
=============================================================================================================================
Earnings (loss) per share - diluted:
     Income from continuing operations                                           $  1.03           $  0.75          $   0.19
     Loss from operations of discontinued segment                                    -                 -               (0.04)
     Loss on disposal of discontinued segment                                        -               (0.76)            (2.77)
-----------------------------------------------------------------------------------------------------------------------------
     Net income (loss)                                                           $  1.03           $ (0.01)         $  (2.62)
=============================================================================================================================

10. GOODWILL AND OTHER ACQUIRED ASSETS

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company performed its annual goodwill impairment test as of October 25, 2003 and October 26, 2002, which resulted in no indication of goodwill impairment.

As of January 31, 2004, the carrying amounts of goodwill allocated to the Textile Services and Life Uniform segments were $9,610,000 and $791,000, respectively. During the year ended January 31, 2004, Textile Services acquired $6,145,000 of goodwill recognized from business combinations. There were no material changes in the carrying amount of goodwill in the year ended January 25, 2003.

Following is a reconciliation of reported income from continuing operations and net income (loss), including related earnings (loss) per share, to adjusted amounts excluding goodwill amortization:

                                                                                           Fiscal Year Ended
                                                                           --------------------------------------------------
                                                                             January 31,       January 25,       January 26,
(Dollars in thousands, except per share amounts)                                    2004              2003              2002
-----------------------------------------------------------------------------------------------------------------------------
Income from continuing operations:
     As reported                                                                 $ 9,203           $ 6,597          $  1,629
     Goodwill amortization, net of taxes                                             -                 -                 287
-----------------------------------------------------------------------------------------------------------------------------
     As adjusted                                                                 $ 9,203           $ 6,597          $  1,916
=============================================================================================================================
     Basic earnings per share:
       As reported                                                               $  1.04           $  0.76          $   0.19
       As adjusted                                                                  1.04              0.76              0.22
     Diluted earnings per share:
       As reported                                                               $  1.03           $  0.75          $   0.19
       As adjusted                                                                  1.03              0.75              0.22
=============================================================================================================================
Net income (loss):
     As reported                                                                 $ 9,203           $   (65)         $(22,709)
     Goodwill amortization, net of taxes                                             -                 -                 355
-----------------------------------------------------------------------------------------------------------------------------
     As adjusted                                                                 $ 9,203           $   (65)         $(22,354)
=============================================================================================================================
     Basic earnings (loss) per share:
       As reported                                                               $  1.04           $ (0.01)         $  (2.64)
       As adjusted                                                                  1.04             (0.01)            (2.60)
     Diluted earnings (loss) per share:
       As reported                                                               $  1.03           $ (0.01)         $  (2.62)
       As adjusted                                                                  1.03             (0.01)            (2.58)
=============================================================================================================================

During the year ended January 31, 2004, the Textile Services segment acquired customer contracts and non-compete covenants totaling $2,075,000 and $600,000, respectively, with amortization periods of five to 10 years. During the year ended January 25, 2003, the Textile Services segment acquired customer contracts totaling $1,593,000 with amortization periods of three to five years. Other acquired assets consisted of the following:

                                             January 31, 2004                                     January 25, 2003
                                ---------------------------------------------        --------------------------------------------
                                    Gross                              Other             Gross                             Other
                                 Carrying        Accumulated        Acquired          Carrying        Accumulated       Acquired
(Dollars in thousands)             Amount       Amortization     Assets, net            Amount       Amortization    Assets, net
---------------------------------------------------------------------------------------------------------------------------------
Customer contracts                $ 7,998           $(4,876)          $3,122            $5,923           $(4,411)         $1,512
Non-compete covenants               2,782            (1,857)             925             2,650            (2,016)            634
---------------------------------------------------------------------------------------------------------------------------------
Other acquired assets             $10,780           $(6,733)          $4,047            $8,573           $(6,427)         $2,146
=================================================================================================================================

Aggregate amortization expense for the years ended January 31, 2004 and January 25, 2003 amounted to $774,000 and $737,000, respectively. Other acquired assets are scheduled to be fully amortized by fiscal year 2013 with corresponding annual amortization expense estimated for each of the next five fiscal years as follows (dollars in thousands):

                              2004      $938
                              2005       825
                              2006       749
                              2007       579
                              2008       346

11. LONG-TERM DEBT

The following table summarizes information with respect to long-term debt for fiscal 2003 and 2002:

                                                                                         January 31,       January 25,
(Dollars in thousands)                                                                          2004              2003
-----------------------------------------------------------------------------------------------------------------------
Note to banks due May 30, 2006                                                              $ 19,500          $ 20,000
Other long-term debt including obligations under
  capital leases                                                                                 465               811
-----------------------------------------------------------------------------------------------------------------------
                                                                                              19,965            20,811
Less - current maturities                                                                        192               237
-----------------------------------------------------------------------------------------------------------------------
                                                                                            $ 19,773          $ 20,574
=======================================================================================================================

As discussed in Note 6, the Company refinanced its existing debt in the second quarter of fiscal 2002. At that time, the 10.2% and 8.225% notes to insurance companies were repaid using proceeds from the sale of the Manufacturing and Marketing segment and $22,500,000 of borrowings from a new $70,000,000 unsecured revolving credit facility with three banks. The term of the credit facility was three years with two optional one-year extensions. Amounts borrowed under the credit facility in excess of the $10,000,000 covered by the interest-rate swap, discussed in Note 13, bear interest at a rate equal to either (i) LIBOR plus a margin, or (ii) a Base Rate, defined as the higher of (a) the Federal Funds Rate plus .50% or (b) the Prime Rate. The margin is based on the Company's ratio of "Funded Debt" to "EBITDA," as each is defined in the loan agreement. As of January 31, 2004, the margin was 1.0%. In connection with the refinancing, the Company paid debt issuance costs totaling $794,000 that are being amortized over the term of the loan.

As of January 31, 2004, there was $19,500,000 of outstanding debt under the credit facility, of which $10,000,000 bears interest at a fixed rate of 3.58% (plus the margin) under the interest-rate swap agreement. The remaining debt of $9,500,000 bears interest at 4.00%, the Prime Rate. Furthermore, the Company has $15,300,000 in letters of credit outstanding as of January 31, 2004, which reduces the amount available to borrow under the line of credit to $35,200,000. The Company pays a fee on the unused funds based on the ratio of "Funded Debt" to "EBITDA" described above. As of January 31, 2004, the fee on the unused funds was .20%.

The Company is subject to certain financial covenants under its loan agreement. One of these covenants requires that the Company maintain a minimum consolidated net worth of $112,600,000 plus an aggregate amount equal to 50% of quarterly net income beginning with the second quarter of fiscal 2002 (with no reduction for net losses). The Company is in compliance with this and all other loan covenants.

The estimated fair value of the Company's debt at January 31, 2004 and January 25, 2003 approximates book value since the interest rates on nearly all of the outstanding borrowings approximate current market rates.

On March 8, 2004, the Company amended the terms of the credit facility. Under the terms of the amendment, the maximum amount which may be borrowed under the credit facility was increased to $100,000,000, and the due date of the credit facility was extended until May 30, 2007 with two optional one-year extensions.

Aggregate maturities of long-term debt for each of the three years subsequent to January 29, 2005, taking into account the amended terms, are $228,000, $45,000 and $19,500,000, respectively.

12. RETIREMENT BENEFITS

The Company has a non-contributory defined benefit pension plan covering primarily all salaried and hourly administrative non-union personnel. The benefit formula is based on years of service and compensation during employment. The funding policy of the pension plan is in accordance with the requirements of the Employee Retirement Income Security Act of 1974. The Company expects to contribute $716,000 to the pension plan in fiscal 2004. The funded status of the plan, the net pension liability at January 1, 2004 and January 1, 2003, and the net pension expense (income) for 2003, 2002 and 2001 were as follows:

                                                                                                   January 1,        January 1,
(Dollars in thousands)                                                                                   2004              2003
--------------------------------------------------------------------------------------------------------------------------------
Change in benefit obligation:
     Benefit obligation at beginning of year                                                        $  20,701         $  19,574
     Service cost                                                                                         539               612
     Interest cost                                                                                      1,247             1,269
     Actuarial loss                                                                                     1,815               871
     Effect of curtailment - Manufacturing and Marketing participants (Note 8)                            -                  60
     Benefits paid                                                                                     (1,510)           (1,685)
--------------------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                                                                   $  22,792         $  20,701
================================================================================================================================
Change in plan assets:
     Fair value of plan assets at beginning of year                                                 $  15,298         $  18,203
     Contributions                                                                                        979               -
     Actual gain (loss) on plan assets                                                                  2,089            (1,220)
     Benefits paid                                                                                     (1,510)           (1,685)
--------------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                                                            $  16,856         $  15,298
================================================================================================================================
Net pension liability:
     Funded status                                                                                  $  (5,936)        $  (5,403)
     Unrecognized actuarial loss                                                                        3,118             1,967
     Unrecognized prior service cost                                                                       57                77
     Unrecognized initial obligation                                                                      115               249
--------------------------------------------------------------------------------------------------------------------------------
Net pension liability at end of year                                                                $  (2,646)        $  (3,110)
================================================================================================================================
Minimum pension liability:
     Accumulated benefit obligation                                                                 $ (21,060)        $ (19,259)
     Fair value of plan assets                                                                         16,856            15,298
--------------------------------------------------------------------------------------------------------------------------------
Minimum pension liability at end of year                                                            $  (4,204)        $  (3,961)
================================================================================================================================
Amounts recognized in the Consolidated Balance Sheets:
       Accrued benefit liability                                                                    $  (4,204)        $  (3,961)
       Intangible asset                                                                                   172               326
       Accumulated other comprehensive loss                                                             1,386               525
--------------------------------------------------------------------------------------------------------------------------------
Net liability recognized                                                                            $  (2,646)        $  (3,110)
================================================================================================================================

(Dollars in thousands)                                                           2003             2002             2001
--------------------------------------------------------------------------------------------------------------------------
Pension expense:
  Service cost                                                              $     539      $        612     $        641
  Interest cost                                                                 1,247             1,269            1,307
  Expected return on plan assets                                               (1,423)           (1,471)          (1,655)
  Plan curtailment (Note 8)                                                       -                 175           (1,358)
  Amortization of prior service cost                                               20                20               20
  Recognized actuarial loss (gain)                                                132               (33)             (73)
--------------------------------------------------------------------------------------------------------------------------
Net pension expense (income)                                                $     515      $        572     $     (1,118)
==========================================================================================================================

                                                                                   2003             2002             2001
--------------------------------------------------------------------------------------------------------------------------
Actuarial assumptions used in determining projected benefit obligation:
  Discount rate                                                                   5.75%            6.25%            6.75%
  Rate of compensation increase                                                   5.00%            5.00%            5.00%
Actuarial assumptions used in determining net pension expense:
  Discount rate                                                                   6.25%            6.75%            7.00%
  Expected return on plan assets                                                  7.50%            7.50%            8.50%
  Rate of compensation increase                                                   5.00%            5.00%            5.00%
--------------------------------------------------------------------------------------------------------------------------

The discount rate is determined annually as of the measurement date based upon a review of interest rates associated with long-term, high quality corporate bonds, U.S. Treasury securities and a corporate adjusted duration-matched yield calculated by the Company's pension plan actuary.

The Company's pension fund investment policy is to be actively invested in high quality, marketable securities consisting of a balanced portfolio of stocks, bonds and short-term assets and utilizing a long-term value-oriented process with a moderate risk level and an objective of achieving a competitive investment return. The investment portfolio consists of equity and fixed-income components with equities being not more than 55% of the portfolio nor less than 30%. The policy includes investment quality standards and portfolio concentration limitations to lower risk and provide for diversification. It also enumerates prohibited transactions (such as short sales and margin transactions) and prohibited investments (such as commodities, derivatives and restricted stock).

The allocation of plan assets held as of January 1, 2004 and 2003, by asset category, was as follows:

                                                                         January 1,        January 1,
                                                                               2004              2003
                                                                     ---------------    --------------
Cash and cash equivalents                                                        4%                2%
Equity securities                                                               54%               43%
Fixed-income securities                                                         42%               55%
                                                                     ---------------    --------------
                                                                               100%              100%
                                                                     ===============    ==============

The Company's long-term, annual rate-of-return-on-assets assumption is determined based upon a combination of review of historical returns on pension plan assets, a review of rate-of-return assumptions used by other companies, advice from the Company's plan actuary and the Company's general expectations of long-term prospective returns on plan assets.

The Company's 401(k) retirement savings plan provides retirement benefits to eligible employees in addition to those provided by the defined benefit pension plan. The plan permits participants to voluntarily defer up to 12% of their compensation, subject to Internal Revenue Code limitations. The Company also contributes a percentage of the employee's deferrals to the account of each eligible employee. The cost to the Company for this plan was $555,000, $533,000 and $619,000, for fiscal years 2003, 2002 and 2001, respectively.

The Company maintains a voluntary deferred compensation plan providing retirement benefits to certain employees and directors in return for deferral of compensation payments. The amount of the retirement benefit is determined based on the amount of compensation deferred and is payable over 15 years following retirement. In addition, the Company maintains a supplemental retirement benefit plan for selected employees. The benefit amount is determined as a percentage of final average compensation, as defined, and is generally payable over 10 years beginning at age 65. The liability recorded in deferred compensation and pension liabilities for long-term retirement obligations related to these plans as of January 31, 2004 and January 25, 2003 was $12,004,000 and $12,152,000, respectively. The
Company funds these liabilities through the purchase of company-owned life insurance policies on plan participants.

The Company generally does not provide retirees with post-retirement benefits other than pensions.

13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company entered into an interest-rate swap agreement with one of its lenders effective September 9, 2002. The swap agreement fixes the variable portion of the interest rate (excluding a margin) at 3.58% on $10,000,000 of the outstanding debt under the revolving line of credit until termination on May 30, 2007. The Company has elected to apply cash flow hedge accounting for the interest-rate swap agreement in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Accordingly, the derivative is recorded as an asset or liability at its fair value. The effective portion of changes in the fair value of the derivative, as measured quarterly, is reported in accumulated other comprehensive income, and the ineffective portion, if any, is reported in net income of the current period. The gain (loss) on the derivative included in accumulated other comprehensive loss in the years ended January 31, 2004 and January 25, 2003 amounted to $5,000 and $(170,000), respectively, net of tax. The Company has recorded a long-term liability of $254,000 and $260,000 for the fair value of the derivative as of January 31, 2004 and January 25, 2003, respectively.

To moderate price risk due to market fluctuations, the Company has entered into fixed-price contracts as of January 31, 2004 for approximately 37% of its estimated natural gas purchase requirements in the next 12 months. Although these contracts are considered derivative instruments, they meet the normal purchases exclusion contained in SFAS No. 133, as amended by SFAS No. 138 and SFAS No. 149, and are therefore exempted from the related accounting requirements.

14. PREFERRED STOCK

The Company has two classes of authorized Preferred Stock: Class A, $1 stated value per share, authorized in the amount of 100,000 shares; and Class B, authorized in the amount of 2,500,000 shares. As of January 31, 2004 and January 25, 2003, no shares of Class A or Class B were outstanding.

15. SHAREHOLDER RIGHTS PLAN

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

16. COMMITMENTS AND CONTINGENCIES

Future minimum payments by year and in the aggregate under operating leases with initial or remaining terms of one year or more, consisted of the following at January 31, 2004:

                                                                          Minimum
(Dollars in thousands)                                                   Payments
----------------------------------------------------------------------------------
2004                                                                     $ 10,304
2005                                                                        7,758
2006                                                                        6,446
2007                                                                        5,101
2008                                                                        3,713
Later years                                                                 4,860
----------------------------------------------------------------------------------
Total minimum lease payments                                             $ 38,182
==================================================================================

Rental expense for all operating leases consisted of:

(Dollars in thousands)                                                        2003             2002            2001
--------------------------------------------------------------------------------------------------------------------
Minimum rentals                                                           $ 14,432         $ 14,620        $ 14,787
Contingent rentals                                                             371              460             346
--------------------------------------------------------------------------------------------------------------------
                                                                          $ 14,803         $ 15,080        $ 15,133
====================================================================================================================

Contingent rentals represents the portion of Life Uniform's store rental expense that is determined as a percentage of retail sales.

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

17. BUSINESS SEGMENT INFORMATION

Historically, the Company has operated principally in three industry segments: Textile Services, Manufacturing and Marketing and Life Uniform. Manufacturing and Marketing has been treated as a discontinued operation for all years presented in this report. The Company's continuing business segments, including products and principal markets, are described elsewhere in this report.

(Dollars in thousands)                                                        2003              2002              2001
-----------------------------------------------------------------------------------------------------------------------
Combined sales and revenues:
     Textile Services                                                     $291,499          $271,250          $259,078
     Life Uniform                                                           82,777            92,169            90,985
-----------------------------------------------------------------------------------------------------------------------
                                                                          $374,276          $363,419          $350,063
=======================================================================================================================
Income from operations:
     Textile Services                                                     $ 21,487          $ 21,891          $ 18,741
     Life Uniform                                                           (2,659)            2,948            (4,951)
     Corporate expense                                                      (7,727)           (7,212)           (5,149)
-----------------------------------------------------------------------------------------------------------------------
                                                                          $ 11,101          $ 17,627          $  8,641
=======================================================================================================================
Assets (as of year end):
     Textile Services                                                     $174,514          $145,829          $140,498
     Life Uniform                                                           25,136            29,015            30,318
     Corporate                                                              36,131            51,278            56,439
     Net assets of discontinued segment                                        -               2,162            63,610
-----------------------------------------------------------------------------------------------------------------------
                                                                          $235,781          $228,284          $290,865
=======================================================================================================================
Depreciation and amortization:
     Textile Services                                                     $ 10,160          $ 10,115          $  9,621
     Life Uniform                                                            2,766             2,445             2,686
     Corporate                                                                 938               657               767
-----------------------------------------------------------------------------------------------------------------------
                                                                          $ 13,864          $ 13,217          $ 13,074
=======================================================================================================================
Capital additions, net:
     Textile Services                                                     $ 22,181          $ 11,801          $ 10,134
     Life Uniform                                                            1,497             2,516             3,694
     Corporate                                                                 671               334                45
-----------------------------------------------------------------------------------------------------------------------
                                                                          $ 24,349          $ 14,651          $ 13,873
=======================================================================================================================

All of the Company's sales and revenues of its continuing business segments are provided in the United States. The Company has no one major customer. Corporate assets consist primarily of cash, investments, deferred income taxes, cash surrender value of company-owned life insurance, information systems equipment and office furniture and fixtures. Corporate expenses consist of the Company's principal administrative and financial functions, which are centrally managed. Capital additions do not include the cost of properties acquired in business acquisitions.

18. UNAUDITED QUARTERLY FINANCIAL DATA

Quarterly results for 2003 and 2002 are shown below:

Fiscal 2003 Quarter Ended
(Dollars in thousands, except per share amounts)               April 26          July 26        October 25        January 31
-----------------------------------------------------------------------------------------------------------------------------
Combined sales and revenues:
     Textile Services                                          $ 71,383         $ 70,963          $ 70,576          $ 78,577
     Life Uniform                                                21,656           18,761            21,422            20,938
-----------------------------------------------------------------------------------------------------------------------------
                                                               $ 93,039         $ 89,724          $ 91,998          $ 99,515
=============================================================================================================================
Gross profit:
     Textile Services                                          $ 13,588         $ 13,868          $ 12,877          $ 13,905
     Life Uniform                                                11,668            9,975            11,600            11,063
-----------------------------------------------------------------------------------------------------------------------------
                                                               $ 25,256         $ 23,843          $ 24,477          $ 24,968
=============================================================================================================================
Income from operations:
     Textile Services                                          $  5,458         $  5,655          $  4,729          $  5,645
     Life Uniform                                                   135             (854)               (6)           (1,934)
     Corporate expense                                           (1,926)          (2,205)           (1,694)           (1,902)
-----------------------------------------------------------------------------------------------------------------------------
                                                               $  3,667         $  2,596          $  3,029          $  1,809
=============================================================================================================================
Income from continuing operations                              $  2,340         $  2,980          $  2,184          $  1,699
-----------------------------------------------------------------------------------------------------------------------------
Net income                                                     $  2,340         $  2,980          $  2,184          $  1,699
=============================================================================================================================
Income from continuing operations
     Basic earnings per share*                                 $    .27         $    .34          $    .25          $    .19
     Diluted earnings per share*                               $    .26         $    .33          $    .24          $    .19
=============================================================================================================================


Fiscal 2002 Quarter Ended
(Dollars in thousands, except per share amounts)               April 27          July 27        October 26        January 25
-----------------------------------------------------------------------------------------------------------------------------
Combined sales and revenues:
     Textile Services                                          $ 68,381         $ 66,795          $ 68,108          $ 67,966
     Life Uniform                                                24,876           21,731            24,525            21,037
-----------------------------------------------------------------------------------------------------------------------------
                                                               $ 93,257         $ 88,526          $ 92,633          $ 89,003
=============================================================================================================================
Gross profit:
     Textile Services                                          $ 14,081         $ 14,174          $ 13,402          $ 10,735
     Life Uniform                                                12,790           11,985            13,771            11,430
-----------------------------------------------------------------------------------------------------------------------------
                                                               $ 26,871         $ 26,159          $ 27,173          $ 22,165
=============================================================================================================================
Income from operations:
     Textile Services                                          $  5,884         $  6,651          $  5,765          $  3,591
     Life Uniform                                                   701              522             1,668                57
     Corporate expense                                           (1,618)          (2,111)           (2,058)           (1,425)
-----------------------------------------------------------------------------------------------------------------------------
                                                               $  4,967         $  5,062          $  5,375          $  2,223
=============================================================================================================================
Income (loss) from continuing operations                       $  2,293         $ (1,141)         $  3,555          $  1,890
     Loss from discontinued operations                           (4,447)            (961)             (894)             (360)
-----------------------------------------------------------------------------------------------------------------------------
Net (loss) income                                              $ (2,154)        $ (2,102)         $  2,661          $  1,530
=============================================================================================================================
Income (loss) from continuing operations
     Basic earnings (loss) per share*                          $    .27         $  (0.13)         $    .41          $    .22
     Diluted earnings (loss) per share*                        $    .26         $  (0.13)         $    .40          $    .21
=============================================================================================================================

   * Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total earnings per share for the year.

Results for fiscal 2002 second quarter ended July 27, 2002 reflect the restatement of the loss on early extinguishment of debt as an ordinary rather than extraordinary item. See Note 6.

19. SUBSEQUENT EVENT

On February 24, 2004, the Company's Board of Directors approved Management's recommendation to exit and discontinue the Life Uniform business segment within the next twelve-month period. As previously announced in fiscal 2003, the Company had retained the investment bank Morgan Joseph & Co. to review strategic alternatives for the underperforming segment. As a result of that review, the Company plans to pursue a divestiture strategy for Life Uniform, and is actively marketing the segment for sale. However, the Company intends to continue to operate the segment pending successful negotiation of its sale.

In accordance with SFAS No. 144, the assets and liabilities of the Life Uniform segment will be segregated, and its results of operations reported in discontinued operations, effective in the first quarter of fiscal 2004. As of January 31, 2004, total assets of Life Uniform were $25,136,000, consisting mainly of inventories of $11,491,000 and net property and equipment of $9,237,000, and total liabilities were $7,390,000, of which $6,021,000 was for accounts payable.

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

/s/ ARTHUR ANDERSEN LLP
ARTHUR ANDERSEN LLP
St. Louis, Missouri,
March 21, 2002

EXPLANATORY NOTE REGARDING ARTHUR ANDERSEN LLP
----------------------------------------------

The Company could not obtain permission of Arthur Andersen LLP to the inclusion in this Annual Report on Form 10-K of its Report of Independent Public Accountants above because Arthur Andersen LLP has ceased operations. Accordingly, the report of Arthur Andersen LLP above is merely reproduced from the Company's Annual Report on Form 10-K for the fiscal year ended January 26, 2002. Reference to Item 14(a)2(i) in the report is now Item 15(a)2(i) in the Form 10-K as revised.

                                                                 Schedule II

                    ANGELICA CORPORATION AND SUBSIDIARIES

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                 FOR THE THREE YEARS ENDED JANUARY 31, 2004

Reserve for doubtful accounts - deducted from receivables in the balance sheet:

                                                 Balance at         Charged to Costs                         Balance at End of
                   Year                     Beginning of Period       and Expenses         Deductions(a)           Period
--------------------------------------------------------------------------------------------------------------------------------
Year Ended January 31, 2004                          $724                  $418                 $214                  $928
--------------------------------------------------------------------------------------------------------------------------------
Year Ended January 25, 2003                         1,306                   603                1,185                   724
--------------------------------------------------------------------------------------------------------------------------------
Year Ended January 26, 2002                         1,909                   869                1,472                 1,306
--------------------------------------------------------------------------------------------------------------------------------

-------------------

(a) Doubtful accounts written off against reserve provided, net of recoveries.

                                  SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ANGELICA CORPORATION
                                       ----------------------------------------
                                          (Registrant)

                                       By:  /s/ Stephen M. O'Hara
                                          -------------------------------------
                                          Stephen M. O'Hara
                                          President and Chief Executive Officer

Date: April 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:    /s/ Stephen M. O'Hara                                           By:   /s/ James W. Shaffer
     ------------------------------------------------                      ----------------------------------------------
     Stephen M. O'Hara                                                     James W. Shaffer
     President and Chief                                                   Vice President, Treasurer and Chief
     Executive Officer                                                     Financial Officer
     (Principal Executive Officer)                                         (Principal Financial Officer)
                                                                           (Principal Accounting Officer)




     Don W. Hubble                                  *                      Susan S. Elliott                             *
-----------------------------------------------------                  --------------------------------------------------
     (Don W. Hubble)                                                       (Susan S. Elliott)
     Director                                                              Director

     Ronald J. Kruszewski                           *                      Charles W. Mueller                           *
-----------------------------------------------------                  --------------------------------------------------
     (Ronald J. Kruszewski)                                                (Charles W. Mueller)
     Director                                                              Director

     Kelvin R. Westbrook                            *                      William A. Peck                              *
-----------------------------------------------------                  --------------------------------------------------
     (Kelvin R. Westbrook)                                                 (William A. Peck)
     Director                                                              Director


By his signature below, Stephen M. O'Hara has signed this Form 10-K on behalf of each person named above whose name is followed by an asterisk, pursuant to power of attorney filed with this Form 10-K.

                                                                           /s/ Stephen M. O'Hara
                                                                       --------------------------------------------------
                                                                           Stephen M. O'Hara, as attorney-in-fact

Date: April 15, 2004

                                EXHIBIT INDEX

Exhibit
Number   Description
------   -----------

                  *Asterisk indicates exhibits filed herewith.
                  **Incorporated by reference from the document listed.

3.1 Restated Articles of Incorporation of the Company, as currently in effect. Filed as Exhibit 3.1 to the Form 10-K for the fiscal year ended January 26, 1991.**

3.2      Current By-Laws of the Company, as last amended January 27, 2004.*

4.1 Shareholder Rights Plan dated August 25, 1998. Filed as Exhibit 1 to Registration Statement on Form 8-A on August 28, 1998.**

10.1 Loan Agreement with LaSalle Bank N.A. et al, dated May 30, 2002. Filed as Exhibit 10.1 to the Form 10-Q for fiscal quarter ended April 27, 2002.**

10.2 First Amendment, effective January 24, 2003, to Loan Agreement with LaSalle Bank N.A. et al., dated May 30, 2002. Filed as Exhibit 10.2 to the Form 10-K for fiscal year ended January 25, 2003.**

10.3 First Extension Agreement, effective March 1, 2003, to Loan Agreement with LaSalle Bank N.A. et al., dated May 30, 2002. Filed as Exhibit 10.3 to the Form 10-K for fiscal year ended January 25, 2003.**

10.4 Second Amendment to Loan Agreement with LaSalle Bank N.A. et al, effective March 8, 2004.*

10.5 Angelica Corporation 1994 Performance Plan (as amended 1/31/95). Filed as Exhibit 10.1 to the Form 10-K for fiscal year ended January 28, 1995.**

10.6 Angelica Corporation Stock Award Plan. Filed as Exhibit 10 to the Form 10-K for fiscal year ended February 1, 1992.**

10.7 Angelica Corporation Supplemental Plan restated as of September 1, 2000. Filed as Exhibit 10.6 to the Form 10-Q for fiscal quarter ended October 28, 2000. Amendment dated August 27, 2003 filed as
         Exhibit 10.9 to the Form 10-Q for fiscal quarter ended October 25, 2003.**

10.8 Deferred Compensation Option Plan for Selected Management Employees, filed as Exhibit 19.9 to the Form 10-K for fiscal year ended January 26, 1991. Amendment dated October 25, 1994 filed as
         Exhibit 10.27 to the Form 10-K for fiscal year ended January 28, 1995; and amendment dated February 25, 1997 filed as Exhibit 10.34 to the Form 10-K for fiscal year ended January 25, 1997.**

10.9     Deferred Compensation Option Plan for Directors, filed as Exhibit
         19.8 to the Form 10-K for fiscal year ended January 26, 1991. Amendment dated July 28, 1992 filed as Exhibit 19.3 to the Form 10-K for fiscal year ended January 30, 1993; and amendment dated November 29, 1994 filed as Exhibit 10.24 to the Form 10-K for fiscal year ended January 28, 1995.**

10.10 Supplemental and Deferred Compensation Trust. Filed as Exhibit 19.5 to the Form 10-K for fiscal year ended February 1, 1992.**

10.11 Restated Deferred Compensation Plan for Non-Employee Directors, filed as Exhibit 10 (v) to the Form 10-K for fiscal year ended January 28, 1984. Amendment No. 1 dated November 29, 1994 was filed as Exhibit 10.25 to the Form 10-K for fiscal year ended January 28, 1995.**

10.12 Angelica Corporation 1994 Non-Employee Directors Stock Plan. Filed as Appendix A to the Proxy Statement for the Annual Meeting of Shareholders held on May 23, 1995. First amendment dated January 27, 1998 was filed as Exhibit 10.35 to the Form 10-K for fiscal year ended January 31, 1998.**

10.13 Second Amendment to Angelica Corporation 1994 Non-Employee Directors Stock Plan, dated January 27, 2004.*

10.14 Amended specimen form of Stock Option Agreement under the Angelica Corporation 1994 Performance Plan. Filed as Exhibit 10.7 to the Form 10-Q for fiscal quarter ended October 25, 2003.**

10.15 Amended specimen form of Stock Option Agreement under the Angelica Corporation 1999 Performance Plan. Filed as Exhibit 10.8 to the Form 10-Q for fiscal quarter ended October 25, 2003.**

10.16 Form of Indemnification Agreement between the Company and each of its directors and executive officers. Filed as Exhibit 10.22 to the Form 10-K for fiscal year ended January 30, 1999.**

10.17 Employment Agreement between the Company and Theodore M. Armstrong, dated January 1, 2003. Filed as Exhibit 10.18 to the Form 10-K for fiscal year ended January 25, 2003.**

10.18 Employment Agreement between the Company and Don W. Hubble, dated February 5, 2003. Filed as Exhibit 10.19 to the Form 10-K for fiscal year ended January 25, 2003.**

10.19 Retirement Benefit Agreement between the Company and Don W. Hubble dated January 1, 1998. Filed as Exhibit 10.31 to the Form 10-K for fiscal year ended January 31, 1998.**

10.20 Non-Qualified Stock Option Agreement between the Company and Don W. Hubble dated January 2, 1998. Filed as Exhibit 10.32 to the Form 10-K for fiscal year ended January 31, 1998.**

10.21 First Amendment to Non-Qualified Stock Option Agreements between the Company and Don W. Hubble, dated February 5, 2003. Filed as
         Exhibit 10.22 to the Form 10-K for fiscal year ended January 25, 2003.**

10.22 Restricted Stock Agreement between the Company and Don W. Hubble, dated February 5, 2003. Filed as Exhibit 10.23 to the Form 10-K for fiscal year ended January 25, 2003.**

10.23 Retirement Transition Agreement between the Company and Don W. Hubble, dated January 28, 2004.*

10.24 Employment Agreement between the Company and Steven L. Frey, dated March 1, 2003. Filed as Exhibit 10.24 to the Form 10-K for fiscal year ended January 25, 2003.**

10.25 First Amendment to Employment Agreement between the Company and Steven L. Frey, dated March 1, 2004.*

10.26 Angelica Corporation 1999 Performance Plan. Filed as Appendix A to the Proxy Statement for the Annual Meeting of Shareholders held May 25, 1999.**

10.27 Employment Agreement between the Company and James W. Shaffer, dated February 1, 2003. Filed as Exhibit 10.27 to the Form 10-K for fiscal year ended January 25, 2003.**

10.28 First Amendment to Employment Agreement between the Company and James W. Shaffer, dated February 1, 2004.*

10.29 Employment Agreement between the Company and Paul R. Anderegg, dated February 1, 2003. Filed as Exhibit 10.29 to the Form 10-K for the fiscal year ended January 25, 2003. First Amendment to Employment Agreement dated September 15, 2003 filed as Exhibit 10.6 to the Form 10-Q for fiscal quarter ended October 25, 2003.**

10.30 Second Amendment to Employment Agreement between the Company and Paul R. Anderegg, dated February 1, 2004.*

10.31 Employment Agreement between the Company and Stephen M. O'Hara, dated September 15, 2003. Filed as Exhibit 10.1 to the Form 10-Q for fiscal quarter ended October 25, 2003.**

10.32 Restricted Stock Agreement between the Company and Stephen M. O'Hara, dated September 15, 2003. Filed as Exhibit 10.2 to the Form 10-Q for fiscal quarter ended October 25, 2003.**

10.33 Non-Qualified Stock Option Agreement between the Company and Stephen M. O'Hara, dated September 15, 2003 (100,000 shares at $19.66 exercise price). Filed as Exhibit 10.3 to the form 10-Q for fiscal quarter ended October 25, 2003.**

10.34 Non-Qualified Stock Option Agreement between the Company and Stephen M. O'Hara, dated September 15, 2003 (50,000 shares at $25.00 exercise price). Filed as Exhibit 10.4 to the Form 10-Q for fiscal quarter ended October 25, 2003.**

10.35 Non-Qualified Stock Option Agreement between the Company and Stephen M. O'Hara, dated September 15, 2003 (50,000 shares at $30.00 exercise price). Filed as Exhibit 10.5 to the Form 10-Q for fiscal quarter ended October 25, 2003.**

10.36 Angelica Corporation Mirror 401(k) and Deferred Compensation Plan, dated November 1, 2003.*

10.37 Trust under Angelica Corporation Mirror 401(k) and Deferred Compensation Plan, dated November 1, 2003.*

10.38 Settlement Agreement between the Company and Denis R. Raab, dated October 31, 2003.*

10.39 Retention and Transition Employment Agreement between the Company and Daniel J. Westrich, dated January 29, 2004.*

21       Subsidiaries of the Company.*

23       Consent of Independent Public Accountants.*

24.1 Powers of Attorney submitted by Susan S. Elliott, Don W. Hubble, Charles W. Mueller, William A. Peck and Kelvin R. Westbrook.*

24.2     Power of attorney submitted by Ronald J. Kruszewski.*

24.3 Certified copy of Board Resolution authorizing Form 10-K filing utilizing powers of attorney.*

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