Form 10-Q
period 2004-05-01
ANGELICA CORP /NEW/
filed 2004-06-10
CIK 6571

==============================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

           For The Quarter Ended                   Commission File
                May 1, 2004                         Number 1-5674


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

The number of shares outstanding of Registrant's Common Stock, par value $1.00 per share, at June 1, 2004 was 8,958,377 shares.

==============================================================================

                    ANGELICA CORPORATION AND SUBSIDIARIES

                                  INDEX TO

                   MAY 1, 2004 FORM 10-Q QUARTERLY REPORT






                                                                   Page Number
                                                                   -----------
                                                                    Reference
                                                                    ---------

PART I.   FINANCIAL INFORMATION:

  Item 1.  Condensed Financial Statements:

     Consolidated Statements of Income - First Quarter ended
      May 1, 2004 and April 26, 2003 (Unaudited)                        2

     Consolidated Balance Sheets - May 1, 2004
      and January 31, 2004 (Unaudited)                                  3

     Consolidated Statements of Cash Flows - First Quarter
      ended May 1, 2004 and April 26, 2003 (Unaudited)                  4

     Notes to Unaudited Consolidated Financial Statements              5-10

  Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                    11-14

  Item 3.  Quantitative and Qualitative Disclosures
     About Market Risk                                                 15

  Item 4.  Controls and Procedures                                    15-16

PART II.  OTHER INFORMATION:

  Item 6.  Exhibits and Reports on Form 8-K                            17

  Signatures                                                           18

  Exhibit Index                                                        19

                       PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands, except per share amounts)

                                                                First Quarter Ended
                                                          -------------------------------
                                                          May 1, 2004      April 26, 2003
                                                          -----------      --------------
CONTINUING OPERATIONS:
Textile service revenues                                   $ 77,730           $ 71,383
Cost of textile services                                    (65,563)           (57,795)
                                                           --------           --------
  Gross profit                                               12,167             13,588
Selling, general and administrative expenses                (10,180)           (10,009)
Other operating expense, net                                   (254)               (47)
                                                           --------           --------
  Income from operations                                      1,733              3,532
Interest expense                                               (280)              (225)
Non-operating income, net (Note 4)                            2,100                 37
                                                           --------           --------
  Income from continuing operations before taxes              3,553              3,344
Provision for income taxes (Note 5)                          (1,030)            (1,087)
                                                           --------           --------
Income from continuing operations                             2,523              2,257
                                                           --------           --------

DISCONTINUED OPERATIONS (NOTE 6):
Income from operations of discontinued segment,
 net of tax                                                     672                 83
Loss on disposal of discontinued segment,
 net of tax                                                  (3,064)                 -
                                                           --------           --------
(Loss) income from discontinued operations                   (2,392)                83
                                                           --------           --------
Net income                                                 $    131           $  2,340
                                                           ========           ========

BASIC EARNINGS PER SHARE (NOTE 7):
  Income from continuing operations                        $   0.28           $   0.26
  (Loss) income from discontinued operations                  (0.27)              0.01
                                                           --------           --------
Net income                                                 $   0.01           $   0.27
                                                           ========           ========

DILUTED EARNINGS PER SHARE (NOTE 7):
  Income from continuing operations                        $   0.27           $   0.25
  (Loss) income from discontinued operations                  (0.26)              0.01
                                                           --------           --------
Net income                                                 $   0.01           $   0.26
                                                           ========           ========


The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)

                                                                    May 1,               January 31,
                                                                     2004                   2004
                                                                   --------              -----------
ASSETS
------
Current Assets:
  Cash and short-term investments                                  $    893               $  2,188
  Receivables, less reserves of $896 and $843                        38,208                 36,978
  Inventories                                                           241                    209
  Linens in service                                                  36,362                 35,255
  Prepaid expenses and other current assets                           3,747                  4,513
  Deferred income taxes                                               8,105                  5,036
  Assets of discontinued segment held for sale (Note 6)              21,504                 24,498
                                                                   --------               --------
    Total Current Assets                                            109,060                108,677
                                                                   --------               --------

Property and Equipment                                              186,296                176,719
Less -- reserve for depreciation                                     93,814                 94,467
                                                                   --------               --------
    Total Property and Equipment                                     92,482                 82,252
                                                                   --------               --------
Other:
  Goodwill (Note 8)                                                   9,626                  9,610
  Other acquired assets (Note 8)                                      3,659                  3,768
  Cash surrender value of life insurance                             29,960                 30,194
  Miscellaneous                                                       1,412                  1,280
                                                                   --------               --------
    Total Other Assets                                               44,657                 44,852
                                                                   --------               --------
Total Assets                                                       $246,199               $235,781
                                                                   ========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Current maturities of long-term debt                             $      3               $      3
  Accounts payable                                                   17,642                 18,343
  Accrued wages and other compensation                                4,754                  5,092
  Other accrued liabilities                                          24,896                 21,729
  Liabilities of discontinued segment held for sale (Note 6)          7,133                  7,783
                                                                   --------               --------
    Total Current Liabilities                                        54,428                 52,950
                                                                   --------               --------
Long-Term Debt, less current maturities (Note 9)                     26,742                 19,542
Other Long-Term Obligations                                          18,986                 16,629

Shareholders' Equity:
  Common Stock, $1 par value, authorized 20,000,000
   shares, issued: 9,471,538                                          9,472                  9,472
  Capital surplus                                                     4,748                  4,748
  Retained earnings                                                 141,727                142,341
  Accumulated other comprehensive loss                                 (977)                (1,062)
  Unamortized restricted stock                                       (1,078)                  (210)
  Common Stock in treasury, at cost: 540,550 and 587,141             (7,849)                (8,629)
                                                                   --------               --------
    Total Shareholders' Equity                                      146,043                146,660
                                                                   --------               --------
Total Liabilities and Shareholders' Equity                         $246,199               $235,781
                                                                   ========               ========

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)

                                                                             First Quarter Ended
                                                                         -----------------------------
                                                                         May 1, 2004    April 26, 2003
                                                                         -----------    --------------

Cash Flows from Operating Activities:
  Income from continuing operations                                       $  2,523         $  2,257
  Non-cash items included in income from continuing operations:
    Depreciation                                                             2,711            2,380
    Amortization                                                               355              125
    Cash surrender value of life insurance                                    (791)            (267)
  Change in working capital components of continuing
   operations, net of businesses acquired/disposed of                          775           (5,911)
  Other, net                                                                   (55)             138
                                                                          --------         --------
Net cash provided by (used in) operating activities of
 continuing operations                                                       5,518           (1,278)
                                                                          --------         --------

Cash Flows from Investing Activities:
  Expenditures for property and equipment, net                              (3,199)          (4,607)
  Cost of businesses acquired                                               (6,988)             (48)
  Life insurance premiums paid                                                (163)            (147)
                                                                          --------         --------
Net cash used in investing activities of continuing operations             (10,350)          (4,802)
                                                                          --------         --------

Cash Flows from Financing Activities:
  Repayments of long-term revolving debt                                   (23,000)         (24,814)
  Borrowings of long-term revolving debt                                    30,200           18,000
  Dividends paid                                                              (983)            (880)
  Treasury stock reissued                                                       22              546
                                                                          --------         --------
Net cash provided by (used in) financing activities of
 continuing operations                                                       6,239           (7,148)
                                                                          --------         --------

Net cash (used in) provided by discontinued operations (Note 6)             (2,702)           2,643
                                                                          --------         --------

Net decrease in cash and short-term investments                             (1,295)         (10,585)
Balance at beginning of year                                                 2,188           17,414
                                                                          --------         --------
Balance at end of period                                                  $    893         $  6,829
                                                                          ========         ========

Supplemental cash flow information:
  Income taxes paid                                                       $     96         $     70
  Interest paid                                                           $    223         $    168

During the first quarter ended May 1, 2004, the Company acquired selected assets and customer contracts of various laundry facilities for $10,611,000. The cost of businesses acquired reflects the cash paid for these acquisitions, with the remaining balance of $3,623,000 due in one year.

The accompanying notes are an integral part of the consolidated financial statements.

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                       FIRST QUARTER ENDED MAY 1, 2004
                             AND APRIL 26, 2003




Note 1.  Basis of Presentation
------------------------------

       The accompanying condensed consolidated financial statements are unaudited, and these consolidated statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2004 (fiscal
       2003). It is Management's opinion that all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results during the interim period have been included. All significant intercompany accounts and transactions have been eliminated. The results of operations and cash flows for the first quarter ended May 1, 2004 are not necessarily indicative of the results that will be achieved for the full year.

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

       The Company has various stock option and stock bonus plans that provide for the granting of incentive stock options, non-qualified stock options, restricted stock and performance awards to certain employees and directors. As permitted by SFAS No. 123, the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock and performance-based awards, as to which the amounts charged to expense in the first quarter ended May 1, 2004 and April 26, 2003 totaled $143,000 and $129,000, respectively. During the quarter ended May 1, 2004, 45,000 shares of restricted stock were granted with a weighted-average share price of $22.18.

       Had compensation expense for stock-based compensation plans for the first quarter ended May 1, 2004 and April 26, 2003 been determined consistent with SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would approximate the following pro forma amounts:

                                                              May 1,        April 26,
(Dollars in thousands, except per share amounts)                2004             2003
--------------------------------------------------------------------------------------
Net income (loss):
     As reported                                              $  131           $2,340
     Add: stock-based employee compensation expense
          included in net income, net of tax                     102               87
     Deduct: stock-based employee compensation
          expense determined under fair-value based
          method for all awards, net of tax                     (285)            (225)
                                                              ------           ------
     Pro forma net (loss) income                              $  (52)          $2,202
                                                              ======           ======

Basic earnings (loss) per share:
     As reported                                              $ 0.01           $ 0.27
     Pro forma                                                 (0.01)            0.25

Diluted earnings (loss) per share:
     As reported                                              $ 0.01           $ 0.26
     Pro forma                                                 (0.01)            0.25

       The effect of the application of SFAS No. 123 in this disclosure is not necessarily indicative of the pro forma effect on net income in future periods.

Note 3.  Restructuring Activities
---------------------------------

       As of January 31, 2004, there was $410,000 of reserve remaining from the original restructuring charge recorded in the fourth quarter of fiscal 2001 related primarily to the closing of certain retail stores in the Life Uniform segment. During the first quarter ended May 1, 2004, a total of $83,000 of the reserve was utilized for lease termination costs paid. The reserve balance of $327,000 remaining as of May 1, 2004 is expected to be utilized in fiscal 2004 for termination costs of the remaining store leases.

Note 4.  Non-Operating Income
-----------------------------

       In the first quarter of fiscal 2004, the Company recorded non-operating income of $2,100,000 which included a gain of $1,472,000 from the sale of real estate of the former Miami plant which closed in January 2000. In addition, the Company recognized gains of $610,000 for the excess of death benefits from Company-owned life insurance policies surrendered over the cash value of the policies.

       Non-operating income, net, also includes interest earned on invested cash balances.

Note 5.  Income Taxes
---------------------

       Taxes on income from continuing operations were provided for at an effective tax rate of 29.0 percent and 32.5 percent in the first quarter of fiscal 2004 and fiscal 2003, respectively, based upon the Company's estimated effective tax rate for the year including the effects of permanent items and tax credits. The effective tax rate of
       34.0 percent on the loss from discontinued operations in fiscal 2004 reflects the statutory tax rate adjusted for unutilized State net operating losses.

Note 6.  Discontinued Operations
--------------------------------

       In fiscal 2003, the Company retained an investment bank to review strategic alternatives for its underperforming Life Uniform retail business segment. Upon conclusion of that review in the first quarter of fiscal 2004, the Company decided to exit and discontinue the segment within the next 12 months, and focus its resources on growing the Textile Services healthcare laundry and linen management business. The Company is pursuing a divestiture strategy for Life Uniform through sale of the business or otherwise closing the stores and liquidating the assets in a manner to maximize the value of the segment. The Company intends to continue to operate the segment pending successful completion of its sale or liquidation.

       In the first quarter of fiscal 2004, the Company recorded an estimated pretax loss on disposal of the discontinued Life Uniform segment of $4,642,000 to write down the net assets of the segment to their estimated fair values, less costs directly incurred in connection with the proposed sale. The estimated loss on disposal is based upon preliminary negotiations on an exclusive basis with a potential buyer for Life Uniform. The final charge associated with the disposition of the segment may differ materially depending upon the outcome of these negotiations. The Company expects to conclude the sale of the segment during the second quarter of fiscal 2004. However, there is a risk that the Company will be unable to consummate the sale of Life Uniform which could result in additional losses upon closing of the stores and liquidation of the assets.

       In accordance with SFAS No. 144, the financial position, cash flows and results of operations of the Life Uniform segment are segregated and reported as discontinued operations for all periods presented in this report. Assets and liabilities of the discontinued segment held for sale as of May 1, 2004 consisted primarily of inventories of $12,880,000, net property and equipment of $9,517,000, and accounts payable of $5,512,000, less the loss on disposal.

       Results of operations of the Life Uniform segment for the first quarter ended May 1, 2004 and April 26, 2003 were as follows (dollars in thousands):

                                                    2004              2003
--------------------------------------------------------------------------

Net retail sales                                 $20,538           $21,656
==========================================================================

Income from operations before taxes              $ 1,018           $   122
Provision for income taxes                          (346)              (39)
--------------------------------------------------------------------------
Income from operations                           $   672           $    83
==========================================================================

Note 7.  Earnings Per Share
---------------------------

       Basic earnings per share is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of Common and Common equivalent shares outstanding.

       The following table reconciles weighted average shares outstanding to amounts used to calculate basic and diluted earnings per share for the first quarter ended May 1, 2004 and April 26, 2003 (shares in thousands):

                                                                       First Quarter Ended
                                                                     -----------------------
                                                                     May 1,        April 26,
                                                                      2004           2003
                                                                     ------        ---------
Weighted average shares:
     Average shares outstanding                                       8,876          8,786
     Effect of dilutive securities                                      229            141
                                                                      -----          -----
     Average shares outstanding, adjusted for dilutive effects        9,105          8,927
                                                                      =====          =====

Note 8.  Goodwill and Other Intangible Assets
---------------------------------------------

       In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company performs its annual goodwill impairment test at the end of the third quarter. There were no material changes in the carrying value of goodwill during the first quarter of fiscal 2004.

       During the first quarter ended May 1, 2004, the Company acquired businesses with customer contracts valued at $116,000, with amortization periods of five to 10 years. Other acquired assets consisted of the following (dollars in thousands):

                                       May 1, 2004                               January 31, 2004
                           --------------------------------------      --------------------------------------
                            Gross                       Other           Gross                       Other
                           Carrying    Accumulated     Acquired        Carrying    Accumulated     Acquired
                            Amount     Amortization   Assets, net       Amount     Amortization   Assets, net
                            ------     ------------   -----------       ------     ------------   -----------

Customer contracts          $8,114       $(5,046)       $3,068          $7,998       $(4,876)        $3,122
Non-compete covenants        1,600        (1,009)          591           1,600          (954)           646
                            ------       -------        ------          ------       -------         ------

Other acquired assets       $9,714       $(6,055)       $3,659          $9,598       $(5,830)        $3,768
                            ======       =======        ======          ======       =======         ======

       Aggregate amortization expense for the first quarter ended May 1, 2004 and April 26, 2003 amounted to $225,000 and $125,000, respectively. Other acquired assets are scheduled to be fully amortized by fiscal year 2014 with corresponding annual amortization expense estimated for each of the next five fiscal years as follows (dollars in thousands):

                                  2004      $851
                                  2005       746
                                  2006       693
                                  2007       601
                                  2008       364

Note 9.  Long-Term Debt
-----------------------

       On March 8, 2004, the Company amended the terms of its long-term credit facility. Under the terms of the amendment, the maximum amount which may be borrowed under the credit facility was increased from $70,000,000 to $100,000,000, and the maturity date of the credit facility was extended by one year to May 30, 2007 with two optional one-year extensions. In addition, certain financial covenants contained in the credit agreement were amended, including the minimum net worth requirement. This covenant requires that the Company maintain a minimum consolidated net worth equal to 85 percent of the Company's consolidated net worth as of January 31, 2004, plus an aggregate amount equal to 50 percent of quarterly net income beginning with the first quarter of fiscal 2004 (with no reduction for net losses except as permitted for the sale of the discontinued Life Uniform segment). As of May 1, 2004, the Company was in compliance with this and all other financial covenants in the credit facility.

Note 10.  Derivative Instruments and Hedging Activities
-------------------------------------------------------

       The Company entered into an interest-rate swap agreement with one of its lenders effective September 9, 2002. The swap agreement fixes the variable portion of the interest rate (excluding a margin) at 3.58 percent on $10,000,000 of the outstanding debt under the revolving line of credit until termination on May 30, 2007. The Company has elected to apply cash flow hedge accounting for the interest-rate swap agreement in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Accordingly, the derivative is recorded as an asset or liability at its fair value. The effective portion of changes in the fair value of the derivative, as measured quarterly, is reported in accumulated other comprehensive income, and the ineffective portion, if any, is reported in net income of the current period. The gain (loss) on the derivative included in accumulated other comprehensive loss in the first quarter ended May 1, 2004 and April 26, 2003 amounted to $89,000 and $(43,000), respectively, net of tax. The Company has recorded a long-term liability of $118,000 and $254,000 for the fair value of the derivative as of May 1, 2004 and January 31, 2004, respectively.

       To moderate price risk due to market fluctuations, the Company has entered into fixed-price contracts as of May 1, 2004 for approximately 33 percent of its estimated natural gas purchase requirements in the next 12 months. Although these contracts are considered derivative instruments, they meet the normal purchases exclusion contained in SFAS No. 133, as amended by SFAS No. 138 and SFAS No. 149, and are therefore exempted from the related accounting requirements.

Note 11.  Comprehensive Income
------------------------------

       Comprehensive income, consisting primarily of net income and changes in the fair value of derivatives used for interest rate risk management, net of taxes, totaled $217,000 and $2,297,000 for the first quarter ended May 1, 2004 and April 26, 2003, respectively.

Note 12.  Retirement Benefits
-----------------------------

       The Company has a non-contributory defined benefit pension plan covering primarily all salaried and hourly administrative non-union personnel. The benefit formula is based on years of service and compensation during employment. The funding policy of the pension plan is in accordance with the requirements of the Employee Retirement Income Security Act of 1974. The net periodic pension expense recognized in the first quarter of fiscal years 2004 and 2003 was as follows:

(Dollars in thousands)                              2004          2003
----------------------------------------------------------------------
Pension expense:
     Service cost                                  $ 149         $ 135
     Interest cost                                   319           312
     Expected return on plan assets                 (353)         (356)
     Amortization of prior service cost                5             5
     Recognized actuarial loss                        29            34
----------------------------------------------------------------------
Net periodic pension expense                       $ 149         $ 130
======================================================================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

                FIRST QUARTER ENDED MAY 1, 2004 COMPARED WITH
                     FIRST QUARTER ENDED APRIL 26, 2003

       Analysis of Operations
       ----------------------

       As previously announced during the first quarter of fiscal 2004, the Company decided to exit and discontinue its Life Uniform retail business segment and actively market the segment for sale. As a result, the segment's financial position, cash flows and results of operations are shown as discontinued operations for all periods presented in this report. The Company's continuing operations reflect the results of its remaining Textile Services healthcare laundry and linen management business.

       Income from continuing operations of $2,523,000 in the first quarter of fiscal 2004 increased 11.8 percent from the same quarter last year, as non-operating income of $2,100,000 recorded in this year's first quarter more than offset a 50.9 percent decrease in operating income. Operating earnings were negatively affected by increased costs of utilities, linen and labor, as well as start-up costs for new laundry facilities in Columbia, SC and Durham, NC, which more than offset the impact of the revenue gains. The first quarter fiscal 2004 non-operating income included gains of $1,472,000 from the sale of the vacant Miami property and $610,000 from death benefits on Company-owned life insurance policies.

       Loss from discontinued operations, net of tax, totaled $2,392,000 in the first quarter of fiscal 2004, including $672,000 income from store operations and $3,064,000 estimated loss on disposal of the discontinued Life Uniform segment. In the first quarter of fiscal 2003, income from operations of discontinued segment was $83,000, net of tax.

       On a per-share basis, the Company earned $.28 ($.27 diluted) from continuing operations in first quarter fiscal 2004, including non-operating income of $.17 ($.16 diluted), compared with $.26 ($.25 diluted) earned in the first quarter a year ago. The loss from discontinued operations in the first quarter this year amounted to $.27 per share ($.26 diluted) including the estimated loss on disposal of $.35 ($.34 diluted). Combining continuing and discontinued operations, first quarter fiscal 2004 net income of $.01 per share was 96.3 percent lower than net income of $.27 per share ($.26 diluted) in the first quarter of fiscal 2003.

       Textile service revenues increased 8.9 percent to $77,730,000 in the first quarter compared with the same period a year ago. The acquisition of the Tampa Bay plant in the fourth quarter of fiscal 2003 accounted for nearly 60 percent of the revenue increase in the first quarter, with the remainder due primarily to net new business added during the past year. Net new business added during the first quarter of fiscal 2004 was $10,312,000 in annualized revenue compared with $3,259,000 in annualized revenue added during the first quarter last year. Gross profit margin declined to 15.7 percent in the first quarter this year from 19.0 percent a year earlier, reflecting greater cost pressures. Linen costs increased $756,000 in the first quarter due mainly to moderately higher linen prices. Utility costs were $912,000 unfavorable to prior year in the first quarter mostly as a result of higher natural gas prices paid for that portion of purchases not covered by fixed-price contracts. Direct labor and production payroll fringe costs were $585,000 higher than last year's first quarter due primarily to higher wage rates, increases in health insurance costs and unemployment taxes, and inefficiencies during the start-up of new plants. The Company is addressing these cost pressures through cost reduction efforts utilizing capital expenditures to improve plant efficiency, as well as implementation of energy surcharges where possible, annual CPI price increases permitted in existing customer contracts, and reflecting higher costs in competitive bids for new contracts.

       Selling, general and administrative expenses increased 1.7 percent in first quarter fiscal 2004 compared with first quarter fiscal 2003 due to having four more plants this year and a reduction in bad debt expense last year of $216,000 from a favorable settlement of litigation. As a percent of revenues, these expenses declined to 13.1 percent in the first quarter this year from 14.0 percent a year ago. Despite costs incurred in connection with union efforts currently targeted against the Company, corporate expenses decreased 9.1 percent in the quarter versus the prior year, reflecting the beginning of the corporate office downsizing that will continue during the remainder of fiscal 2004. Net other operating expense in first quarter fiscal 2003 was mostly offset by $164,000 of income related to the disposition of an administrative office building in St. Louis. The increase in interest expense of $55,000 in the first quarter this year reflects the higher level of debt outstanding compared to a year ago.

       Discontinued Operations
       -----------------------

       Net retail sales of the discontinued Life Uniform segment decreased 5.2 percent in the first quarter this year compared with the same period last year. A same-store sales increase of 1.4 percent for the quarter was more than offset by 24 fewer stores in operation this year compared with last year. Catalogue and e-commerce sales declined $228,000, or
       14.3 percent, as a result of reduced distribution of catalogues this year. Gross profit margin improved to 54.7 percent in the first quarter this year from 53.9 percent in last year's first quarter due to lower cost sourcing of products. Operating expenses of the segment in the first quarter fiscal 2004 decreased $1,427,000, or 12.3 percent, from the comparable period a year ago due to fewer stores in operation, reduced catalogue expenses, and $601,000 of depreciation expense recorded in the first quarter last year compared with no depreciation expense for the discontinued operation in fiscal 2004. First quarter fiscal 2003 earnings of the Life Uniform segment included $130,000 of income from the reversal of a portion of the fiscal 2001 restructuring charge due to favorable terminations of store leases.

       In the first quarter of fiscal 2004, the Company recorded an estimated loss on disposal of the discontinued Life Uniform segment of $4,642,000 pretax. The loss consisted of a $3,917,000 writedown of net assets of the segment, primarily inventories, leasehold improvements and accounts payable, to their estimated fair values and $725,000 of estimated costs directly related to the proposed sale. The Company has entered into a period of exclusive negotiations with a potential buyer for Life Uniform and expects to conclude the sale of the segment during the second quarter of fiscal 2004. The outcome of the pending negotiations with the buyer will determine the amount and timing of the ultimate charge associated with disposal of the Life Uniform segment. However, there is a risk that the Company will be unable to consummate the sale of Life Uniform which could result in additional losses upon closing of the stores and liquidation of the assets.

       Financial Condition, Liquidity and Capital Resources
       ----------------------------------------------------

       As of May 1, 2004, working capital of continuing operations totaled $40,261,000 compared with $39,012,000 at January 31, 2004, and current ratio was unchanged at 1.9 to 1. Receivables increased $1,230,000 in the first quarter of fiscal 2004 due mainly to death benefits on company-owned life insurance policies received in the second quarter this year totaling $1,188,000. Receivable days outstanding of 42 at May 1, 2004 was unchanged from the end of fiscal 2003. First quarter fiscal 2004 increases in linens in service of $1,107,000 and in net property and equipment of $10,230,000 reflect primarily the acquisition of the Duke University Health System
       Laundry in Durham, NC in April 2004. Corresponding increases in other accrued liabilities and long-term debt reflect mainly the financing of the Duke acquisition.

       Cash used for working capital of continuing operations in the first quarter last year was due to a reduction in the level of accounts payable and higher incentive compensation payments related to fiscal 2002 financial performance. Capital expenditures were lower in the first quarter this year compared with last year's first quarter level, which included construction costs associated with the Phoenix, AZ plant.

       Assets of the discontinued Life Uniform segment held for sale decreased $2,994,000 in the first quarter fiscal 2004 as a result of the loss recognized to write down the assets to their estimated fair values less costs to sell, offset in part by an increase of $1,389,000 in inventories of the segment during the quarter. Net cash used in discontinued operations in the first quarter this year reflects the inventory increase as well as a decrease in accounts payable of $509,000, whereas cash provided by discontinued operations in the first quarter fiscal 2003 included a decrease in inventories and increase in accounts payable of $1,199,000 and $843,000, respectively. Concentrated efforts have been made in fiscal 2004 to increase store inventories to optimal selling levels while reducing the backlog of accounts payable.

       As previously announced during the first quarter this year, the Company amended the terms of its credit facility to increase the maximum borrowing capacity by $30,000,000 to $100,000,000. Under the terms of the amended loan agreement, there was $53,096,000 of borrowing capacity available as of May 1, 2004. The Company's ratio of total debt to total capitalization as of May 1, 2004 was 15.5 percent, up from 11.8 percent as of January 31, 2004 and 8.6 percent as of April 26, 2003. As of May 1, 2004, the Company was in compliance with all financial covenants contained in its credit facility.

       Management believes that the Company's financial condition, operating cash flow and available sources of external funds are sufficient to satisfy the Company's requirements for debt service, capital expenditures, acquisitions, dividends and working capital over the course of the next 12 months.

       Forward-Looking Statements
       --------------------------

       Any forward-looking statements made in this document reflect the Company's current views with respect to future events and financial performance and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that may cause actual results to differ materially from those set forth in these statements. These potential risks and uncertainties include, but are not limited to, competitive and general economic conditions, the ability to retain current customers and to add new customers in competitive market environments, competitive pricing in the marketplace, delays in the shipment of orders, availability of labor at appropriate rates, availability and cost of energy and water supplies, the cost of workers' compensation and healthcare benefits, the ability to attract and retain key personnel, disruption to the Company's operation by union activities, the ability of the Company to sell the Life Uniform segment under financial terms and conditions currently anticipated, the ability of the Company to accomplish its strategy of re-directing its resources to its healthcare linen management business in a timely and financially advantageous manner, unusual or unexpected cash needs for operations or capital transactions, the effectiveness of certain expense reduction initiatives, the ability to obtain financing in required amounts and at appropriate rates, the ability to identify, negotiate, fund and integrate acquisitions, and other factors which may be identified in the Company's filings with the Securities and Exchange Commission.

       ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company is exposed to commodity price risk related to the use of natural gas in laundry plants of the Textile Services segment. The total cost of natural gas in the first quarter ended May 1, 2004 was $3,520,000. To reduce the uncertainty of fluctuating energy prices, the Company has entered into fixed-price contracts for approximately 33 percent of its estimated natural gas purchase requirements in the next 12 months. A hypothetical 10 percent increase in the cost of natural gas not covered by these contracts would result in a reduction of approximately $943,000 in annual pretax earnings.

       The Company is also exposed to commodity price risk resulting from the consumption of gasoline and diesel fuel for delivery trucks in the Textile Services segment. The total cost of truck fuel in the first quarter ended May 1, 2004 was $1,174,000. A hypothetical 10 percent increase in the cost of delivery fuel would result in a decrease of approximately $470,000 in annual pretax earnings.

       The Company's exposure to interest rate risk relates primarily to its variable-rate revolving debt agreement entered into in the second quarter of fiscal 2002. As of May 1, 2004, there was $26,700,000 of outstanding debt under the credit facility, of which $10,000,000 bears interest at a fixed rate of 3.58 percent (plus a margin) under an interest-rate swap agreement entered into by the Company with one of its lenders to moderate the exposure. Amounts borrowed under the credit facility in excess of the $10,000,000 covered by the interest-rate swap agreement bear interest at a rate equal to either
       (i) LIBOR plus a margin, or (ii) a Base Rate, defined as the higher of (a) the Federal Funds Rate plus .50 percent or (b) the Prime Rate. The margin is based on the Company's ratio of "Funded Debt" to "EBITDA," as each is defined in the Loan Agreement. As of May 1, 2004, the margin was 1.125 percent. A hypothetical increase of 100 basis points in short-term interest rates applicable to the outstanding debt not covered by the interest-rate swap agreement would result in a reduction of approximately $167,000 in annual pretax earnings.

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

       There were no changes in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting subsequent to the date of this most recent evaluation, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

                         PART II. OTHER INFORMATION

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
       -----------------------------------------

       (a) See Exhibit Index on page 19.

       (b) REPORTS ON FORM 8-K - On March 18, 2004, the Company furnished a report on Form 8-K under Items 7 and 12 containing a press release announcing its earnings for the fourth quarter and fiscal year ended January 31, 2004.

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

                                                 Angelica Corporation
                                                 --------------------
                                                 (Registrant)



       Date: June 10, 2004                       /s/ James W. Shaffer
                                                 -----------------------------
                                                 James W. Shaffer
                                                 Vice President, Treasurer and
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

                                EXHIBIT INDEX
                                -------------

Exhibit
Number    Description
------    -----------

                  *Asterisk indicates exhibits filed herewith.
                  **Incorporated by reference from the document listed.

3.1 Restated Articles of Incorporation of the Company, as currently in effect. Filed as Exhibit 3.1 to the Form 10-K for the fiscal year ended January 26, 1991.**

3.2 Current By-Laws of the Company, as last amended January 27, 2004. Filed as Exhibit 3.2 to the Form 10-K for the fiscal year ended January 31, 2004.**

4.1 Shareholder Rights Plan dated August 25, 1998. Filed as Exhibit 1 to Registration Statement on Form 8-A on August 28, 1998.**

31.1      Section 302 Certification of Chief Executive Officer.*

31.2      Section 302 Certification of Chief Financial Officer.*

32.1      Section 906 Certification of Chief Executive Officer.*

32.2      Section 906 Certification of Chief Financial Officer.*