Form 10-Q
period 2004-07-31
ANGELICA CORP /NEW/
filed 2004-09-09
CIK 6571

==============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

           For The Quarter Ended                      Commission File
               July 31, 2004                           Number 1-5674


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

The number of shares outstanding of Registrant's Common Stock, par value $1.00 per share, at September 1, 2004 was 8,981,356 shares.

==============================================================================


                    ANGELICA CORPORATION AND SUBSIDIARIES

                                  INDEX TO

                  JULY 31, 2004 FORM 10-Q QUARTERLY REPORT






                                                                   Page Number
                                                                   -----------
                                                                    Reference
                                                                    ---------

PART I.   FINANCIAL INFORMATION:

    Item 1.  Condensed Financial Statements:

       Consolidated Statements of Income - Second Quarter and
         First Half ended July 31, 2004 and July 26, 2003
         (Unaudited)                                                    2

       Consolidated Balance Sheets - July 31, 2004
         and January 31, 2004 (Unaudited)                               3

       Consolidated Statements of Cash Flows - First Half
         ended July 31, 2004 and July 26, 2003 (Unaudited)              4

       Notes to Unaudited Consolidated Financial Statements            5-11

    Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations                  12-15

    Item 3.  Quantitative and Qualitative Disclosures
       About Market Risk                                               16

    Item 4.  Controls and Procedures                                  16-17

PART II.  OTHER INFORMATION:

    Item 4.  Submission of Matters to a Vote of Security Holders       18

    Item 6.  Exhibits and Reports on Form 8-K                         18-19

    Signatures                                                         20

    Exhibit Index                                                      21



                       PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS


CONSOLIDATED STATEMENTS OF INCOME
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands, except per share amounts)

                                                                    Second Quarter Ended                First Half Ended
                                                                  ------------------------         --------------------------
                                                                  July 31,        July 26,         July 31,         July 26,
                                                                    2004            2003             2004             2003
                                                                  --------        --------         ---------        ---------

CONTINUING OPERATIONS:
Textile service revenues                                          $ 77,864        $ 70,963         $ 155,594        $ 142,346
Cost of textile services                                           (65,354)        (57,095)         (130,917)        (114,890)
                                                                  --------        --------         ---------        ---------
  Gross profit                                                      12,510          13,868            24,677           27,456
Selling, general and administrative expenses                       (10,095)        (10,336)          (20,275)         (20,345)
Other operating income (expense), net                                1,316             (82)            1,062             (129)
                                                                  --------        --------         ---------        ---------
  Income from operations                                             3,731           3,450             5,464            6,982
Interest expense                                                      (301)           (142)             (581)            (367)
Non-operating income, net (Note 4)                                       2           1,878             2,102            1,915
                                                                  --------        --------         ---------        ---------
  Income from continuing operations before taxes                     3,432           5,186             6,985            8,530
Provision for income taxes (Note 5)                                   (661)         (1,608)           (1,691)          (2,695)
                                                                  --------        --------         ---------        ---------
Income from continuing operations                                    2,771           3,578             5,294            5,835
                                                                  --------        --------         ---------        ---------

DISCONTINUED OPERATIONS (NOTE 6):
Loss from operations of discontinued segment,
 net of tax                                                         (1,307)           (598)             (635)            (515)
Gain (loss) on disposal of discontinued segment,
 net of tax                                                             56               -            (3,008)               -
                                                                  --------        --------         ---------        ---------
Loss from discontinued operations                                   (1,251)           (598)           (3,643)            (515)
                                                                  --------        --------         ---------        ---------
Net income                                                        $  1,520        $  2,980         $   1,651        $   5,320
                                                                  ========        ========         =========        =========

BASIC EARNINGS PER SHARE (NOTE 8):
  Income from continuing operations                               $   0.31        $   0.41         $    0.60        $    0.66
  Loss from discontinued operations                                  (0.14)          (0.07)            (0.41)           (0.06)
                                                                  --------        --------         ---------        ---------
Net income                                                        $   0.17        $   0.34         $    0.19        $    0.60
                                                                  ========        ========         =========        =========

DILUTED EARNINGS PER SHARE (NOTE 8):
  Income from continuing operations                               $   0.30        $   0.40         $    0.58        $    0.65
  Loss from discontinued operations                                  (0.13)          (0.07)            (0.40)           (0.05)
                                                                  --------        --------         ---------        ---------
Net income                                                        $   0.17        $   0.33         $    0.18        $    0.60
                                                                  ========        ========         =========        =========

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)

                                                                                         July 31,              January 31,
                                                                                           2004                   2004
                                                                                         --------              -----------
ASSETS
------
Current Assets:
  Cash and short-term investments                                                        $  9,961                $  2,188
  Receivables, less reserves of $871 and $843                                              37,763                  36,978
  Linens in service                                                                        36,039                  35,464
  Prepaid expenses and other current assets                                                 5,540                   4,513
  Deferred income taxes                                                                     3,160                   5,036
  Assets of discontinued segment held for sale (Note 6)                                         -                  24,498
                                                                                         --------                --------
    Total Current Assets                                                                   92,463                 108,677
                                                                                         --------                --------
Property and Equipment                                                                    183,739                 176,719
Less -- reserve for depreciation                                                           91,900                  94,467
                                                                                         --------                --------
    Total Property and Equipment                                                           91,839                  82,252
                                                                                         --------                --------
Other:
  Goodwill (Note 9)                                                                         9,626                   9,610
  Other acquired assets (Note 9)                                                            3,782                   3,768
  Cash surrender value of life insurance                                                   30,238                  30,194
  Miscellaneous                                                                             4,472                   1,280
                                                                                         --------                --------
    Total Other Assets                                                                     48,118                  44,852
                                                                                         --------                --------
Total Assets                                                                             $232,420                $235,781
                                                                                         ========                ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Accounts payable                                                                       $ 18,289                $ 18,343
  Accrued wages and other compensation                                                      4,503                   5,092
  Other accrued liabilities                                                                26,849                  21,732
  Liabilities of discontinued segment held for sale (Note 6)                                    -                   7,783
                                                                                         --------                --------
    Total Current Liabilities                                                              49,641                  52,950
                                                                                         --------                --------

Long-Term Debt, less current maturities (Note 10)                                          20,441                  19,542
Other Long-Term Obligations                                                                15,303                  16,629

Shareholders' Equity:
  Common Stock, $1 par value, authorized 20,000,000
    shares, issued: 9,471,538                                                               9,472                   9,472
  Capital surplus                                                                           4,748                   4,748
  Retained earnings                                                                       142,202                 142,341
  Accumulated other comprehensive loss                                                       (943)                 (1,062)
  Unamortized restricted stock                                                             (1,240)                   (210)
  Common Stock in treasury, at cost: 496,721 and 587,141                                   (7,204)                 (8,629)
                                                                                         --------                --------
    Total Shareholders' Equity                                                            147,035                 146,660
                                                                                         --------                --------
Total Liabilities and Shareholders' Equity                                               $232,420                $235,781
                                                                                         ========                ========


The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)

                                                                                                 First Half Ended
                                                                                      --------------------------------------
                                                                                      July 31, 2004            July 26, 2003
                                                                                      -------------            -------------
Cash Flows from Operating Activities:
  Income from continuing operations                                                     $  5,294                 $  5,835
  Non-cash items included in income from continuing operations:
    Depreciation                                                                           5,690                    4,704
    Amortization                                                                             799                      400
    Cash surrender value of life insurance                                                (1,006)                    (536)
    Gain on sale of assets                                                                (1,335)                       -
  Change in working capital components of continuing
   operations, net of businesses acquired/disposed of                                       (639)                  (1,498)
  Other, net                                                                                (515)                    (375)
                                                                                        --------                 --------
Net cash provided by operating activities of
 continuing operations                                                                     8,288                    8,530
                                                                                        --------                 --------

Cash Flows from Investing Activities:
  Expenditures for property and equipment, net                                            (6,185)                 (12,816)
  Cost of businesses and assets acquired                                                  (7,500)                    (106)
  Disposals of assets                                                                      2,414                        -
  Life insurance premiums paid, net                                                          962                     (188)
                                                                                        --------                 --------
Net cash used in investing activities of continuing operations                           (10,309)                 (13,110)
                                                                                        --------                 --------

Cash Flows from Financing Activities:
  Repayments of long-term revolving debt                                                 (54,601)                 (32,135)
  Borrowings of long-term revolving debt                                                  55,500                   22,000
  Dividends paid                                                                          (1,969)                  (1,761)
  Treasury stock reissued                                                                    227                      567
                                                                                        --------                 --------
Net cash used in financing activities of continuing operations                              (843)                 (11,329)
                                                                                        --------                 --------

Net cash provided by discontinued operations (Note 6)                                     10,637                    1,994
                                                                                        --------                 --------

Net increase (decrease) in cash and short-term investments                                 7,773                  (13,915)
Balance at beginning of year                                                               2,188                   17,414
                                                                                        --------                 --------
Balance at end of period                                                                $  9,961                 $  3,499
                                                                                        ========                 ========

Supplemental cash flow information:
  Income taxes paid                                                                     $     89                 $    133
  Interest paid                                                                         $    506                 $    252


During the first half ended July 31, 2004, the Company acquired selected assets and customer contracts of various laundry facilities for $11,123,000. The cost of businesses acquired reflects the cash paid for these acquisitions, with the remaining balance of $3,623,000 due in one year. The consideration received for the sale of Life Uniform in fiscal 2004 includes a long-term note receivable valued at $3,056,000.

The accompanying notes are an integral part of the consolidated financial statements.


            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                     SECOND QUARTER AND FIRST HALF ENDED
                       JULY 31, 2004 AND JULY 26, 2003

Note 1.  Basis of Presentation
------------------------------

       The accompanying condensed consolidated financial statements are unaudited, and these consolidated statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2004 (fiscal
       2003). It is Management's opinion that all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results during the interim periods have been included. All significant intercompany accounts and transactions have been eliminated. The results of operations and cash flows for the second quarter and first half ended July 31, 2004 are not necessarily indicative of the results that will be achieved for the full year.

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

       The Company has various stock option and stock bonus plans that provide for the granting of incentive stock options, non-qualified stock options, restricted stock and performance awards to certain employees and directors. As permitted by SFAS No. 123, the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock and performance-based awards, as to which the amounts charged to expense in the second quarter ended July 31, 2004 and July 26, 2003 totaled $227,000 and $145,000, respectively; and $370,000 and $274,000 in the first half ended July 31, 2004 and July 26, 2003, respectively. During the first half ended July 31, 2004, 62,000 shares of restricted stock were granted with a weighted-average share price of $22.18.

       Had compensation expense for stock-based compensation plans for the second quarter and first half ended July 31, 2004 and July 26, 2003 been determined consistent with SFAS No. 123, the Company's net income and earnings per share would approximate the following pro forma amounts:

                                             Second Quarter Ended                First Half Ended
                                           -------------------------         -------------------------
(Dollars in thousands,                      July 31,        July 26,         July 31,         July 26,
except per share amounts)                     2004            2003             2004             2003
-----------------------------------------------------------------------------------------------------
Net income:
  As reported                                $1,520          $2,980           $1,651           $5,320
  Add: stock-based employee
   compensation expense included in
   net income, net of tax                       184             100              286              187
  Deduct: stock-based employee
   compensation expense determined
   under fair-value based method
   for all awards, net of tax                  (461)           (195)            (710)            (420)
                                             ------          ------           ------           ------
  Pro forma net income                       $1,243          $2,885           $1,227           $5,087
                                             ======          ======           ======           ======

Basic earnings per share:
  As reported                                $ 0.17          $ 0.34           $ 0.19           $ 0.60
  Pro forma                                    0.14            0.33             0.14             0.58

Diluted earnings per share:
   As reported                               $ 0.17          $ 0.33           $ 0.18           $ 0.60
   Pro forma                                   0.14            0.32             0.13             0.57

       The effect of the application of SFAS No. 123 in this disclosure is not necessarily indicative of the pro forma effect on net income in future periods.

Note 3.  Restructuring Activities
---------------------------------

       As of January 31, 2004, there was $410,000 of reserve remaining from the original restructuring charge recorded in the fourth quarter of fiscal 2001 related primarily to the closing of certain retail stores in the Life Uniform segment. During the second quarter and first half ended July 31, 2004, the amount of the reserve utilized for lease termination costs paid was $139,000 and $222,000, respectively. In addition, the Company reversed in discontinued operations in the second quarter of fiscal 2004 $75,000 of the original restructuring charge due to favorable termination of a store lease that was settled during the second quarter. The reserve balance of $113,000 remaining as of July 31, 2004 is expected to be utilized in the second half of fiscal 2004 for termination costs of the remaining store leases.

Note 4.  Non-Operating Income
-----------------------------

       In the first quarter of fiscal 2004, the Company recorded non-operating income of $2,100,000 which included a gain of $1,472,000 from the sale of real estate of the former Miami plant which closed in January 2000. In addition, the Company recognized gains totaling $610,000 for the excess of death benefits from Company-owned life insurance policies surrendered over the cash value of the policies. In the second quarter of fiscal 2003, the Company recorded non-operating income of $1,848,000 from a cash distribution received in connection with the liquidation of an insurance carrier of the Company.

       Non-operating income, net, also includes interest earned on invested cash balances.

Note 5.  Income Taxes
---------------------

       Taxes on income from continuing operations of 19.3 percent and 24.2 percent in the second quarter and first half of fiscal 2004, respectively, reflect the Company's estimated effective tax rate for the year less an adjustment to reduce the income tax provision due to the expected favorable resolution of outstanding tax issues. The effective tax rate of 34.0 percent on the loss from discontinued operations in fiscal 2004 reflects the statutory tax rate adjusted for unutilized State net operating losses.

Note 6.  Discontinued Operations
--------------------------------

       In the first quarter of fiscal 2004, the Company decided to exit and discontinue its Life Uniform retail business segment and, in conjunction with this decision, it recorded an estimated pretax loss on disposal of the segment of $4,642,000. This amount represented a write down of the net assets of the segment to their estimated fair values, less estimated costs directly incurred in connection with a proposed sale.

       The Company completed the sale of Life Uniform to Healthcare Uniform Company, Inc., an affiliate of Sun Capital Partners, effective July 31, 2004. The total sales price amounted to $16,240,000, principally cash of $12,152,000 and an unsecured, long-term note receivable from Healthcare Uniform Company with a face value of $4,074,000, plus the assumption of $5,732,000 of liabilities. The note receivable was discounted to its estimated fair value of 75 percent of face value, reflecting the note's illiquidity and its subordinated status in the capital structure of Healthcare Uniform Company. Net assets of the segment totaling $19,336,000 were sold, including 196 retail uniform and shoe stores, catalogue and e-commerce operations and associated inventory, as well as working capital of 17 other stores that were not acquired. These 17 stores were immediately closed by the Company. In the second quarter ended July 31, 2004, the Company recorded a gain on disposal of discontinued segment of $84,000 pretax to adjust the estimated loss recorded in the first quarter of fiscal 2004 to a loss of $4,558,000 pretax for the first half ended July 31, 2004.

       In accordance with SFAS No. 144, the financial position, cash flows, results of operations and loss on disposal of the Life Uniform segment are segregated and reported as discontinued operations for all periods presented in this report. As of January 31, 2004, total assets of Life Uniform held for sale were $24,498,000, consisting mainly of inventories of $11,491,000 and net property and equipment of $9,237,000, and total liabilities held for sale were $7,783,000, of which $6,021,000 was for accounts payable.

       Results of operations of the Life Uniform segment for the second quarter and first half ended July 31, 2004 and July 26, 2003 were as follows (dollars in thousands):

                                            Second Quarter                     First Half
                                         ---------------------           ----------------------
                                            2004          2003              2004          2003
-----------------------------------------------------------------------------------------------

Net retail sales                         $18,248       $18,761           $38,786       $40,417
===============================================================================================

Loss from operations before taxes        $(1,980)      $  (867)          $  (962)      $  (745)
Income tax benefit                           673           269               327           230
-----------------------------------------------------------------------------------------------
Loss from operations                     $(1,307)      $  (598)          $  (635)      $  (515)
===============================================================================================


       The loss from operations in the second quarter and first half of fiscal 2004 includes $1,606,000 of estimated lease termination costs related to the stores closed by the Company as well as $138,000 of employee termination expenses.

Note 7.  Commitments and Contingencies
--------------------------------------

       Prior to the sale of Life Uniform, the Company was a guarantor under certain Life Uniform store lease agreements. These guarantees obligated the Company to make all payments due under the leases until their expiration in the event of default of Life Uniform. In connection with the sale of Life Uniform, the Company requested consents, as required, from landlords to assign the store leases to Healthcare Uniform Company. As a condition to such consents, certain landlords required that the Company continue as a guarantor of the leases. Under the Company's agreement with Healthcare Uniform Company, these guarantees will only extend until the end of each lease's current term. The Company currently estimates it is secondarily obligated as a guarantor for 103 store lease agreements and the maximum potential amount of future payments the Company could be required to make under these guarantees is $18,100,000. Although these guarantees expire at various dates through fiscal year 2014, approximately 70 percent of the estimated maximum potential future payments expires by the end of fiscal year 2007.

       The Company has provided certain indemnities to the buyer in connection with the sale of Life Uniform. Although indemnification claims are generally subject to an aggregate limit of $6,000,000, the Company believes the likelihood of making any payments for indemnification claims is remote and has reserved accordingly.

Note 8.  Earnings Per Share
---------------------------

       Basic earnings per share is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of Common and Common equivalent shares outstanding.

       The following table reconciles weighted average shares outstanding to amounts used to calculate basic and diluted earnings per share for the second quarter and first half ended July 31, 2004 and July 26, 2003 (shares in thousands):

                                              Second Quarter Ended                  First Half Ended
                                           --------------------------          --------------------------
                                           July 31,          July 26,          July 31,          July 26,
                                             2004              2003              2004              2003
                                           --------          --------          --------          --------
Weighted average shares:
  Average shares outstanding                8,898             8,811             8,887             8,798
  Effect of dilutive securities               243               129               238               135
                                            -----             -----             -----             -----
  Average shares outstanding,
   adjusted for dilutive effects            9,141             8,940             9,125             8,933
                                            =====             =====             =====             =====


Note 9.  Goodwill and Other Intangible Assets
---------------------------------------------

       In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company performs its annual goodwill impairment test at the end of the third quarter. There were no material changes in the carrying value of goodwill during the first half of fiscal 2004.

       During the first half ended July 31, 2004, the Company acquired customer contracts of businesses valued at $430,000, with amortization periods of five to 10 years, and non-compete covenants with a value of $38,000 to be amortized over five years. Other acquired assets consisted of the following (dollars in thousands):

                                           July 31, 2004                             January 31, 2004
                              --------------------------------------      --------------------------------------
                               Gross                        Other          Gross                        Other
                              Carrying    Accumulated     Acquired        Carrying    Accumulated     Acquired
                               Amount     Amortization   Assets, net       Amount     Amortization   Assets, net
                               ------     ------------   -----------       ------     ------------   -----------

Customer contracts             $ 8,428      $(5,219)       $3,209          $7,998        $(4,876)       $3,122
Non-compete covenants            1,638       (1,065)          573           1,600           (954)          646
                               -------      -------        ------          ------        -------        ------

Other acquired assets          $10,066      $(6,284)       $3,782          $9,598        $(5,830)       $3,768
                               =======      =======        ======          ======        =======        ======

       Aggregate amortization expense for the second quarter ended July 31, 2004 and July 26, 2003 amounted to $229,000 and $131,000, respectively; and $454,000 and $256,000 for the first half ended July 31, 2004 and July 26, 2003, respectively. Other acquired assets are scheduled to be fully amortized by fiscal year 2014 with corresponding annual amortization expense estimated for each of the next five fiscal years as follows (dollars in thousands):

                                 2004      $867
                                 2005       812
                                 2006       759
                                 2007       678
                                 2008       430

Note 10.  Long-Term Debt
------------------------

       On March 8, 2004, the Company amended the terms of its long-term credit facility. Under the terms of the amendment, the maximum amount which may be borrowed under the credit facility was increased from $70,000,000 to $100,000,000, and the maturity date of the credit facility was extended by one year to May 30, 2007 with two optional one-year extensions. In addition, certain financial covenants contained in the credit agreement were amended, including the minimum net worth requirement. This covenant requires that the Company maintain a minimum consolidated net worth equal to 85 percent of the Company's consolidated net worth as of January 31, 2004, plus an aggregate amount equal to 50 percent of quarterly net income beginning with the first quarter of fiscal 2004 (with no reduction for net losses except as permitted for the sale of the discontinued Life Uniform segment). As of July 31, 2004, the Company was in compliance with this and all other financial covenants contained in the credit facility.

Note 11.  Derivative Instruments and Hedging Activities
-------------------------------------------------------

       The Company entered into an interest-rate swap agreement with one of its lenders effective September 9, 2002. The swap agreement fixes the variable portion of the interest rate (excluding a margin) at 3.58 percent on $10,000,000 of the outstanding debt under the revolving line of credit until termination on May 30, 2007. The Company has elected to apply cash flow hedge accounting for the interest-rate swap agreement in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Accordingly, the derivative is recorded as an asset or liability at its fair value. The effective portion of changes in the fair value of the derivative, as measured quarterly, is reported in accumulated other comprehensive income, and the ineffective portion, if any, is reported in net income of the current period. The gain on the derivative included in accumulated other comprehensive loss in the first half ended July 31, 2004 amounted to $125,000, net of tax. The Company has recorded a long-term liability of $62,000 and $254,000 for the fair value of the derivative as of July 31, 2004 and January 31, 2004, respectively.

       To moderate price risk due to market fluctuations, the Company has entered into fixed-price contracts as of July 31, 2004 for approximately 25 percent of its estimated natural gas purchase requirements in the next 12 months. Although these contracts are considered derivative instruments, they meet the normal purchases exclusion contained in SFAS No. 133, as amended by SFAS No. 138 and SFAS No. 149, and are therefore exempted from the related accounting requirements.

Note 12.  Comprehensive Income
------------------------------

       Comprehensive income, consisting primarily of net income and changes in the fair value of derivatives used for interest rate risk management, net of taxes, totaled $1,554,000 and $2,990,000 for the second quarter ended July 31, 2004 and July 26, 2003, respectively; and $1,771,000 and $5,287,000 for the first half ended July 31, 2004 and July 26, 2003, respectively.

Note 13.  Retirement Benefits
-----------------------------

       The Company has a non-contributory defined benefit pension plan covering primarily all salaried and hourly administrative non-union personnel. The benefit formula is based on years of service and compensation during employment. The funding policy of the pension plan is in accordance with the requirements of the Employee Retirement Income Security Act of 1974. The net periodic pension expense recognized in the second quarter and first half ended
       July 31, 2004 and July 26, 2003 was as follows:

                                                  Second Quarter                    First Half
                                               -------------------             ---------------------
(Dollars in thousands)                          2004          2003              2004           2003
----------------------------------------------------------------------------------------------------
Pension expense:
  Service cost                                 $ 149         $ 135             $ 298          $ 270
  Interest cost                                  319           312               638            624
  Expected return on plan assets                (353)         (356)             (706)          (712)
  Plan curtailment                                38             -                38              -
  Amortization of prior service cost               5             5                10             10
  Recognized actuarial loss                       29            34                58             68
----------------------------------------------------------------------------------------------------
Net periodic pension expense                   $ 187         $ 130             $ 336          $ 260
====================================================================================================

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

              SECOND QUARTER AND FIRST HALF ENDED JULY 31, 2004
                                COMPARED WITH
              SECOND QUARTER AND FIRST HALF ENDED JULY 26, 2003

     Analysis of Operations
     ----------------------

     During the first quarter of fiscal 2004, the Company announced its decision to exit and discontinue its Life Uniform retail business segment and actively market the segment for sale. As a result, the segment's financial position, cash flows and results of operations are shown as discontinued operations for all periods presented in this report. The Company completed the sale of Life Uniform to Healthcare Uniform Company, Inc., an affiliate of Sun Capital Partners, Inc., at the end of the second quarter. The Company's continuing operations reflect the results of its remaining Textile Services healthcare laundry and linen management business.

     Textile service revenues increased 9.7 percent in the second quarter and 9.3 percent in the first half of fiscal 2004 compared with the same periods a year ago. Organic growth from net new business additions and new laundry facilities built within the last 12 months contributed 3.1 percent of the second quarter increase, with the other 6.6 percent coming from recent acquisitions of plants in Florida and North Carolina partially offset by the sale of non-healthcare accounts in Daytona Beach, Florida in the second quarter of fiscal 2004. For the first half of fiscal 2004, net acquisitions accounted for 6.5 percent of the revenue increase over the prior year. New business installed during the first six months of fiscal 2004, net of cancellations of existing business, represented $11,222,000 in annualized revenue compared with a breakeven level in last year's first half.

     Gross profit margin declined to 16.1 percent and 15.9 percent in the second quarter and first half of fiscal 2004, respectively, from 19.5 percent and 19.3 percent in the second quarter and first half of fiscal 2003, respectively. These declines are due primarily to moderately higher linen prices, higher wage rates, increased utility costs (especially natural gas prices), and production inefficiencies during the start-up of new plants. Selling, general and administrative expenses decreased 2.3 percent in the second quarter and 0.3 percent in the first half of fiscal 2004 compared with the same periods last year. These expenses also declined as a percent of revenues to 13.0 percent for both the second quarter and first half this year from 14.6 percent and 14.3 percent in the second quarter and first half of fiscal 2003, respectively. The reduction in corporate overhead due to the downsizing of the corporate office more than offset increases in operating expenses due to the new plants and professional fees incurred in connection with union organizing efforts currently targeted against the Company.

     Operating income from continuing operations increased 8.1 percent in the second quarter this year compared with second quarter fiscal 2003 due to the increased revenue and other operating income of $1,335,000 from the gain on the sale of the Daytona Beach non-

     healthcare accounts, offset to some extent by the increased production costs noted above and $424,000 of costs associated with the closing of the Daytona Beach facility. Second quarter fiscal 2004 operating income also benefited from a gain of $347,000 on the settlement of a property insurance claim. Operating income for the first half of fiscal 2004 decreased 21.7 percent from the same period a year ago, due mainly to unfavorable variances in linen costs ($1,287,000), direct labor ($809,000) and utilities ($1,743,000) more than offsetting the favorable impact of the revenue increase.

     Second quarter fiscal 2004 net income from continuing operations decreased 22.6 percent from the comparable quarter of a year ago. However, fiscal 2003 second quarter earnings included pretax non-operating income of $1,848,000 ($.14 per diluted share net of tax) from a cash distribution received in connection with the liquidation of an insurance carrier of the Company. In the first half of fiscal 2004, net income from continuing operations was 9.3 percent lower than the first half of fiscal 2003 as reduced operating income and higher interest expense more than offset a reduction in income tax expense due to the expected favorable resolution of outstanding tax issues. Non-operating income in this year's first half is comparable to the first half of fiscal 2003 due to gains recorded in the first quarter of fiscal 2004 of $1,472,000 from the sale of vacant property in Miami, Florida and $610,000 from death benefits on Company-owned life insurance policies.

     Discontinued Operations
     -----------------------

     In the first quarter of fiscal 2004, the Company recorded an estimated loss on disposal of the discontinued Life Uniform segment of $4,642,000 pretax. The loss consisted of a $3,917,000 write down of net assets of the segment, primarily inventories, leasehold improvements and accounts payable, to their estimated fair values and $725,000 of estimated costs directly related to the proposed sale. The Company completed the sale of Life Uniform in the second quarter of fiscal 2004 and adjusted the estimated first-quarter loss to a pretax loss of $4,558,000. An increase in proceeds from the sale of working capital in stores not acquired was generally offset by a reduction in the value of the note receivable taken by the Company as part of the consideration for the sale. Although the Company believes the discounted note is fairly valued, this security is not readily marketable and is subordinate to other outstanding debt of the issuer. Ultimately, the value of the note is dependent upon the success of Healthcare Uniform Company.

     As provided in the sale agreement, an adjustment to the sale proceeds will be made not later than 90 days after the July 31, 2004 closing date based upon a final determination of working capital transferred as of the closing date. Although the Company has included an estimate of the working capital adjustment in the loss on disposal, the actual adjustment may differ materially from this estimate, which could result in the recognition of additional losses.

     The loss from operations of the discontinued segment in the second quarter of fiscal 2004 includes $1,606,000 of estimated lease termination costs related to stores closed by the Company. The Company is actively negotiating the termination of these leases and has resolved many of them. The Company may be unable to settle all of the remaining leases for the amounts reserved resulting in recognition of additional losses. In addition, $138,000 of employee termination expenses were recorded in discontinued operations in the second quarter this year, including a curtailment loss from the defined-benefit pension plan of

     $38,000. Additional losses could result from the settlement of the pension liabilities.

     Financial Condition, Liquidity and Capital Resources
     ----------------------------------------------------

     As of July 31, 2004, working capital of continuing operations totaled $42,822,000 compared with $39,012,000 at January 31, 2004, and the current ratio was unchanged at 1.9 to 1. Accounts receivable days outstanding of 42 at July 31, 2004 was unchanged from the end of fiscal 2003. The first half fiscal 2004 increase in net property and equipment of $9,587,000 reflects primarily the acquisition of the Duke University Health System Laundry in Durham, NC in April 2004. The increase in other accrued liabilities of $5,117,000 in the first half this year reflects mainly a holdback of a portion of the Duke acquisition purchase price and reserves for estimated lease termination costs for Life Uniform stores closed by the Company.

     Cash flow from investing activities in the first half ended July 31, 2004 includes the proceeds of $2,414,000 from the sale of the Daytona Beach non-healthcare accounts and death benefits on Company-owned life insurance policies received in the second quarter totaling $1,188,000. Capital expenditures were $6,631,000 lower in the first half this year compared with last year's first half level, which included costs associated with the Phoenix, AZ and Columbia, SC plants then under construction.

     As of July 31, 2004, the assets and liabilities of the discontinued Life Uniform segment were written off against the cash proceeds and long-term note receivable from the sale of the business. Since the sale of Life Uniform was closed effective on the last day of the second quarter, the Company was not able to utilize the cash proceeds of $12,152,000 to pay down its long-term debt until the beginning of the third quarter of fiscal 2004.

     As previously announced during the first quarter this year, the Company amended the terms of its credit facility to increase the maximum borrowing capacity by $30,000,000 to $100,000,000. Under the terms of the amended loan agreement, there was $50,752,000 of borrowing capacity available as of July 31, 2004. The Company's ratio of total debt to total capitalization as of July 31, 2004 was 12.2 percent, up from 11.8 percent as of January 31, 2004, but lower than 15.5 percent as of May 1, 2004. As of July 31, 2004, the Company was in compliance with all financial covenants contained in its credit facility.

     Management believes that the Company's financial condition, operating cash flow and available sources of external funds are sufficient to satisfy the Company's requirements for debt service, capital expenditures, acquisitions, dividends and working capital over the course of the next 12 months.

     Forward-Looking Statements
     --------------------------

     Any forward-looking statements made in this document reflect the Company's current views with respect to future events and financial performance and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that may cause actual results to differ materially from those set forth in these statements. These potential risks and uncertainties include, but are not limited to, competitive and general economic conditions, the ability to retain current customers and to add new customers in competitive market environments, competitive pricing in the marketplace, delays in the shipment of orders, availability of labor at appropriate rates, availability and cost of energy and water supplies, the cost of workers' compensation and healthcare benefits, the ability to attract and retain key personnel, the ability of the Company to recover its seller note and avoid future lease obligations as part of its sale of Life Uniform, the ability of the Company to accomplish its strategy of redirecting its resources to its healthcare linen management business in a timely and financially advantageous manner, unusual or unexpected cash needs for operations or capital transactions, the effectiveness of certain expense reduction initiatives, the ability to obtain financing in required amounts and at appropriate rates, the ability to identify, negotiate, fund and integrate acquisitions, and other factors which may be identified in the Company's filings with the Securities and Exchange Commission.


     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to commodity price risk related to the use of natural gas in its laundry plants. The total cost of natural gas in the second quarter and first half ended July 31, 2004 was $3,157,000 and $6,677,000, respectively. To reduce the uncertainty of fluctuating energy prices, the Company has entered into fixed-price contracts as of July 31, 2004 for approximately 25 percent of its estimated natural gas purchase requirements in the next 12 months. A hypothetical 10 percent increase in the cost of natural gas not covered by these contracts would result in a reduction of approximately $1,002,000 in annual pretax earnings.

     The Company is also exposed to commodity price risk resulting from the consumption of gasoline and diesel fuel for delivery trucks. The total cost of truck fuel in the second quarter and first half ended July 31, 2004 was $1,199,000 and $2,373,000, respectively. A hypothetical 10 percent increase in the cost of delivery fuel would result in a decrease of approximately $475,000 in annual pretax earnings.

     The Company's exposure to interest rate risk relates primarily to its variable-rate revolving debt agreement entered into in the second quarter of fiscal 2002. As of July 31, 2004, there was $20,400,000 of outstanding debt under the credit facility, of which $10,000,000 bears interest at a fixed rate of 3.58 percent (plus a margin) under an interest-rate swap agreement entered into by the Company with one of its lenders to moderate the exposure. Amounts borrowed under the credit facility in excess of the $10,000,000 covered by the interest-rate swap agreement bear interest at a rate equal to either (i) LIBOR plus a margin, or (ii) a Base Rate, defined as the higher of (a) the Federal Funds Rate plus .50 percent or (b) the Prime Rate. The margin is based on the Company's ratio of "Funded Debt" to "EBITDA," as each is defined in the Loan Agreement. As of July 31, 2004, the margin was 1.125 percent. A hypothetical increase of 100 basis points in short-term interest rates applicable to the outstanding debt not covered by the interest-rate swap agreement would result in a reduction of approximately $104,000 in annual pretax earnings.

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

                         PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

The shareholders of the Company voted on four items at the 2004 Annual Meeting of Shareholders held on May 25, 2004:

The first proposal requested a vote for each of four nominees for directors of the Company. Each nominee was elected based on the following votes:

                                                              VOTES             VOTES
         NAME                                                 "FOR"           "WITHHELD"
         ----                                                 -----           ----------

    For terms expiring at the 2007 Annual Meeting:
      Susan S. Elliott                                      8,299,374           235,960
      Don W. Hubble                                         8,260,702           274,632
      Kelvin R. Westbrook                                   8,152,821           382,513

    For a term expiring at the 2006 Annual Meeting:
      Ronald J. Kruszewski                                  8,512,488            22,846

Charles W. Mueller and William A. Peck, with terms ending in 2005, and Stephen M. O'Hara with a term ending in 2006, all continue as directors of the Company.

The second proposal requesting approval of the Amendment and Restatement of the Angelica Corporation 1999 Performance Plan was approved, with 5,605,505 shares voting for, 1,693,910 shares voting against, 17,255 shares abstaining, and 1,218,664 broker non-votes.

The third proposal requesting re-affirmation of the performance goals under the Angelica Corporation 1999 Performance Plan was approved, with 6,416,746 shares voting for, 878,973 shares voting against, 20,951 shares abstaining, and 1,218,664 broker non-votes.

The fourth proposal requesting approval of the 2004 Equity Incentive Plan for Non-Employee Directors of Angelica Corporation was approved, with 6,308,877 shares voting for, 986,479 shares voting against, 21,315 shares abstaining, and 1,218,664 broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a) See Exhibit Index on page 21.

(b) REPORTS ON FORM 8-K

    On May 25, 2004, the Company furnished a report on Form 8-K under Items 7 and 12 containing a press release announcing its earnings for the first quarter ended May 1, 2004.

    On July 8, 2004, the Company filed a report on Form 8-K under
    Items 5 and 7 containing a press release announcing that it had entered into an Asset Purchase Agreement for the sale of substantially all of the assets of its Life Uniform retail division to Healthcare Uniform Company, Inc.

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

                                          Angelica Corporation
                                          --------------------
                                          (Registrant)

     Date: September 9, 2004              /s/ James W. Shaffer
                                          --------------------
                                          James W. Shaffer
                                          Vice President, Treasurer and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

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

10.1 Amended and Restated Angelica Corporation 1999 Performance Plan. Filed as Appendix B to the Proxy Statement for the Annual Meeting of Shareholders held on May 25, 2004.**

10.2 Angelica Corporation 2004 Equity Incentive Plan for Non-Employee Directors. Filed as Appendix C to the Proxy Statement for the Annual Meeting of Shareholders held on May 25, 2004.**

10.3     Form of Restricted Stock Agreement under the 1999 Performance Plan.*

10.4 Form of Restricted Stock Agreement under the 2004 Equity Incentive Plan for Non-Employee Directors.*

31.1     Section 302 Certification of Chief Executive Officer.*

31.2     Section 302 Certification of Chief Financial Officer.*

32.1     Section 906 Certification of Chief Executive Officer.*

32.2     Section 906 Certification of Chief Financial Officer.*