Form 10-Q
period 2004-10-31
ANGELICA CORP /NEW/
filed 2004-12-10
CIK 6571

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended	Commission File
October 30, 2004	Number 1-5674

ANGELICA CORPORATION
(Exact name of Registrant as specified in its charter)

MISSOURI	43-0905260
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

424 South Woods Mill Road
CHESTERFIELD, MISSOURI	63017
(Address of principal executive offices)	(Zip Code)

(314) 854-3800
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes X  No __

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X  No__

The number of shares outstanding of Registrant’s Common Stock, par value $1.00 per share, at December 1, 2004 was 9,024,484 shares.

ANGELICA CORPORATION AND SUBSIDIARIES

INDEX TO

OCTOBER 30, 2004 FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands, except per share amounts)

	Third Quarter Ended		Nine Months Ended
	October 30,	October 25,	October 30,	October 25,
	2004	2003	2004	2003
Continuing Operations:
Textile service revenues	$78,737	$70,576	$234,331	$212,922
Cost of textile services	(65,616)	(57,699)	(196,533)	(172,589)
Gross profit	13,121	12,877	37,798	40,333
Selling, general and administrative expenses	(9,766)	(9,737)	(30,041)	(30,082)
Other operating (expense) income, net	(213)	(105)	849	(234)
Income from operations	3,142	3,035	8,606	10,017
Interest expense	(244)	(106)	(825)	(473)
Non-operating income, net (Note 4)	364	23	2,466	1,938
Income from continuing operations before taxes	3,262	2,952	10,247	11,482
Provision for income taxes (Note 5)	(587)	(757)	(2,278)	(3,452)
Income from continuing operations	2,675	2,195	7,969	8,030

Discontinued Operations (Note 6):
Loss from operations of discontinued segment	(770)	(17)	(1,732)	(762)
Income tax benefit	262	6	589	236
Loss from operations of discontinued segment,
net of tax	(508)	(11)	(1,143)	(526)
Loss on disposal of discontinued segment,
net of tax	(561)	—	(3,569)	—
Loss from discontinued operations	(1,069)	(11)	(4,712)	(526)
Net income	$1,606	$2,184	$3,257	$7,504

Basic earnings per share (Note 8):
Income from continuing operations	$0.30	$0.25	$0.90	$0.91
Loss from discontinued operations	(0.12)	(0.00)	(0.53)	(0.06)
Net income	$0.18	$0.25	$0.37	$0.85

Diluted earnings per share (Note 8):
Income from continuing operations	$0.29	$0.24	$0.87	$0.90
Loss from discontinued operations	(0.11)	(0.00)	(0.51)	(0.06)
Net income	$0.18	$0.24	$0.36	$0.84

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)
	October 30,	January 31,
	2004	2004
ASSETS
Current Assets:
Cash and short-term investments	$4,131	$2,188
Receivables, less reserves of $1,014 and $843	38,424	36,978
Linens in service	35,323	35,464
Prepaid expenses and other current assets	6,992	4,513
Deferred income taxes	3,282	5,036
Assets of discontinued segment held for sale (Note 6)	—	24,498
Total Current Assets	88,152	108,677

Property and Equipment	182,373	176,719
Less — reserve for depreciation	90,086	94,467
Total Property and Equipment	92,287	82,252
Other:
Goodwill (Note 9)	9,626	9,610
Other acquired assets (Note 9)	3,561	3,768
Cash surrender value of life insurance	30,532	30,194
Miscellaneous	4,591	1,280
Total Other Assets	48,310	44,852
Total Assets	$228,749	$235,781

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$16,702	$18,343
Accrued wages and other compensation	5,014	5,092
Other accrued liabilities	25,989	21,732
Liabilities of discontinued segment held for sale (Note 6)	—	7,783
Total Current Liabilities	47,705	52,950

Long-Term Debt, less current maturities (Note 10)	16,741	19,542
Other Long-Term Obligations	16,041	16,629

Shareholders’ Equity:
Common Stock, $1 par value, authorized 20,000,000
shares, issued: 9,471,538	9,472	9,472
Capital surplus	4,801	4,748
Retained earnings	142,600	142,341
Accumulated other comprehensive loss	(989)	(1,062)
Unamortized restricted stock	(1,149)	(210)
Common Stock in treasury, at cost: 452,773 and 587,141	(6,473)	(8,629)
Total Shareholders’ Equity	148,262	146,660
Total Liabilities and Shareholders’ Equity	$228,749	$235,781

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)

	Nine Months Ended
	October 30,	October 25,
	2004	2003

Cash Flows from Operating Activities:
Income from continuing operations	$7,969	$8,030
Non-cash items included in income from continuing operations:
Depreciation	8,747	7,136
Amortization	1,192	626
Cash surrender value of life insurance	(1,101)	(750)
Gain on sale of assets	(2,912)	—
Change in working capital components of continuing
operations, net of businesses acquired/disposed of	(2,008)	3,889
Other, net	(608)	(449)
Net cash provided by operating activities of
continuing operations	11,279	18,482

Cash Flows from Investing Activities:
Expenditures for property and equipment, net	(9,541)	(16,780)
Cost of businesses and assets acquired	(7,549)	(72)
Disposals of assets	3,991	—
Life insurance premiums paid, net	763	(432)
Net cash used in investing activities of continuing operations	(12,336)	(17,284)

Cash Flows from Financing Activities:
Repayments of long-term revolving debt	(81,501)	(33,435)
Borrowings of long-term revolving debt	78,700	23,300
Dividends paid	(2,958)	(2,643)
Treasury stock reissued	737	741
Net cash used in financing activities of continuing operations	(5,022)	(12,037)

Net cash provided by discontinued operations (Note 6)	8,022	2,586

Net increase (decrease) in cash and short-term investments	1,943	(8,253)
Balance at beginning of year	2,188	17,414
Balance at end of period	$4,131	$9,161

Supplemental cash flow information:
Income taxes paid (refunded)	$439	$(3,868)
Interest paid	$723	$281

During the nine months ended October 30, 2004, the Company acquired selected assets and customer contracts of various laundry facilities for $11,172,000. The cost of businesses acquired reflects the cash paid for these acquisitions, with the remaining balance of $3,623,000 due in fiscal 2005.
The consideration received for the sale of Life Uniform in fiscal 2004 included a long-term note receivable valued at $3,056,000.

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THIRD QUARTER AND NINE MONTHS ENDED
OCTOBER 30, 2004 AND OCTOBER 25, 2003

Note 1. Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited, and these consolidated statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 (fiscal 2003). It is Management’s opinion that all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results during the interim periods have been included. All significant intercompany accounts and transactions have been eliminated. The results of operations for the third quarter and nine months ended October 30, 2004, and cash flows for the nine months ended October 30, 2004, are not necessarily indicative of the results that will be achieved for the full year.

Certain amounts in the prior periods have been reclassified to conform to current period presentation.

Note 2. Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company has various stock option and stock bonus plans that provide for the granting of incentive stock options, non-qualified stock options, restricted stock and performance awards to certain employees and directors. As permitted by SFAS No. 123, the Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock and performance-based awards, as to which the amounts charged to expense in the third quarter ended October 30, 2004 and October 25, 2003 totaled $152,000 and $125,000, respectively; and $522,000 and $399,000 in the nine months ended October 30, 2004 and October 25, 2003, respectively. During the nine months ended October 30, 2004, 65,000 shares of restricted stock were granted with a weighted-average share price of $22.14.

Had compensation expense for stock-based compensation plans for the third quarter and nine months ended October 30, 2004 and October 25, 2003 been determined consistent with SFAS No. 123, the Company’s net income and earnings per share would approximate the following pro forma amounts:

	Third Quarter Ended		Nine Months Ended
(Dollars in thousands,	October 30,	October 25,	October 30,	October 25,
except per share amounts)	2004	2003	2004	2003
Net income:
As reported	$1,606	$2,184	$3,257	$7,504
Add: stock-based employee
compensation expense included in
net income, net of tax	120	92	406	279
Deduct: stock-based employee
compensation expense determined
under fair-value based method
for all awards, net of tax	(237)	(216)	(947)	(636)
Pro forma net income	$1,489	$2,060	$2,716	$7,147

Basic earnings per share:
As reported	$0.18	$0.25	$0.37	$0.85
Pro forma	0.17	0.23	0.31	0.81

Diluted earnings per share:
As reported	$0.18	$0.24	$0.36	$0.84
Pro forma	0.16	0.23	0.30	0.80

The effect of the application of SFAS No. 123 in this disclosure is not necessarily indicative of the pro forma effect on net income in future periods.

Note 3. Restructuring Activities

As of January 31, 2004, there was $410,000 of reserve remaining from the original restructuring charge recorded in the fourth quarter of fiscal 2001 related primarily to the closing of certain retail stores in the Life Uniform segment. During the third quarter and nine months ended October 30, 2004, the amount of the reserve utilized for lease termination costs paid was $149,000 and $371,000, respectively. In addition, the Company reversed in discontinued operations in the first nine months of fiscal 2004 $39,000 of the original restructuring charge due to favorable termination of a store lease that was settled during the year. As of October 30, 2004, all lease termination costs for the closed stores have been paid and there is no reserve remaining related to the fiscal 2001 restructuring charge.

Note 4. Non-Operating Income

In the first quarter of fiscal 2004, the Company recorded non-operating income of $2,100,000 which included a gain of $1,472,000 from the sale of real estate of the former Miami plant which closed in January 2000. In addition, the Company recognized gains totaling $610,000 for the excess of death benefits from Company-owned life insurance policies surrendered over the cash value of the policies. Third quarter fiscal 2004 non-operating income includes a $197,000 bankruptcy settlement of a receivable related to a former business.

In the first nine months of fiscal 2003, the Company recorded non-operating income of $1,857,000 from a cash distribution received in connection with the liquidation of an insurance carrier of the Company.

Non-operating income, net, also includes interest earned on invested cash balances and notes receivable.

Note 5. Income Taxes

Taxes on income from continuing operations of 18.0 percent and 22.2 percent in the third quarter and first nine months of fiscal 2004, respectively, reflect the Company’s estimated effective tax rate for the year less an adjustment to reduce the income tax provision due to favorable resolution of outstanding tax issues. The effective tax rate of 34.0 percent on the loss from discontinued operations in fiscal 2004 reflects the statutory tax rate adjusted for unutilized State net operating losses.

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

The Company completed the sale of Life Uniform to Healthcare Uniform Company, Inc., an affiliate of Sun Capital Partners, effective July 31, 2004. The total sales price amounted to $16,240,000, principally cash of $12,152,000 and an unsecured, long-term note receivable from Healthcare Uniform Company with a face value of $4,074,000, plus the assumption of $5,732,000 of liabilities. The note receivable was discounted to its estimated fair value of 75 percent of face value, reflecting the note’s illiquidity and its subordinated status in the capital structure of Healthcare Uniform Company. Net assets of the segment totaling $19,336,000 were sold, including 196 retail uniform and shoe stores, catalogue and e-commerce operations and associated inventory, as well as working capital of 17 other stores that were not acquired. These 17 stores were immediately closed by the Company.

In the third quarter ended October 30, 2004, the Company recorded an additional pretax loss on disposal of discontinued segment of $850,000 reflecting estimated contractual working capital adjustments with the buyer and additional sale-related expenses.

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

Results of operations of the Life Uniform segment for the third quarter and nine months ended October 30, 2004 and October 25, 2003 were as follows (dollars in thousands):

	Third Quarter Ended		Nine Months Ended
	October 30,	October 25,	October 30,	October 25,
	2004	2003	2004	2003

Net retail sales	$—	$21,422	$38,786	$61,839

Loss from operations before taxes	$(770)	$(17)	$(1,732)	$(762)
Income tax benefit	262	6	589	236
Loss from operations	$(508)	$(11)	$(1,143)	$(526)

Note 7. Commitments and Contingencies

Prior to the sale of Life Uniform, the Company was a guarantor under certain Life Uniform store lease agreements. These guarantees obligated the Company to make all payments due under the leases until their expiration in the event of default of Life Uniform. In connection with the sale of Life Uniform, the Company requested consents, as required, from landlords to assign the store leases to Healthcare Uniform Company. As a condition to such consents, certain landlords required that the Company continue as a guarantor of the leases. Under the Company’s agreement with Healthcare Uniform Company, these guarantees will only extend until the end of each lease’s current term. At present, the Company is secondarily obligated as a guarantor for 103 store lease agreements and the estimated maximum potential amount of future payments the Company could be required to make under these guarantees is $16,900,000. Although these guarantees expire at various dates through fiscal year 2014, approximately 68 percent of the estimated maximum potential future payments expires by the end of fiscal year 2007.

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

The following table reconciles weighted average shares outstanding to amounts used to calculate basic and diluted earnings per share for the third quarter and nine months ended October 30, 2004 and October 25, 2003 (shares in thousands):

	Third Quarter Ended		Nine Months Ended
	October 30,	October 25,	October 30,	October 25,
	2004	2003	2004	2003
Weighted average shares:
Average shares outstanding	8,930	8,830	8,901	8,809
Effect of dilutive securities	223	158	214	140
Average shares outstanding,
adjusted for dilutive effects	9,153	8,988	9,115	8,949

Note 9. Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company performed its annual goodwill impairment test at the end of the third quarter of fiscal 2004 which resulted in no indication of impairment. There were no material changes in the carrying value of goodwill during the first nine months of fiscal 2004.

During the nine months ended October 30, 2004, the Company acquired customer contracts of various laundry businesses valued at $456,000, with amortization periods of five to 10 years, and non-compete covenants with a value of $38,000 to be amortized over five years. Other acquired assets consisted of the following (dollars in thousands):

	October 30, 2004			January 31, 2004
	Gross		Other	Gross		Other
	Carrying	Accumulated	Acquired	Carrying	Accumulated	Acquired
	Amount	Amortization	Assets, net	Amount	Amortization	Assets, net

Customer contracts	$8,454	$(5,418)	$3,036	$7,998	$(4,876)	$3,122
Non-compete covenants	1,638	(1,113)	525	1,600	(954)	646

Other acquired assets	$10,092	$(6,531)	$3,561	$9,598	$(5,830)	$3,768

Aggregate amortization expense for the third quarter ended October 30, 2004 and October 25, 2003 amounted to $247,000 and $134,000, respectively; and $701,000 and $390,000 for the nine months ended October 30, 2004 and October 25, 2003, respectively. Other acquired assets are scheduled to be fully amortized by fiscal year 2014 with corresponding annual amortization expense estimated for each of the next five fiscal years as follows (dollars in thousands):

2004	$913
2005	818
2006	765
2007	683
2008	420

Note 10. Long Term Debt

On March 8, 2004, the Company amended the terms of its long-term credit facility. Under the terms of the amendment, the maximum amount which may be borrowed under the credit facility was increased from $70,000,000 to $100,000,000, and the maturity date of the credit facility was extended by one year to May 30, 2007 with two one-year extensions subject to approval by the lenders. In addition, certain financial covenants contained in the credit agreement were amended, including the minimum net worth requirement. This covenant requires that the Company maintain a minimum consolidated net worth equal to 85 percent of the Company’s consolidated net worth as of January 31, 2004, plus an aggregate amount equal to 50 percent of quarterly net income beginning with the first quarter of fiscal 2004 (with no reduction for net losses except as permitted for the sale of the discontinued Life Uniform segment). As of October 30, 2004, the Company was in compliance with this and all other financial covenants contained in the credit facility.

Note 11. Derivative Instruments and Hedging Activities

The Company entered into an interest-rate swap agreement with one of its lenders effective September 9, 2002. The swap agreement fixes the variable portion of the interest rate (excluding a margin) at 3.58 percent on $10,000,000 of the outstanding debt under the revolving line of credit until termination on May 30, 2007. The Company has elected to apply cash flow hedge accounting for the interest-rate swap agreement in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, the derivative is recorded as an asset or liability at its fair value. The effective portion of changes in the fair value of the derivative, as measured quarterly, is reported in accumulated other comprehensive income, and the ineffective portion, if any, is reported in net income of the current period. The (loss) gain on the derivative included in accumulated other comprehensive loss in the third quarter ended October 30, 2004 and October 25, 2003 amounted to $(56,000) and $41,000, respectively, net of tax; and $69,000 and $8,000 for the nine months ended October 30, 2004 and October 25, 2003, respectively, net of tax. The Company has recorded a long-term liability of $148,000 and $254,000 for the fair value of the derivative as of October 30, 2004 and January 31, 2004, respectively.

To moderate price risk due to market fluctuations, the Company has entered into fixed-price contracts as of October 30, 2004 for approximately 27 percent of its estimated natural gas purchase requirements in the next 12 months. Although these contracts are considered derivative instruments, they meet the normal purchases exclusion contained in SFAS No. 133, as amended by SFAS No. 138 and SFAS No. 149, and are therefore exempted from the related accounting requirements.

Note 12. Comprehensive Income

Comprehensive income, consisting primarily of net income and changes in the fair value of derivatives used for interest rate risk management, net of taxes, totaled $1,559,000 and $2,225,000 for the third quarter ended October 30, 2004 and October 25, 2003, respectively; and $3,330,000 and $7,512,000 for the nine months ended October 30, 2004 and October 25, 2003, respectively.

Note 13. Retirement Benefits

The Company has a non-contributory defined benefit pension plan covering primarily all salaried and hourly administrative non-union personnel. The benefit formula is based on years of service and compensation during employment. The funding policy of the pension plan is in accordance with the requirements of the Employee Retirement Income Security Act of 1974. The net periodic pension expense recognized in the third quarter and nine months ended October 30, 2004 and October 25, 2003 was as follows:

	Third Quarter Ended		Nine Months Ended
	October 30,	October 25,	October 30,	October 25,
(Dollars in thousands)	2004	2003	2004	2003
Pension expense:
Service cost	$122	$135	$420	$405
Interest cost	311	312	949	936
Expected return on plan assets	(356)	(356)	(1,062)	(1,068)
Plan curtailment - sale of Life Uniform	—	—	38	—
Amortization of prior service cost	5	5	15	15
Recognized actuarial loss	21	34	79	102
Net periodic pension expense	$103	$130	$439	$390

The Company previously disclosed in its audited financial statements for the fiscal year ended January 31, 2004, that it expected to contribute $716,000 to the pension plan in fiscal 2004. As of October 30, 2004, $379,000 of contributions have been made. The Company presently anticipates contributing an additional $97,000 to fund its pension plan in fiscal 2004 for a total contribution of $476,000.

The Company amended the pension plan, effective September 1, 2004, to freeze participation in the plan. No employee shall become a participant in the pension plan on or after that date.

Note 14. Subsequent Events

On November 19, 2004, the Company announced that it had signed an agreement to purchase the healthcare laundry operations and customer contracts of Golden State Services in Northern California. The acquired business, which includes plants in Sacramento and Turlock, California, represents approximately $20,000,000 in annual revenues. The Company expects to close the transaction in the fourth quarter of fiscal 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 30, 2004
COMPARED WITH
THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 25, 2003

Analysis of Operations

During the first quarter of fiscal 2004, the Company announced its decision to exit and discontinue its Life Uniform retail business segment and actively market the segment for sale. As a result, the segment’s financial position, cash flows and results of operations are shown as discontinued operations for all periods presented in this report. The Company completed the sale of Life Uniform to Healthcare Uniform Company, Inc., an affiliate of Sun Capital Partners, Inc., at the end of the second quarter. The Company’s continuing operations reflect the results of its remaining Textile Services healthcare laundry and linen management business.

Textile service revenues increased 11.6 percent in the third quarter and 10.1 percent in the first nine months of fiscal 2004 compared with the same periods a year ago. Organic growth from net new business additions and new laundry facilities contributed approximately 45 percent of the third quarter revenue increase, with the remaining increase coming from recent acquisitions of plants in Florida and North Carolina partially offset by the sale of non-healthcare customer accounts in Daytona Beach, Florida in the second quarter of fiscal 2004. For the first nine months of fiscal 2004, net acquisitions accounted for approximately 64 percent of the revenue increase over the prior year. New business installed during the first nine months of fiscal 2004, net of cancellations of existing business, represented $7,300,000 in annualized revenue compared with $800,000 in last year’s first nine months.

Gross profit margin declined to 16.7 percent and 16.1 percent in the third quarter and first nine months of fiscal 2004, respectively, from 18.2 percent and 18.9 percent in the third quarter and first nine months of fiscal 2003, respectively. These margin declines are due primarily to higher natural gas and linen costs this year, as well as increased direct labor expenses related to the hurricanes in the Southeast and production inefficiencies during the start-up of new plants. Selling, general and administrative expenses in the third quarter and first nine months of fiscal 2004 were flat compared with the same periods last year, but these expenses declined as a percent of revenues to 12.4 percent and 12.8 percent for the third quarter and first nine months this year, respectively, from 13.8 percent and 14.1 percent in the third quarter and first nine months of fiscal 2003, respectively. Reductions in operating expenses due to the downsizing of the corporate office and lower bonus accruals were generally offset by increases in operating expenses due to the new plants and professional fees incurred in connection with the Company’s response to efforts by union activists to disrupt the Company’s business operations.

Operating income from continuing operations increased 3.5 percent in the third quarter this year compared with third quarter fiscal 2003 due to the impact of the increased revenue partially offset by the increased production costs noted above. Third quarter fiscal 2004 operating income also benefited from an additional gain of $132,000 on the settlement of a property insurance claim. Operating income for the first nine months of fiscal 2004 decreased 14.1 percent from the same period a year ago, due mainly to unfavorable variances in linen costs ($968,000), direct labor ($1,319,000) and utilities ($2,262,000) more than offsetting the favorable impact of the revenue increase and the net gain of $952,000 on the sale of the Daytona Beach non-healthcare accounts.

Third quarter fiscal 2004 net income from continuing operations increased 21.9 percent from the comparable quarter of a year ago. Fiscal 2004 third quarter earnings included pretax non-operating income of $364,000 from interest income on the note receivable from the sale of Life Uniform as well as a bankruptcy settlement of a receivable related to a former business. Lower income tax expense due to the favorable resolution of outstanding tax issues also contributed to the earnings increase. In the first nine months of fiscal 2004, net income from continuing operations was 0.8 percent lower than the first nine months of fiscal 2003 as reduced operating income and higher interest expense offset the reduction in income tax expense and increased non-operating income of $528,000.

Discontinued Operations

In the first quarter of fiscal 2004, the Company recorded an estimated loss on disposal of the discontinued Life Uniform segment of $4,642,000 pretax. The loss consisted of a $3,917,000 write down of net assets of the segment, primarily inventories, leasehold improvements and accounts payable, to their estimated fair values and $725,000 of estimated costs directly related to the proposed sale. The Company completed the sale of Life Uniform in the second quarter of fiscal 2004 and adjusted the estimated first-quarter loss to a pretax loss of $4,558,000. An increase in proceeds from the sale of working capital in stores not acquired by the buyer was generally offset by a reduction in the value of the note receivable taken by the Company as part of the consideration for the sale. Although the Company believes the discounted note is fairly valued, this security is not readily marketable and is subordinate to other outstanding debt of the issuer. Ultimately, the value of the note is dependent upon the success of Healthcare Uniform Company.

As provided in the sale agreement, an adjustment to the sale proceeds was to be made not later than 90 days after the July 31, 2004 closing date based upon a final determination of working capital transferred as of the closing date. Although the Company has included an estimated loss due to the adjustment in the loss on disposal in the third quarter of fiscal 2004 based on its preliminary review of the buyer’s proposed working capital adjustment, the adjustment is subject to verification by the Company as provided in the sale agreement. The Company expects to complete its review in the fourth quarter of fiscal 2004. In addition to the estimated working capital loss, the loss on disposal in the third quarter of fiscal 2004 includes additional professional fees directly related to the sale.

The pretax loss from operations of the discontinued segment in the third quarter of fiscal 2004 includes $700,000 of additional accruals for self-insured liabilities for healthcare and workers’ compensation claims of the Life Uniform segment. The pretax loss from operations of the discontinued segment in the first nine months of fiscal 2004 includes $1,514,000 of lease termination costs related to the retail stores retained and closed by the Company. The

Company completed the termination of these leases in the third quarter of fiscal 2004. In addition, $138,000 of employee termination expenses were recorded in discontinued operations in the first nine months this year, including a curtailment loss from the defined-benefit pension plan of $38,000. The Company does not expect to incur any significant additional losses from discontinued operations in fiscal 2004.

Financial Condition, Liquidity and Capital Resources

As of October 30, 2004, working capital of continuing operations totaled $40,447,000 and the current ratio was 1.8 to 1, compared with $39,012,000 and 1.9 to 1 at January 31, 2004. Accounts receivable days outstanding of 42 at October 30, 2004 was unchanged from the end of fiscal 2003. The fiscal 2004 year-to-date increase in net property and equipment of $10,035,000 reflects primarily the acquisition of the Duke University Health System Laundry in Durham, North Carolina in April 2004. The increase in other accrued liabilities of $4,257,000 in the first nine months this year reflects mainly a holdback of a portion of the Duke acquisition purchase price which is due to be paid in the first quarter of fiscal 2005.

Cash provided by operating activities of continuing operations decreased $7,203,000 in the nine months ended October 30, 2004 compared with the same period a year ago. In the third quarter of fiscal 2003, the Company received the life insurance company liquidation distribution of $1,857,000 discussed in Note 4 and a Federal income tax refund of $4,054,000. Cash flow from investing activities in the nine months ended October 30, 2004 includes the proceeds of $2,519,000 from the sale of the Daytona Beach non-healthcare accounts and $1,472,000 from the Miami real estate sale, as well as death benefits on Company-owned life insurance policies received in the second quarter totaling $1,188,000. Capital expenditures were $7,239,000 lower in the first nine months this year compared with last year’s first nine months, which included construction costs associated with the Phoenix, Arizona and Columbia, South Carolina plants.

In the second quarter of fiscal 2004, the assets and liabilities of the discontinued Life Uniform segment were sold for cash proceeds and a long-term note receivable valued initially at $3,056,000. Cash provided by discontinued operations in the nine months ended October 30, 2004 reflects the cash proceeds of $12,152,000 which were used to pay down long-term debt in the third quarter of fiscal 2004.

As previously announced during the first quarter this year, the Company amended the terms of its credit facility to increase the maximum borrowing capacity by $30,000,000 to $100,000,000. Under the terms of the amended loan agreement, there was $53,132,000 of borrowing capacity available as of October 30, 2004. The Company’s ratio of total debt to total capitalization as of October 30, 2004 was 10.1 percent, down from 11.8 percent as of January 31, 2004. As of October 30, 2004, the Company was in compliance with all financial covenants contained in its credit facility.

Management believes that the Company’s financial condition, operating cash flow and available sources of external funds are sufficient to satisfy the Company’s requirements for debt service, capital expenditures, acquisitions, dividends and working capital over the course of the next 12 months.

Forward-Looking Statements

Any forward-looking statements made in this document reflect the Company’s current views with respect to future events and financial performance and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that may cause actual results to differ materially from those set forth in these statements. These potential risks and uncertainties include, but are not limited to, competitive and general economic conditions, the ability to retain current customers and to add new customers in competitive market environments, competitive pricing in the marketplace, delays in the shipment of orders, availability of labor at appropriate rates, availability and cost of energy and water supplies, the cost of workers’ compensation and healthcare benefits, the ability to attract and retain key personnel, the ability of the Company to recover its seller note and avoid future lease obligations as part of its sale of Life Uniform, the ability of the Company to accomplish its strategy of redirecting its resources to its healthcare linen management business in a timely and financially advantageous manner, unusual or unexpected cash needs for operations or capital transactions, the effectiveness of certain expense reduction initiatives, the ability to obtain financing in required amounts and at appropriate rates and terms, the ability to identify, negotiate, fund, consummate and integrate acquisitions, and other factors which may be identified in the Company’s filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to commodity price risk related to the use of natural gas in its laundry plants. The total cost of natural gas in the third quarter and nine months ended October 30, 2004 was $3,086,000 and $9,763,000, respectively. To reduce the uncertainty of fluctuating energy prices, the Company has entered into fixed-price contracts as of October 30, 2004 for approximately 27 percent of its estimated natural gas purchase requirements in the next 12 months. A hypothetical 10 percent increase in the cost of natural gas not covered by these contracts would result in a reduction of approximately $960,000 in annual pretax earnings.

The Company is also exposed to commodity price risk resulting from the consumption of gasoline and diesel fuel for delivery trucks. The total cost of delivery fuel in the third quarter and nine months ended October 30, 2004 was $1,298,000 and $3,671,000, respectively. A hypothetical 10 percent increase in the cost of delivery fuel would result in a decrease of approximately $489,000 in annual pretax earnings.

The Company’s exposure to interest rate risk relates primarily to its variable-rate revolving debt agreement entered into in the second quarter of fiscal 2002. As of October 30, 2004, there was $16,700,000 of outstanding debt under the credit facility, of which $10,000,000 bears interest at a fixed rate of 3.58 percent (plus a margin) under an interest-rate swap agreement entered into by the Company with one of its lenders to moderate the exposure. Amounts borrowed under the credit facility in excess of the $10,000,000 covered by the interest-rate swap agreement bear interest at a rate equal to either (i) LIBOR plus a margin, or (ii) a Base Rate, defined as the higher of (a) the Federal Funds Rate plus .50 percent or (b) the Prime Rate. The margin is based on the Company’s ratio of “Funded Debt” to “EBITDA,” as each is defined in the Loan Agreement. As of October 30, 2004, the margin was 0.875 percent. A hypothetical increase of 100 basis points in short-term interest rates applicable to the outstanding debt not covered by the interest-rate swap agreement would result in a reduction of approximately $67,000 in annual pretax earnings.

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

As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities in a timely manner, particularly during the period for which this quarterly report is being prepared. The Chief Executive Officer and Chief

Financial Officer also concluded based upon their evaluation that the Company’s disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of this most recent evaluation, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 6. Exhibits

(a)	See Exhibit Index on page 20.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Angelica Corporation
(Registrant)

Date: December 9, 2004                  /s/ James W. Shaffer
                     James W. Shaffer
Vice President, Treasurer and
Chief Financial Officer
(Principal Financial Officer)

/s/ Richard M. Fiorillo
Richard M. Fiorillo
(Principal Accounting Officer)

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

