Form 10-K
period 2005-01-29
ANGELICA CORP /NEW/
filed 2005-04-14
CIK 6571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 29, 2005

Commission File Number 1-5674

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

$211,916,765 based on the average of the high/low transaction price of the Common Stock on July 30, 2004.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of March 31, 2005.

Common Stock, $1.00 par value, 9,176,621 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference in Part III.

PART I

Item 1. Business

Overview

Angelica is a leading provider of outsourced linen management services to the U.S. healthcare industry. We have developed a comprehensive service offering that allows healthcare providers to outsource some or all aspects of their linen management needs. We provide laundry services, linen and apparel rental and on-site linen management services to our diverse customer base of approximately 4,500 healthcare providers located in 24 states. To a more limited extent, we also provide linen management services to customers in the hospitality business. For the 2004 fiscal year ended January 29, 2005, we processed over 620 million pounds of linen for our customers.

Our linen management services are designed to benefit healthcare providers by enabling them to:

•	Reduce their capital expenditures for linen facilities and equipment;

•	Decrease their operating costs by outsourcing a non-core process;

•	Maximize their productivity by allowing them to utilize limited available space that would otherwise be dedicated to on-premise laundry facilities for revenue generating activities; and

•	Focus on their core competencies of providing healthcare services to their patients.

As of March 31, 2005, our 6,940 service associates delivered our value-added services to our customers through our network of 35 laundry plants and fleet of 600 delivery vehicles. Our plants provide access to 30 of the 50 largest metropolitan markets in the United States which approximates 50% of the country’s healthcare facilities. We seek to concentrate our plants in clusters, enabling us to provide better service to our customers, as well as lower our operating costs, by maximizing the efficiency of our delivery routes and by improving the utilization of our sales force. For the 2004 fiscal year, we reported revenues of $316.1 million and net income of $10.4 million from continuing operations.

Our company was founded in 1878 when we began in business as a uniform manufacturing company. During the 1960s, we expanded our product offering to three lines of business: Manufacturing, Textile Services and Retail. In 2002, management and our Board of Directors made a strategic decision to focus on healthcare linen services and retail. We sold our Manufacturing business in the spring of 2002. We hired a new president and CEO in September 2003. Since then, we have streamlined the company further by selling our Retail business in July 2004, and strengthened our market position in the healthcare linen management services industry by completing ten acquisitions.

We believe we are now well positioned to capitalize on additional revenue opportunities within our existing markets as well as leverage our large and growing scale and infrastructure to enhance our profitability and increase shareholder value.

Market Opportunity

The U.S. market for outsourced healthcare linen management services is large and growing. Based on our knowledge providing linen management services to the healthcare industry, we estimate that the U.S. healthcare linen services market represents approximately a $5.6 billion revenue opportunity annually. Of this

$5.6 billion, we estimate $2.0 billion is attributable to acute-care hospitals, $2.4 billion to surgical and physician clinics and $1.2 billion to long-term care facilities.

	Number of Beds	x	Average Annual Revenue/Bed(4)	=	Estimated Market Size as at September 2004
Acute-Care Hospitals(1)	0.9 million		$2,222		$2.0 billion
Surgical and Physicians Clinics(2)	0.5 million		$4,800		$2.4 billion
Long-term Care Facilities(3)	1.7 million		$705		$1.2 billion
Total	—		—		$5.6 billion

(1)	Source: The CDC (Centers for Disease Control/Fed Government) and Company database from Solutions Marketing Group (SMG).

(2)	Source: Dun & Bradstreet and InfoUSA. Consists of total clinics rather than number of beds.

(3)	Source: Dun & Bradstreet and SMG database.

(4)
Average annual revenue per bed is determined based on our experience in providing linen management services to the healthcare industry. Other service providers in this industry may be achieving different results.

We believe there are a number of favorable market dynamics within the U.S. healthcare sector that will continue to expand the overall outsourced healthcare linen management services opportunity:

      Favorable demographic trends—The U.S. Census forecasts that the U.S. population over 65 will double over the next 25 years. The American Hospital Association (AHA) estimates that people over the age of 65 use hospital services at three times the rate of the general population.

      Expanding customer base—According to the AHA, the number of community hospitals in the U.S. increased in 2002 for the first time since 1975 and as of September 2004, there were more than 800 new hospitals being planned. Furthermore, according to the AHA, there was a 47% increase in the number of U.S. outpatient surgery centers, or clinics, from 1996 to 2002. In addition, according to government estimates, the number of people needing long-term care is expected to increase 30% in the next 15 years.

In addition, we also believe there are several positive factors that will increase the market penetration of outsourced healthcare linen management services:

      Increasing awareness of in-house operating costs—Even though the outsourced hospital linen management services market is relatively mature and there are numerous benefits to outsourcing, our internal analysis indicates that a significant percentage of hospitals continue to handle their linen needs in-house. We believe that many hospital administrators are not aware of the true economic costs of on-premise laundries and that they may underestimate the opportunity costs as well. For instance, we believe many administrators do not account for the opportunity cost of space used for laundry equipment and that utility costs are often shared by or arbitrarily allocated to various divisions within a hospital without the actual usage of the laundry facilities being appropriately measured. As hospital administrators become more aware of the true costs of on-premise laundries, we believe that many hospitals will likely decide to outsource their linen services.

      Underpenetrated clinics and long-term care facilities—We believe the market for outsourced clinic and long-term care linen services is underpenetrated by both us and our major competitors. According to industry sources, there are over 540,000 clinics and long-term care facilities in the United States that require linen services. In addition, we believe there are also thousands of other outpatient care facilities such as dialysis centers and walk-in clinics that also require linen services in the course of their business. We believe that as outsourced linen services providers begin to actively target these customers, market penetration of these sectors will likely increase.

      Aging hospital facilities—According to the AHA, as of September 2004, 60% of hospitals in the United States needed to replace aging healthcare facilities. Due to the significant capital costs associated with laundry equipment replacement, we believe that many hospitals may outsource their linen needs in order to reduce costs, free up space dedicated to on-premise laundries and preserve capital for direct patient care uses.

Competitive Strengths

We believe we are well positioned to capitalize on the attractive market opportunities for outsourced healthcare linen management services as a result of our competitive strengths:

      Strong regional clusters—We believe our cluster approach of having a number of plants in localized areas enables us to provide superior service to our customers at a lower cost. Operating numerous plants within close proximity to one another enables us to provide more reliable customer service, better handle customer requests and mitigate the risks associated with temporary capacity reductions at a single plant. Furthermore, these clusters allow us to lower costs by maximizing delivery route densities and better utilizing our sales force across plants. Our cluster approach has enabled us to establish a strong market position in several markets in which we operate.

      Significant scale creates opportunities for cost reduction—We believe our significant and growing operating scale and infrastructure provides us with opportunities to realize significant financial benefits. In fiscal 2004, we purchased approximately $60 million of linens and invested $15.3 million in capital improvements to our plants. We believe the realignment of our purchasing functions at our operations headquarters in 2004 will enable us to better coordinate our purchasing activities and negotiate better pricing from our existing suppliers, as well as to pursue direct sourcing opportunities. We hired a director of engineering in 2004 to enable us to implement best practices and standardization across our organization, as well as to optimize capital expenditures by standardizing equipment and centralizing capital equipment procurement to take advantage of volume purchase discounts. In addition, our 35 plants allow us to test new technologies and operating techniques on a limited basis and implement best practices throughout our plant network.

      Experienced market leader—Our position as a market leader provides us with significant credibility with current and prospective customers. We are a leading provider of outsourced linen management services to the U.S. healthcare industry. Based on healthcare linen services revenue, we believe that we are twice the size of our nearest competitor.

      Large, experienced sales force—Our large, experienced sales force enables us to cater to the needs of sophisticated, national customers while also allowing us to deploy the appropriate sales resources to local market opportunities. We believe our sales force is the largest in the healthcare linen services industry. Our sales force consists of six national and regional managers focused on multi-facility hospital networks, 17 account executives focused on major hospitals and 29 market representatives focused on clinics and long-term care facilities. Furthermore, our sales force is augmented by 74 local customer service representatives who provide customer service and enhance revenue opportunities.

      Stable customer base—Our large and diverse customer base, high customer retention rates and long-term contracts provide us with a stable revenue base. As of March 31, 2005, we served approximately 800 hospitals, 350 long-term care facilities and 3,300 surgical and physician clinics in 24 states. In fiscal 2004, no individual customer represented more than 10% of our total revenue. Our annual customer retention rate is approximately 93% of total revenues and our average contract length is approximately 3 years.

      Proven management team—Since transitioning to a new president and CEO in September 2003, we have become a more streamlined organization primarily focused on the healthcare linen management services industry. Under our new focus, we have divested non-core assets, completed ten acquisitions that strengthened our position in our core business, and significantly reduced our corporate overhead expenses. From September 2003 to March 31, 2005, these initiatives have increased our number of plants from 28 to 35, increased our weekly pounds of linen processed 43.4% from 10.6 million to 15.2 million, and reduced our corporate office headcount from 50 to 15 associates, which was partially offset by the addition of 15 associates in our operations headquarters. Going forward, we will continue to focus on new revenue opportunities by more aggressively targeting clinics and long-term care facilities as well as hospitals. We will also seek to further leverage our significant and growing operating scale and infrastructure to enhance profitability and increase shareholder value.

Business Strategy

Due to the local and regional nature of our business, our goal is to become the market leader in each of the local markets we serve while simultaneously expanding our coverage to new markets. We believe that with respect to total beds served, we are among the three largest providers of outsourced healthcare linen management services in each of the local markets in which we operate and number one or two in the majority of our markets.

      Increase presence in existing markets—We believe that increasing the penetration of our existing markets is an effective and cost-efficient means of growth as we are able to capitalize on our reputation, brand awareness and existing infrastructure in the markets in which we operate.

To strengthen our presence in our existing markets, we plan to:

•
Facilitate additional hospital conversions from on-premise to outsourced linen management services by educating hospital administrators about the true economic and opportunity costs associated with operating on-premise laundries;

•	Identify and implement sales and marketing and customer service best practices across our organization;
•	Designate senior level managers to facilitate better execution of our clinic and long-term care business strategies; and
•	Focus our efforts on acquiring new business from clinics associated or affiliated with our existing hospital customers.

      Pursue complementary and accretive acquisitions—To increase our customer base, expand our presence in existing markets and enter new markets, we will continue to pursue strategic acquisitions. Since November 2003, we have completed ten acquisitions for an aggregate consideration of $126.0 million that we believe have created numerous benefits to our market position and our customers. In evaluating acquisition opportunities, we consider factors such as strategic value, projected EBITDA, impact on earnings per share, return on net assets and internal rate of return.

      The following chart depicts the acquisitions we have completed during the past 18 months.

Date Completed	Transaction	Benefit
March 2005	Purchased the stock of Royal Institutional Services, Inc. and its affiliate, The Surgi-Pack Corporation and accompanying healthcare linen services business in Somerville and Worcester, MA	Strengthened our New England position
January 2005	Purchased National Service Industries’ (d/b/a National Linen Services) laundry facilities and linen services business in Dallas and Wichita Falls, TX	Strengthened our Southwest position
January 2005	Purchased Tartan Textile Services’ healthcare linen services business and assumed lease for laundry facility in Hempstead, NY	Improved our access to New York market and access to long-term care facilities
December 2004	Purchased United Linen Service’s (d/b/a Golden State Services) healthcare linen services business and assumed leases for laundry facilities in Sacramento and Turlock, CA	Strengthened our Northern California position
May 2004	Purchased Tartan Textile Services’ healthcare linen services contracts from Tartan’s Portland, ME laundry facility	Strengthened our New England position
April 2004	Purchased Duke University Health Systems’ laundry in Durham, NC and signed a long-term supply agreement with Duke healthcare facilities	Allowed expansion into North Carolina market with state-of-the-art facility
April 2004	Purchased inventory and equipment and assumed healthcare linen services contracts at two on-premise laundries located at hospitals in TX and GA	Improved capacity rationalization in existing Angelica facilities
December 2003	Purchased National Service Industries’ healthcare laundry facility and healthcare linen services business in Safety Harbor, FL	Strengthened our western Florida position
November 2003	Purchased healthcare linen services contracts and selected assets of Tenney Laundry Services in Batavia, NY	Strengthened our New York position

      Increase gross margin by leveraging scale—As a result of our focused business strategy and recent acquisitions, we believe we are now well positioned to use our scale to improve our operating performance. We plan to expand our gross margin through a number of cost savings initiatives including:

•	Reducing linen costs through centralized purchasing and the implementation of a direct sourcing program;
•	Optimizing capital expenditures by standardizing equipment and centralizing capital equipment procurement;
•	Reducing energy cost volatility by hedging more of our anticipated natural gas requirements;
•	Implementing best practices and new technology solutions to improve efficiency while reducing labor costs; and
•	Reducing distribution costs by testing new software and optimizing routes as volume grows.

Service Offering

We provide textile rental and linen management services primarily to the healthcare industry. Among the items we rent and clean are bed linens, towels, patient gowns, surgical scrubs, surgical linens and surgical packs as well as mops, mats and other dust control products. We also provide flexible, customized solutions for our customers ranging from à la carte services to full textile rental services - a total outsourcing package including apparel, textile and linen rental, laundering, service delivery and distribution systems designed to replace on-premise laundries and reduce expenses associated with these various services. In addition, we offer many of these services utilizing textiles owned by the customer (customer-owned goods).

Furthermore, we also offer the following customizable services:

•	AngelLink®, a computerized linen management system, available for either rented or customer-owned goods, designed to streamline linen tracking and ordering processes;
•	On-site linen distribution management of all aspects of linen distribution ranging from the linen room to utilization reports that optimize the linen use, ordering, receiving and use of linens; and
•	Customized surgical packs for use in operating suites, providing a cost-effective alternative to disposable surgical packs.

Other services we provide include colored linen programs, scrub security programs and just-in-time linen cart exchange programs. These services have been designed to meet the total linen management needs of our customers. We also furnish a limited number of general linen services in select areas, mainly to restaurants, hotels and motels.

Customers

We serve customers in a number of healthcare sectors that are distinguished by both the types of patients they serve and the types of services they offer. Within the hospital and long-term care sector, many patient visits involve overnight stays. In contrast, within the clinic sector, most patient visits are outpatient in nature. Consequently, hospitals and long-term care facilities typically require rental of, and linen management services for, substantial amounts of bulk items such as bed linens and bath towels, in addition to other items such as patient gowns and surgical scrubs. Our clinic customers typically require linen rental services for smaller items, such as lab coats and scrubs. As a result, hospitals and long-term care facilities generally involve larger, lower-price per pound orders, while the products and services provided to our clinic customers generally have a higher price per pound.

For the 2004 fiscal year ended January 29, 2005, no individual customer represented more than 10% of our total revenues.

Competition

The markets in which we operate are very competitive and highly fragmented. Our primary competitors include two multi-national corporations: Crothall Services Group (a subsidiary of Compass Group PLC) and Sodexho Inc. (a subsidiary of Sodexho Alliance SA); approximately eleven regional midsize firms; and more than 1,500 small, independent, privately-owned competitors. In addition, many hospitals have captive on-premise laundries and hospital cooperative laundries. In addition, we compete indirectly with large facility service providers, such as ARAMARK Corporation, that provide linen services in conjunction with other services.

Within each of our acute-care hospital markets, we typically compete with one or two larger regional or national competitors and two to four small independent, privately-owned competitors. Within the clinic and long-term care markets, we typically compete with small local companies and regional providers that specialize in small accounts. In addition, garment and uniform providers such as ARAMARK Corporation or Cintas Corporation sometimes compete in the clinic market.

Operations

We typically provide our services to customers located within a 150 mile radius of our plants. As of March 31, 2005, we operated 35 laundry plants serving 24 states all of which are in or near major metropolitan areas. Our plants are concentrated in clusters which provide us with access to 30 of the 50 largest metropolitan markets in the United States which approximates 50% of the country’s healthcare facilities. In fiscal 2004, our plant capacity utilization averaged 73% (based on two eight-hour shifts running six days per week).

We maintain a fleet of approximately 600 delivery vehicles and our drivers typically pick up and deliver linen daily at hospitals and two to three times per week at outpatient facilities.

Our laundry process involves several steps to ensure effective cleaning. Soiled linen is delivered to the plant by truck, sorted and weighed into appropriately sized loads, washed, dried, ironed, folded, arranged on carts and then delivered back to the customer.

Sales and Marketing

We believe our sales force is the largest in the healthcare linen management services industry. Our sales force consists of six national and regional managers focused on multi-facility hospital networks, 17 account executives focused on major hospitals, 29 market representatives focused on clinics and long-term care facilities and 74 local customer service representatives who provide customer service and enhance revenue opportunities by providing our existing customers with information about additional services and products we offer.

Our sales force compensation typically consists of a fixed base salary as well as a variable component based on amount of revenue sold.

Types of Contracts

We typically serve our customers pursuant to written service contracts for an initial term of three years. Once we have developed a relationship with our customers and understand their needs and our customers have had an opportunity to evaluate the quality of our services, we generally seek to convert them to five year service contracts. Most of our contracts have pricing escalators tied to the Consumer Price Index; however, the total amount by which our prices may be increased annually is often capped.

Many of our customers have used our services for many years and we believe most customers remain loyal to us due to our high quality service. In addition, we believe that customers may be reluctant to change service providers due to the effort involved, the potential disruption of services provided and, in many cases, the hidden costs associated with a change in service provider.

Regulatory Considerations

Our operations are subject to various laws and regulations relating to public health, worker safety and the environment.

In conjunction with the corporate campaign discussed in Item 3. Legal Proceedings, approximately half of our locations have been inspected since the beginning of fiscal 2004 by the Occupational Safety and Health Administration or the state agency equivalent (OSHA). Any citations resulting from these inspections have been completely abated or are in the process of being abated. OSHA citations are often accompanied by proposed fines. In many instances, we have successfully contested the citations and/or paid a considerably reduced amount than the fine OSHA initially proposed. Inspections of two facilities resulted in alleged willful citations that we have contested and are in the process of resolving with OSHA.

Compliance with laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has not had a material effect on our capital expenditures, earnings or competitive position. We do not expect any material expenditures will be required in order to comply with any federal, state or local environmental regulations.

Employees

As of January 29, 2005, we employed approximately 6,130 persons. As of March 31, 2005, we employed 6,940 persons. Approximately two-thirds of those employees are covered by 35 union contracts. Unions that represent our employees include the International Brotherhood of Teamsters, the International Union of Operating Engineers, the United Food and Commercial Workers Union, and UNITE HERE. Overall, we consider our relationship with our employees to be good at both union and non-union facilities. With respect to production employees represented by UNITE HERE, we believe relations with the vast majority of those employees to be good despite that union’s corporate campaign, which is largely sustained by its International organization, and is described in “Item 3. Legal Proceedings”.

As of March 31, 2005, we had three open contracts with UNITE HERE and two open contracts with the International Brotherhood of Teamsters. We are participating in ongoing negotiations in good faith with the intention of reaching agreements in all cases.

When we acquired Royal Institutional Services, Inc., a recognition petition filed by the International Brotherhood of Teamsters Local 25 was pending with the National Labor Relations Board. The proposed bargaining unit consists of truck drivers at the Somerville, Massachusetts facility.

On April 2, 2005, UNITE HERE publicly announced that it plans to orchestrate a work stoppage against us on May 5, 2005. Approximately half of our facilities could theoretically be affected by such action. We have developed and are prepared to implement contingency plans at all of our facilities to ensure continued quality service to our customers. This could have a material impact on our financial results.

Factors That May Affect Future Results

Some matters discussed in this Form 10-K or in other documents, a portion of which are incorporated herein by reference, constitute forward-looking statements and are based upon management’s expectations and beliefs concerning future events impacting us. These statements are subject to risks and uncertainties that may cause our actual results to differ materially from those set forth in these statements.

The following factors, as well as factors described elsewhere in this Form 10-K, or in other SEC filings, could cause our future results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. Such factors are described in accordance with the provisions of the Private Securities Litigation Reform Act of 1995, which encourages companies to disclose such factors.

Our acquisition strategy involves risks relating to integrating acquired businesses.

Our growth plan includes the strategic acquisition of selected business facilities, customer contracts and other assets. For example, in fiscal 2004, we acquired linen service facilities from Duke Health System, United Linen Services d/b/a Golden State Services, Tartan Textile Services, National Service Industries d/b/a National Linen and Uniform Service as well as two smaller on-premise laundry operations from individual hospitals. In the first quarter of fiscal 2005 we acquired Royal Institutional Services. Our inability to integrate acquired companies, business facilities, customer contracts or other assets successfully may render us less able to obtain the expected returns from our acquisitions and harm our results of operations and financial condition.

The process of integrating acquired operations into our existing operations may result in operating, contract and technology difficulties, including, but not limited to, the following:

•	potential losses of key employees of acquired businesses;
•	problems assimilating the purchased technologies, products or business operations;

•	problems maintaining uniform standards, procedures, controls and policies;
•	unanticipated costs associated with the transactions, including accounting charges and transaction expenses;
•	diversion of management’s attention from our core business; and
•	adverse effects on existing business relationships with suppliers and customers.

Also, while we have structured most of our recent acquisitions as asset purchases, we may fail to discover liabilities of any acquired companies for which we may be responsible as a successor owner or operator in spite of any investigation we make prior to the acquisition. Such difficulties may divert significant financial, operational and managerial resources from our existing operations, and make it more difficult to achieve our operating and strategic objectives. The diversion of management attention, particularly in a difficult operating environment, may affect our results.

A key component of our growth strategy relies on our ability to continue to identify and acquire suitable acquisition candidates. To the extent we are unable to continue to identify and acquire such candidates, our growth will slow.

We may not be able to identify suitable future acquisition candidates or acquire them on commercially reasonable terms or at all. In addition, we may not be able to obtain necessary financing for acquisitions. Such financing may be restricted by the terms of our debt agreements or it may be more expensive than our current debt. The amount of such debt financing for acquisitions may be significant and the terms of such debt instruments may be more restrictive than our current covenants. In addition, competitors for acquisitions, some of which may have substantially greater financial resources at their disposal, may increase the cost of acquisitions to us or make it impossible for us to make acquisitions within our strategic guidelines, if at all. If we do make additional acquisitions, any benefits anticipated from our acquisition strategy may not actually be realized.

Our contracts may not contain energy surcharge clauses sufficient to cover energy cost increases. If we are not able to recoup some or all of the utility cost increases we may experience, our results of operations may suffer.

Our operations utilize a large amount of natural gas, electricity, and gasoline and diesel fuel and our energy purchases vary as to price, payment terms, quantities and timing. Our energy costs are also affected by various market factors including the availability of supplies of particular forms of energy, energy prices and local and national regulatory decisions. The price escalator provisions in our contracts may not permit us to increase our prices to keep pace with energy cost increases we may experience. For example, we were only able to pass on to our customers approximately 20% of the energy cost increases we incurred in fiscal 2004, from fiscal 2003. While we have instituted operational hedging models that seek to capture pricing opportunities in the energy markets, we may not be fully protected against substantial changes in the price or availability of energy sources and we may not be able to offset these increases with higher prices charged to our customers. Our operations also use a large amount of water which we purchase, along with sewer service for the wastewater, from local water and sewer utilities that are often municipally owned. We are dependent upon these water and sewer utilities to provide uninterrupted water and sewer services for our continued operations and we are subject to the possibility of significantly increased costs for water and sewer services to the extent that these entities face financial difficulties, whether as a result of budget cuts or otherwise. We could also face higher costs if there are maintenance or capacity constraint issues within the municipal systems by which we are served.

The length and pricing terms of our customer contracts may constrain our ability to recover inflationary costs and to make a profit.

Our customer contracts generally range from three to five years in length. Most of our contracts have pricing escalators tied to inflation indexes, but the total amount by which our prices may be increased are generally capped on an annual and/or aggregate basis. In addition, some of our contracts only permit us to raise prices once a year, so inflation may rise throughout the course of a year and we may not be able to raise our prices until the end of that year. The terms of these contracts require us to guarantee the price of the services we provide and assume the risk that our costs to perform services and provide products will be greater than anticipated. Any cost increase to us in performing these contracts may expose us to diminished operating margins or losses. These costs may be affected by a variety of factors, some of which may be beyond our control.

We face considerable pricing pressures from our customers, particularly from large national, regional or local healthcare organizations and group purchasing organizations. If we are not able to maintain or improve our operating margins due to these pressures or otherwise, our results of operations may be harmed.

We face significant pricing pressures arising from our customers’ desire to decrease their operating costs, from consolidation in the healthcare industry, and from other competitors operating in our targeted markets. Pricing pressure is particularly pronounced when we compete for new customers and when we negotiate for an extension of the term of an agreement with an existing customer. Some of our customers are part of large national, regional or local healthcare organizations that require their affiliates to purchase services from a limited number of preferred vendors or through a group purchasing organization. These trends have increased pricing pressures on our contracts with these customers. Pricing pressures may also be more pronounced during periods of economic uncertainty. Accordingly, improvement, or even maintenance of our operating margins depends on our ability to continually improve our capacity utilization and reduce our operating costs. If we are not able to achieve sufficient improvements in efficiency to adequately compensate for pressures on our pricing, our results of operations will be harmed.

We are primarily self-insured with respect to health insurance and workers’ compensation. If our reserves for health insurance and workers’ compensation claims and other expenses are inadequate, we may incur additional charges if the actual costs of these claims exceed the amounts estimated.

Because of high deductibles on our insurance policies, we are effectively self-insured with respect to this coverage. Employee health claims are self-insured except to the extent of stop-loss coverage on large claims. In our financial statements, we maintain a reserve for health insurance and workers’ compensation claims using actuarial estimates from third-party consultants and historical data for payment patterns, cost trends and other relevant factors. We evaluate the accrual rates for our reserves regularly throughout the year and we have in the past made adjustments as needed. Due to the uncertainties inherent in the actuarial process, the amount reserved may differ from actual claim amounts and we may be required to further adjust our reserves in the future to reflect the actual cost of claims and related expenses. If the actual cost of such claims and related expenses exceeds the amounts estimated, we may be required to record additional charges for these claims and/or additional reserves may be required.

Our business requires significant, periodic capital investment in facilities, machinery and other equipment, however because our future capital needs are uncertain, we may need to raise additional funds in the future, and such funds may not be available on acceptable terms or at all.

Our capital requirements depend on many factors, including:

•	the age and condition of existing facilities and equipment;
•	expenses related to investments in new facilities, equipment and technology;
•	the need to invest in labor saving and energy efficient equipment;
•	the number and timing of acquisitions and other strategic transactions; and
•	the costs associated with our expansion, if any.

We believe that our cash flows from operations, borrowing capacity under our credit facilities and loans will be sufficient to fund our working capital and capital expenditure requirements for the foreseeable future; however, these funds may not be sufficient to fund all of our activities in the future. As a result, we may need to raise additional funds, and such funds may not be available on favorable terms, or at all. If we cannot raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements, which may harm our business, results of operations, and financial condition.

Our operating costs may increase or work stoppages may occur due to the corporate campaign currently being conducted by a union against us.

Approximately two-thirds of our hourly employees, principally at our linen management facilities, are represented by collective bargaining agreements with contracts that have expired in the recent past or will expire over the next four years. In January 2004, UNITE HERE, the labor union that currently represents many of those employees, initiated a corporate campaign against us targeting our non-union facilities. The intent of this campaign is to pressure us to recognize the union as the bargaining representative for our non-union workers, without providing those workers the opportunity to vote, through a secret ballot election supervised by the U.S. National Labor Relations Board, as to whether or not they wish to be represented by UNITE HERE. We believe our employees have the right to a fair process with respect to union representation and have resisted the union’s efforts to unilaterally impose union representation on our non-union workers. In fiscal 2004, we expended in excess of $1.0 million resisting these efforts and anticipate continuing to incur significant expenses in resisting these efforts in the future.

Five collective bargaining agreements have expired, only one of which has an extension in place, and additional collective bargaining agreements are scheduled to expire in fiscal 2005. We believe that we are experiencing and may continue to experience significant delays in renewing these collective bargaining agreements due, in large part, to the corporate campaign undertaken by UNITE HERE against us. As a result, we are at greater risk of work interruptions or stoppages than are our competitors which are either non-union or which are not the target of a similar corporate campaign. Threats of work stoppages have occurred and we expect to receive additional threats in the future. On April 2, 2005, UNITE HERE publicly announced that it plans to orchestrate a work stoppage against us on May 5, 2005. Approximately half of our facilities could theoretically be affected by such actions. Any work interruptions or stoppages may significantly harm our business, results of operations, and financial condition and may have a material impact on our financial results. In addition, a small number of our customers have chosen not to renew contracts with us due to concerns or opinions about the corporate campaign, which resulted in our loss of their business. We may lose additional customers as this campaign continues, which may harm our business and results of operations.

An insurance company with which we have previously done business is in financial distress. If our insurer does not fulfill their obligations, we may experience significant losses.

We sold our pre-1999 workers’ compensation claims exposure to Kemper Insurance Company in fiscal 1999. While several claims have been resolved, there are still a number outstanding at the present time. Many insurance carriers are experiencing unfavorable claims experience and loss of their own reinsurance coverage. As a result, many of these carriers are in substantially weakened financial condition, including Kemper. In the event that Kemper files for protection with the bankruptcy court any outstanding claims previously sold to Kemper, in addition to deposits that have been made to Kemper on claims since fiscal 1999 and amounts in excess of the deductible for claims with Kemper since fiscal 1999 may become our responsibility to the extent not covered by state guaranty associations and may have a detrimental effect on our results. We estimate our exposure to be $1.7 million as of January 29, 2005.

If we fail to maintain an effective system of internal control or discover material weaknesses in our internal control over financial reporting, we may not be able to report our financial results accurately or detect fraud, which may harm our business and the trading price of our stock.

An effective system of internal controls is necessary for us to produce reliable financial reports and is important in our effort to prevent financial fraud. We are required to periodically evaluate the effectiveness of the design and operation of our internal controls. These evaluations may result in the conclusion that enhancements, modifications or changes to our internal controls are necessary or desirable. While we evaluate the effectiveness of our systems of internal control on a regular basis, these systems may require modification from time to time in the future to remain effective. There are inherent limitations on the effectiveness of internal controls including collusion, management override, and breakdowns in human judgment. Because of this, control procedures are designed to reduce rather than eliminate business risks. If we fail to maintain an effective system of internal controls or if we or our independent registered public accounting firm were to discover material weaknesses in our internal controls, we may be unable to produce reliable financial reports or prevent fraud and that may harm our financial condition or results of operations and result in loss of investor confidence or a decline in our stock price.

Our credit facilities require that we meet specified levels of financial performance. In the event we fail either to meet these requirements or have them waived, we may be subject to penalties and we may be forced to seek additional financing.

Our credit facilities contain strict financial covenants. Among other things, these covenants require us to maintain specified ratios of earnings to fixed expenses and debt to earnings, as well as specified minimum net worth levels. Our lenders may not consent to amendments to these covenants on commercially reasonable terms in the future if we required such relief. In the event that we do not comply with the covenants and our lenders do not consent to such non-compliance, we will be in default of our agreement, which may subject us to penalty rates of interest and acceleration of the maturity of the outstanding balances. Accordingly, in the event of a default under our credit facilities, we may be required to seek additional sources of capital to satisfy our liquidity needs. These additional sources of financing may not be available on commercially reasonable terms or at all. Even if they are available, these financings may result in dilution to our existing shareholders.

A significant portion of our revenues is derived from operations in a limited number of markets. Recessions, spikes in costs or natural disasters in these markets may harm our operations.

A significant portion of our revenues is derived from our operations in a limited number of states and regions. Revenues generated from operations in California accounted for approximately 47% of our revenues from continuing operations in fiscal 2004. Any economic weakness in California or our other key markets may harm our business.

Our business uses a significant amount of gasoline, diesel, natural gas, electricity and water. We may not be able to pass along to our customers all of the increased energy costs we may experience in the event of a regional energy crisis which may harm the results of our business. In addition, workers’ compensation costs in California are significantly higher than they are in other states and, as a result, account for a disproportionately large amount of our workers’ compensation expense. In the past, legislation has been introduced into the California state legislature that would have modified the current rules governing workers’ compensation insurance in that state, if it had been enacted. The implementation of this or other similar legislation in California or our other large markets in the future may significantly increase our costs of doing business and harm our results of operations.

Severe weather conditions or other natural disasters in our primary markets, such as earthquakes in California or hurricanes in Florida, may cause significant disruptions to our operations, and result in increased costs and liabilities and decreased revenues, which may harm our business, operating results, financial condition and liquidity. We have, in the past, taken advantage of our clustering strategy to allow our customers to be serviced by our other facilities in the area in the event of service disruptions at a particular plant, but we may not be able to do so in the future if a major disaster struck a number of our facilities within a cluster.

Any increase in the cost of linens and textiles which is not recovered may affect our operating results.

The acquisition cost of linens and other textiles that we rent to customers comprised nearly 19% of our revenues from continuing operations in fiscal 2004. Significant increases in the price of cotton may result in higher linen costs and, consequently, have an adverse effect on our earnings if we are not successful in offsetting such increases, either through cost reduction efforts or adjustment in prices for our services.

We may face risks resulting from purchasing linens and other textiles from international sources.

We purchase most of the linens and other textiles rented to customers from foreign sources, primarily China, either directly from the manufacturer or through distributors. Currently, the Chinese Yuan is pegged to the US dollar but the Chinese government is facing significant international pressure to allow its currency to float against the US dollar. If this were to occur, any revaluation of the US dollar versus the Chinese Yuan may exacerbate increases in the cost of linen purchases and may harm our profit margins and results of operations. In addition, sourcing products from foreign manufacturers presents several risks, including volatility in gross domestic production; credit risk; civil disturbances; economic and governmental instability; changes in regulatory requirements; nationalization and expropriation of private assets; significant fluctuations in interest rates, currency exchange rates and inflation; imposition of additional taxes or other payments by foreign governments or agencies; increases in fuel and other shipping costs; changes in export or import controls and exchange controls and other adverse actions or restrictions imposed by foreign governments. Any of these events may make it significantly more costly or more difficult to obtain the linens we require and may harm our financial condition and results of operation.

We are dependent on the proper functioning and availability of our information systems, many of which we are currently upgrading.

We are dependent on the proper functioning and availability of our information systems including security of data, firewalls and virus protection in operating our business. Our information systems are protected through physical and software safeguards. However, they are still vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. Any interruption, impairment or loss of data integrity or malfunction of these systems may severely hamper our business and may require that we commit significant additional capital and management resources to rectify the problem. Our business interruption insurance may be inadequate to protect us in the event of a catastrophe. Furthermore, we are currently undertaking a substantial upgrade to our information systems. If we experience unforeseen difficulties or delays in connection with this implementation our business and results of operations may be harmed.

We face intense competition in our business. If we fail to compete effectively, we may miss new business opportunities or lose existing clients, and our revenues and profitability may decline.

The market for our linen management services is highly competitive. The principal elements of competition include quality, service, reliability and price. Our competitors range from divisions of large multi-national organizations, namely Sodexho Inc. (a subsidiary of Sodexho Alliance SA) and Crothall Services Group (a subsidiary of Compass Group, PLC), to regional midsize firms. Also, we have many small independently-owned competitors, including individual hospital on-premise laundries and hospital cooperatives. Our competitors Sodexho and Crothall Services Group have significantly more financial resources, larger professional staffs, greater brand recognition and broader service offerings than we do. In addition, there are other large outsource services providers with greater resources than we who do not currently serve the healthcare linens services market but may enter this market in the future. These competitors may devote substantial resources to the development and marketing, including discounting of products and services that compete with those offered by us. Significant price competition may seriously harm our revenue, operating margins and market share.

Our continued success depends on our ability to attract new customers, retain our current customers and renew our existing customer contracts. Our ability to do so generally depends on a variety of factors, including the quality, service, reliability and price, as well as our ability to market our services effectively and differentiate ourselves from our competitors. Approximately 30% of our customer contracts come up for renewal each year. Over the past 3 years, we have averaged a 93% retention rate based on total revenues. We may not be able to renew existing customer contracts at the same or more favorable rates or terms and our current customers may terminate or not renew contracts with us. The failure to renew a significant number of our existing contracts may harm our business and results of operations. In addition, many companies in the healthcare industry are seeking to consolidate their outsourced services with one or two vendors, instead of using multiple vendors. Since we focus primarily on healthcare linen management services, we may lose customers to vendors who provide multiple outsourced services, and our results of operations may be harmed, if this trend continues.

We are subject to numerous federal, state, and local regulatory requirements involving employees, including those covering employment, wage and hour and occupational health and safety issues. Any changes to existing regulations or new laws may result in significant, unanticipated costs.

Our facilities are, and any operations we may acquire in the future will be, subject to various federal, state, and local regulatory requirements, including employment rules; wage and hour laws (including minimum wage, workers’ compensation and unemployment insurance); and occupational health and safety regulations. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. We believe that our facilities are currently in substantial compliance with all applicable regulatory requirements, although future expenditures may be necessary to comply with changes in these laws.

Since the commencement of the UNITE HERE corporate campaign in January 2004, employee complaints have resulted in occupational health and safety inspections by the federal Occupational Safety and Health Administration or the state agency equivalent (OSHA) at approximately half of our laundry facilities. Citations resulting from these inspections have been completely abated or are in the process of being abated. OSHA citations are often accompanied by proposed fines. In many instances, we have successfully contested the citations or paid a considerably reduced amount than the fine OSHA initially imposed. Inspections of two facilities resulted in citations for willful breaches of OSHA regulations, which we contested and are currently in the process of resolving with OSHA. If we are not able to resolve these issues favorably, or if we are cited with additional violations, we may be subject to civil fines or criminal penalties and abatement costs (including possible business interruption costs) to correct the violations cited.

Environmental issues, whether arising from our current operations or from the facilities we have recently acquired, or may in the future acquire, may subject us to significant liability and limit our ability to grow.

Our facilities are subject to various federal, state and local laws and regulations, including the federal Clean Water Act, Clean Air Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and Liability Act and similar state statutes and regulations. In particular, we use and must dispose of wastewater containing detergent and other residues from the laundering of linens and other products through publicly operated treatment works or sewer systems and are subject to volume and chemical discharge limits and penalties and fines for non-compliance. Under environmental laws, as an owner, lessee or operator of our facilities we may be liable for the costs of removal or remediation of hazardous or toxic substances located on or in or emanating from our owned, leased or operated property, as well as related costs of investigation and property damage. Liability may be imposed upon us without regard to whether we knew of or were responsible for the presence of hazardous or toxic substances. Locations which we own, lease or operate or which we may acquire, lease or operate in the future may have been operated in a manner that may not be in compliance with environmental laws and regulations and these future uses or conditions may result in the imposition of liability upon us under such laws or expose us to third party actions such as tort suits. In addition, such regulations may limit our ability to identify suitable sites for new or expanded plants. In connection with our operations, hazardous or toxic substances may migrate from properties on which we operate or which were operated by companies we acquired to other properties. We may be subject to significant liabilities to the extent that human health is damaged or the value of such properties is diminished by such migration. We now operate six new facilities from acquisitions in fiscal 2004 and two new facilities from acquisition during the first quarter of fiscal 2005 and we may face similar or more extensive issues at these facilities or other facilities we may in the future acquire. Although we conduct environmental due diligence on properties which we acquire, lease or operate, including in some cases having Phase I environmental audits conducted, because of the difficulty in detecting some environmental conditions we may not have discovered all environmental conditions on those properties. In addition, some of our properties contain underground storage tanks. Although we have been working to remove these tanks from our properties and are not aware of any material remediations arising from them, the presence of these tanks on our properties may result in environmental liabilities being imposed on us.

We may be exposed to employment-related claims and costs that could harm our business, financial condition, or results of operations.

Our business is labor intensive. As a result, we are subject to a large number of federal and state regulations relating to employment. This creates a risk of potential claims of discrimination and harassment, violations of health and safety and wage and hour laws, criminal activity and other claims. For instance, employees may be exposed to blood-borne or other pathogens or injured by a sharp object inadvertently left in the soiled linens processed at our facilities. Although we have implemented training programs for employees working in the soiled linen sorting areas of our facilities and have provided our employees with protective clothing and hepatitis B vaccinations, there may be potential threats to the health and welfare of our employees during the course of their employment, which may result in workers’ compensation and occupational health and safety claims being made against us.

From time to time, we are subject to audit by various state and governmental authorities to determine our compliance with a variety of occupational health and safety regulations. We have in the past been found and may in the future be found, to have violated some of these regulations or other regulatory requirements applicable to our operations. Specifically, recent OSHA inspections have resulted in citations that we have completely abated or are in the process of abating. We may, from time to time, incur fines and other losses or negative publicity with respect to any such violation. In addition, some or all of these claims may also give rise to civil litigation, which could be time-consuming for our management team and costly and could harm our business. Our insurance coverage may not be sufficient in amount or scope to cover all types of liabilities that we may incur, which may result in significant costs to us. In many instances, we have successfully contested the citations or paid a considerably reduced amount than the fine OSHA initially imposed. Inspections of two facilities resulted in citations for willful breaches of OSHA regulations, which we contested and are currently in the process of resolving with OSHA. If we are not able to resolve these issues favorably, or if we are cited with additional violations, we may be subject to civil fines or criminal penalties and abatement costs (including possible business interruption costs) to correct the violations cited.

If we are not able to hire and retain qualified employees, our ability to service our existing customers and retain new customers will be adversely affected.

Our success is largely dependent on our ability to recruit, hire, train, and retain qualified employees. Our business is labor intensive and, as is typical for our industry, continues to experience relatively high personnel turnover. Increases in our employee turnover rate could increase our recruiting and training costs and decrease our operating efficiency and productivity. Also, the addition of new customers may require us to recruit, hire, and train personnel at accelerated rates. We may not be able to successfully recruit, hire, train, and retain sufficient qualified personnel to adequately staff our existing business or future growth, particularly when we undertake new customer relationships for which we have not previously provided services. In addition, as labor related costs represented approximately 42% of revenues from continuing operations in fiscal 2004, labor shortages or increases in wages (including minimum wages as mandated by federal and state governments, employee benefit costs, employment tax rates, and other labor related expenses) may cause our business, results of operations, and financial condition to suffer. Furthermore, wages may be driven up with additional unionization of our work force. As wage rates, health insurance costs and workers’ compensation costs increase, we may not be able to timely offset these increases with higher prices charged to our customers.

Ineffective management could cause our business, results of operations and financial condition to suffer.

Our continued success in our business is based upon many factors, including but not limited to, the expansion of our customer base, the enhancement of the services we provide to existing customers, aggressive sales and marketing efforts, effective cost containment and capital investment measures, and a strong strategic vision. Proper execution will require effective management at both the corporate and the operating subsidiary levels. Our inability to effectively manage our existing business and our future growth may harm our business, results of operations, and financial condition. Our management teams at the corporate and operating levels are small and any unforeseen crises or loss of one or more of our officers or key employees may place a significant strain on our remaining management team and our employees, operations, operating and financial systems, and other resources.

Two of the locations of our laundry facilities are subject to pending condemnation actions in conjunction with eminent domain situations. If a number of facilities were subject to this type of action, our ability to continue operations could be interrupted.

Our Vallejo, California plant and a portion of our property adjacent to our Edison, New Jersey facility are in the process of condemnation actions by local governing bodies as part of eminent domain actions. We have anticipated the Vallejo situation and expect no interruption of our operations in shifting this business to other facilities. In addition, the area being taken in Edison is not part of our operational space and should not affect production. If, however, future condemnation actions were to occur at one or more of our facilities without sufficient notice, our operations may be affected and we may experience service interruptions to our customers in the market area served by the affected facility or facilities.

If our goodwill and other intangible assets become impaired, we will be required to write down their carrying value and incur a charge against income.

At January 29, 2005, our goodwill and other intangible assets from continuing operations, net of accumulated amortization, was approximately $56.1 million. We acquired all of our goodwill and other intangible assets in our acquisitions. At least once every year and more often as we deem necessary, we review whether these assets have been impaired. If these assets become impaired, we will be required to write down their carrying value to the current fair value of the assets and to incur charges against our income equal to the amount of the writedown. These charges while cash neutral will decrease our reported net income in the period in which we take them and may harm our financial condition and results of operations.

We have contingent liabilities on guarantees of leases for some of our former retail store locations. We also have received an unsecured junior subordinated promissory note from the acquiring company of our retail business.

As a term of the sale of our retail business in July 2004, we agreed to guarantee payments due under leases for 103 of the retail stores operated by our former retail business until the end of the current term of each lease. As of January 29, 2005, we are guarantor on the remaining 96 leases and our maximum aggregate potential liability under these leases is approximately $16.1 million. If we were required to make significant payments under these leases and were unable to recoup them from the buyer of the retail business, our results of operations and financial condition may be harmed. We also received an unsecured junior subordinated promissory note for approximately $4.0 million of the purchase price for our former retail business. The payment of this note is subordinated to the bank indebtedness which the buyer of the retail business incurred in connection with its acquisition of that business. We understand that the buyer has no significant assets other than those purchased from us in the transaction. We are currently carrying this note on our balance sheet at $3.1 million, which is our estimate of the current fair market value of the note.

We may be subject to costly and time-consuming product liability or personal injury actions that would materially harm our business.

One of the services we offer is to provide sterile linen items to our customers. If those items or any of our products such as linen, towels, or patient gowns were cross-contaminated within our facilities we may be exposed to potential product liability risks. We take every precaution to prevent such occurrences through quality control procedures we have developed, but it is possible that contamination may occur through sabotage or human error. We may be held liable if customers or their patients using our products are injured. Product liability insurance is generally expensive, if available at all, and our present insurance coverage may not be adequate. We may not be able to obtain adequate insurance coverage at a reasonable cost in the future.

We deliver our products to our customers via a fleet of delivery trucks that are on the road exposed to the public throughout most of every week. We have in the past experienced claims of injury relating to accidents involving our delivery fleet and we may be subject to such claims in the future. Any such claims may harm our operating results. In addition, we utilize a large deductible for auto insurance and if we have underestimated the aggregate amount of claims, our financial results may be negatively impacted.

Our customer base is concentrated in the healthcare industry and our strategy partially depends on a trend of healthcare providers to outsource non-core services, such as linen management services. If the healthcare industry suffers a downturn or the trend toward outsourcing reverses, our growth may be hindered.

Our current customer base primarily consists of healthcare providers, representing approximately 90% of our revenue from continuing operations in fiscal 2004. Our business and growth strategy is largely dependent on continued demand for our services from healthcare providers and other industries we may target in the future, and on trends in those industries to purchase outsourced services such as linen management. A slowdown or reversal of the trend in the healthcare industry to outsource linen management services may harm our business, results of operations, growth prospects, and financial condition. Government healthcare reimbursement programs, such as Medicare or Medicaid, and third-party healthcare insurers have placed increasing pressure on healthcare providers to control operating costs by changing the basis of the provider’s reimbursement for medical services from actual cost to fixed reimbursement based upon diagnoses. This has, in turn, caused our healthcare customers to pursue aggressive cost containment measures with us and other third-party suppliers of goods and services. This pricing pressure has resulted in recent consolidation in the healthcare industry. This consolidation has decreased, and will continue to decrease, the potential number of customers for our services, thereby providing customers with additional leverage to negotiate lower pricing from us. Any future consolidation in the industry may further increase this leverage and harm our results of operations.

Our business is dependent on the healthcare industry and will decline if the demand for healthcare services declines.

Our business is dependent on the healthcare industry. If the demand for healthcare services declines, demand for our linen services may decline and our business will suffer. Due to medical advances and pressure from governmental healthcare reimbursement programs and private healthcare insurers, the average hospital stay has decreased from 7.5 days in 1980 to 4.9 days in 2002. As these trends continue, demand for our linen management services in the healthcare industry may decline. This decreased demand for our linen management services may harm our business, operating results, and financial condition.

A declining stock market and lower interest rates negatively affect the value of our defined benefit pension assets and the defined benefit pension assets of the union-sponsored multi-employer plans to which we contribute and may harm our financial position.

We have a defined benefit pension plan covering most of our non-union employees. Also, pursuant to obligations imposed by collective bargaining agreements that cover union workers in many of our facilities, we contribute into union-sponsored multi-employer pension plans for the benefit of these employees. At the end of fiscal 2004, notwithstanding improving conditions in the stock market and improved investment returns, because of earlier significant declines in the stock market and low interest rates, the value of the pension assets decreased in these plans, compared to their value at the end of fiscal 2003, and the assets held in these plans may not be sufficient to fund our obligations under these plans. If future returns from the stock market and other investments are insufficient to remedy this shortfall, we may be required to increase our contributions to these pension plans in future years to satisfy this underfunding. Also, specified events such as sales or closings of facilities at which a significant number of employees covered by the plans work may trigger withdrawal liability under the multi-employer plans into which we contribute, which may also require us to make substantial additional payments into the plan.

While we have paid dividends regularly in the past, we may not be able to continue to pay dividends at the same level or at all in the future. If we fail to pay quarterly dividends to our common stockholders, the market price of our shares of common stock may decline.

Our ability to pay quarterly dividends is at the discretion of our board of directors and the declaration of future dividends will depend on, among other things, availability of funds, future earnings, capital requirements, contractual restrictions, financial condition and general business conditions. Although we have regularly paid quarterly dividends on our common stock, we may not be able to pay dividends on a regular quarterly basis or, if we are able to pay dividends, that we will be able to pay them at the same level in the future. Furthermore, any new shares of common stock that we may issue will substantially increase the cash required to continue to pay cash dividends at current levels. Any reduction or discontinuation of quarterly dividends may cause the market price of our shares of common stock to decline significantly. In addition, in the event our payment of quarterly dividends is reduced or discontinued, our failure or inability to resume paying dividends at historical levels may result in a persistently low market valuation of our shares of common stock.

Available Information

We make available free of charge on or through our web site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Our web site is www.angelica.com.

In addition, we have adopted a Code of Conduct and Ethics that applies to our senior executive and financial officers pursuant to Section 406 of the Sarbanes-Oxley Act of 2002. This code, as well as charters relating to our Audit Committee, Compensation and Organization Committee and Corporate Governance and Nominating Committee, are available free of charge on or through our web site. In the event of any amendments to, or waivers from, provisions of the Code of Conduct and Ethics, we will satisfy its disclosure requirement under the Securities and Exchange Act of 1934, as amended, by posting the amendments or waivers on our web site in lieu of filing a report of such events on Form 8-K.

Item 2. Properties

A list of our principal facilities as of March 31, 2005 follows. No individual property, owned or leased, is of material significance to our operations or total assets. In our opinion, all such facilities are maintained in good condition and are adequate and suitable for the purposes for which they are used. All properties are owned unless otherwise indicated.

Laundries

Antioch, CA	Holly Hill, FL	Sacramento, CA (leased)
Ballston Spa, NY	Houston, TX	San Diego, CA
Batavia, NY	Long Beach, CA	San Fernando, CA
Chicago, IL	Lorain, OH	Somerville, MA (leased)
Colton, CA	Los Angeles, CA	St. Louis, MO
Columbia, SC	Ooltewah, TN	Stockton, CA
Dallas, TX	Orange, CA	Tampa, FL
Dallas, TX (leased)	Pawtucket, RI	Turlock, CA (leased)
Durham, NC	Phoenix, AZ	Vallejo, CA (subleased)
Edison, NJ	Pomona, CA	Wichita Falls, TX
Fresno, CA	Rio Vista, CA	Worcester, MA (leased)
Hempstead, NY (leased)	Rockmart, GA

Our leased laundry facility in Vallejo, California is owned by the City of Vallejo. We have been informed that the site will be taken by way of an eminent domain proceeding. As a result, we will be required to vacate the premises no later than September 1, 2005. We expect to transfer our business that is currently being conducted at our Vallejo facility to a number of our other plants in the area. We anticipate that the City will compensate us for the reasonable cost of relocating our Vallejo business operations into our surrounding plants.

We also occupy one of our two Dallas, Texas facilities pursuant to a lease agreement that will expire in September 2005. We are evaluating alternative sites to which operations can be moved. We do not anticipate a material impact to our business should relocation become necessary.

As of March 31, 2005, our operations were located in 15 states, and consisted of 35 laundry plants, owned and leased, plus warehouse facilities and depots. Our laundry facilities are generally not fully utilized, although most of them operate on a multi-shift basis. While we have facilities that are operating at full capacity, we estimate that, assuming the availability of labor, output of several of our facilities could be increased by 20% or more with existing equipment by adding or extending shifts, and by an estimated additional 25% (for a total of 45%) with the installation of additional equipment.

Item 3. Legal Proceedings

We are not a party, and none of our property, is subject to any material pending legal proceeding other than ordinary routine litigation incidental to the business. Management believes that liabilities, if any, resulting from pending routine litigation in the ordinary course of our business should not materially affect our financial condition or results of operations.

We are currently engaged in defending ourself against a multi-faceted corporate campaign. In January 2004, UNITE HERE, the union that represents production employees at 23 of our 35 facilities, announced the campaign with the stated purpose of attempting to force us to recognize UNITE HERE as the bargaining representative for production employees at our nonunion facilities. We refuse to deprive our employees at those locations of their right to choose for themselves whether they want to be represented by a union.

Tactics of the campaign include maligning us to all of our constituents and filing multiple charges or complaints with the National Labor Relations Board (NLRB) and federal and state occupational safety and health agencies, respectively. To date, UNITE HERE has filed over 70 unfair labor practice charges (ULPs) with the NLRB against us. Approximately half of these ULPs were subsequently dismissed by the NLRB, withdrawn by UNITE HERE, or settled without an admission of liability by us. Three of the ULPs contain factual questions resulting in the NLRB issuing complaints so that the allegations may be more fully considered at a hearing. Hearings are scheduled for later this year.

Item 4. Submission of Matters to Vote of Security Holders

No matters were submitted to a vote of shareholders during the fourth quarter of our 2004 fiscal year.

Item 4A. Executive Officers of the Registrant

Name	Present Position (1)(2)	Year First Elected as an Officer		Age
Stephen M. O’Hara(3)	President and Chief Executive Officer	2003		50
Paul R. Anderegg(4)	Vice President; President, Textile Services	2001		54
Steven L. Frey	Vice President, General Counsel and Secretary	1999		55
Richard M. Fiorillo(5)	Vice President Finance & Chief Financial Officer, Textile Services; Chief Accounting Officer	2004	*	45
James W. Shaffer(6)	Vice President and Chief Financial Officer	1999		52

(1)	The principal occupations of the officers throughout the past five years are set forth below.

(2)	All officers serve at the pleasure of the Board of Directors.

(3)
Stephen M. O’Hara joined us as President and Chief Executive Officer on September 15, 2003. He has served on our Board of Directors since 2000. Mr. O’Hara was Chairman and Chief Executive Officer of Rawlings Sporting Goods Company, Inc., a seller of athletic equipment and uniforms, from November 1998 to Rawlings’ sale in March 2003. Mr. O’Hara continued as Chief Executive Officer of Rawlings after its sale from March 2003 to September 2003.

(4)
Paul R. Anderegg has been our Vice President and President of the Textile Services business operations since February 1, 2001. Prior to that time, he served in the following capacities with The TruGreen Companies, a residential and commercial landscape and lawn care business: Vice President, Sales & Marketing from July 2000 to February 2001; President/Chief Operating Officer of TruGreen Landcare from July 1999 to July 2000.

(5)
Richard M. Fiorillo was appointed our Chief Accounting Officer on October 19, 2004. He has served as Vice President Finance and Chief Financial Officer of our Textile Services business operations since his initial employment by us on June 1, 2001. Prior to that time, he was self-employed as a financial consultant from September 1997 to May 2001.

(6)
James W. Shaffer, our Vice President and Chief Financial Officer, served as Vice President and Treasurer from September 1999 to February 29, 2004, at which time he was appointed Chief Financial Officer, and as Vice President, Treasurer and Chief Financial Officer until March 1, 2005, when he relinquished his title as Treasurer.

*	While Mr. Fiorillo is not a Board-appointed officer of the Company, he was designated an “executive officer” when he was appointed Chief Accounting Officer.

None of our executive officers are related to any of our other directors or other executive officers.

There are no arrangements or understandings between any executive officer of the Company or any other person pursuant to which such officer was selected.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock trades on the New York Stock Exchange under the symbol “AGL.” The following table sets forth the high and low sale prices of our common stock and the dividends per share paid during each of the quarterly periods in the two-year period ended January 29, 2005.

	Year Ended January 29, 2005			Year Ended January 31, 2004
	High	Low	Dividend	High	Low	Dividend
First quarter	$24.69	$21.30	$0.11	$20.73	$14.91	$0.10
Second quarter	25.64	21.10	0.11	18.79	15.00	0.10
Third quarter	25.78	23.00	0.11	21.10	17.88	0.10
Fourth quarter	29.89	23.49	0.11	23.34	19.30	0.11

There were 1,091 shareholders of record as of March 31, 2005. Our Board of Directors regularly reviews our dividend policy. Dividends to be paid in the future are dependent on our earnings, financial condition and other factors.

Item 6. Selected Financial Data (Unaudited)

The following selected financial data are derived from our audited consolidated financial statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes thereto included elsewhere in the Form 10-K.

FINANCIAL SUMMARY - 6 YEARS (UNAUDITED)
Angelica Corporation and Subsidiaries

For Years Ended (Dollars in thousands, except per share amounts)	January 29, 2005	January 31, 2004	January 25, 2003	January 26, 2002	January 27, 2001	January 29, 2000
OPERATIONS
Textile service revenues	$316,074	$291,499	$271,250	$259,078	$242,623	$244,891
Gross profit	48,936	54,238	52,392	46,094	39,581	37,582
Operating expenses and other, net, excluding interest expense	(35,029)	(38,234)	(37,211)	(31,914)	(29,403)	(29,033)
Interest expense	(1,356)	(714)	(2,780)	(7,364)	(8,065)	(8,593)
Loss on early extinguishment of debt	—	—	(6,783)	—	—	—
Income (loss) from continuing operations before income taxes	12,551	15,290	5,618	6,816	2,113	(44)
Provision for income taxes	(2,179)	(4,261)	(848)	(613)	(697)	16
Income (loss) from continuing operations	10,372	11,029	4,770	6,203	1,416	(28)
(Loss) income from operations of discontinued segment, net of tax	(993)	(1,826)	1,827	(4,914)	5,170	5,302
Loss on disposal of discontinued segment, net of tax	(3,018)	—	(6,662)	(23,998)	—	—
Net income (loss)	$6,361	$9,203	$(65)	$(22,709)	$6,586	$5,274
PER SHARE DATA
Diluted income from continuing operations	$1.14	$1.23	$.54	$.72	$.16	$—
Diluted (loss) income from discontinued operations	(.44)	(.20)	(.55)	(3.34)	.60	.61
Diluted net income (loss)	.70	1.03	(.01)	(2.62)	.76	.61
Cash dividends paid	.44	.41	.34	.32	.48	.96
Common shareholders’ equity	$16.69	$16.51	$16.00	$16.44	$19.24	$18.84
RATIOS AND PERCENTAGES
Current ratio (current assets to current liabilities)	1.7 to 1	1.9 to 1	2.1 to 1	1.4 to 1	2.5 to 1	3.9 to 1
Total debt to total debt and equity	31.1%	11.8%	13.0%	33.9%	35.1%	35.8%
Gross profit margin	15.5%	18.6%	19.3%	17.8%	16.3%	15.3%
Effective tax rate (continuing operations)	17.4%	27.9%	15.1%	9.0%	33.0%	37.0%
Net income margin from continuing operations	3.3%	3.8%	1.8%	2.4%	0.6%	0%
Return on average shareholders’ equity	4.3%	6.4%	(0)%	(14.9)%	4.0%	3.2%
Return on average total assets	2.4%	4.0%	(0)%	(7.3)%	2.0%	1.6%
OTHER SELECTED DATA
Working capital	$37,711	$45,687	$59,833	$46,960	$124,449	$141,122
Additions to property and equipment, net	15,314	22,852	12,135	10,179	7,004	4,595
Depreciation and amortization	13,752	11,098	10,772	10,388	10,469	11,285
Cash flow from operating activities of continuing operations	17,762	23,815	18,931	10,370	23,768	6,289
Long-term debt, including current maturities	68,230	19,545	20,811	72,414	88,804	90,942
Total assets	$288,953	$235,781	$228,284	$290,865	$330,255	$319,595
Average number of shares of common stock outstanding	9,124,537	8,957,996	8,822,785	8,663,586	8,681,417	8,686,146
Approximate number of associates	6,100	5,700	5,400	7,100	7,600	8,100

Results of operations for prior years may differ from amounts previously reported due to restatement of segment results as discontinued operations.

This information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Angelica is a leading provider of outsourced linen management services to the healthcare industry in the United States. We offer comprehensive linen management services to the U.S. healthcare industry, including hospitals, long-term care facilities, surgery centers, medical clinics, dental offices, and other medical providers. Among the items that we clean and provide, on either a rental or customer-owned basis, are bed linens, towels, gowns, scrubs, surgical linens and surgical packs, as well as mops, mats and other dust control products. To a more limited extent, we also provide linen management services to customers in the hospitality business. Currently, we operate 35 laundry facilities and serve customers in 24 states.

We were founded in 1878 and subsequently expanded into three operating divisions: uniform manufacturing; uniform retail; and linen management services. In fiscal 2002, we sold our uniform manufacturing business. In fiscal 2004, we sold our uniform retail business and decided to focus our remaining linen management services business on the healthcare industry. In fiscal 2004, healthcare linen services represented approximately 90% of our revenues, with 10% of revenues from other linen service markets. We expect healthcare linen management services to increase as a percentage of total revenues. Except as otherwise noted, the following discussion relates only to our continuing linen management operations and excludes our previously discontinued operations.

Although our fiscal year has not changed, we changed the terminology describing our fiscal year in February 2004. We now, and retroactively, refer to the fiscal year by the calendar year in which the first 11 months of the fiscal year fall. Fiscal year 2004 started on February 1, 2004 and ended on January 29, 2005, fiscal year 2003 started on January 26, 2003 and ended on January 31, 2004, and fiscal year 2002 started on January 27, 2002 and ended on January 25, 2003.

Our fiscal year ends on the last Saturday in January and the fiscal year usually contains 52 weeks, but occasionally contains 53 weeks. Fiscal 2004 contained 52 weeks with a 13-week fourth quarter. Fiscal 2003 had 53 weeks, with its fourth quarter being comprised of 14 weeks.

Revenues are recognized when the clean linens are delivered to the customer. Our textile service revenue has grown from $242.6 million in fiscal 2000 to $316.1 million in fiscal 2004, or 30.3% over the four-year period. Most of our growth has been achieved organically by developing existing customers and adding new customers although we began adding to this growth with acquisitions in fiscal 2003. Going forward, we expect to grow by virtue of acquisition of regional and local competitors and to supplement this with approximately 5% annual organic growth.

Our acquisition program is focused on healthcare laundry services currently owned either by hospitals or competitors. Since we seek to concentrate our plants in clusters enabling us to better service our customers and providing us with economies of scale, we primarily look for opportunities within or around our existing markets. Although we may expand geographically via acquisition, this will most likely be on the fringes of existing service areas. For example, since beginning this strategy eighteen months ago, we have completed ten acquisitions; eight of which have been in existing markets with the remaining two being adjacent to existing markets. We expect these acquisitions to significantly add to our existing revenues and earnings. In evaluating acquisition opportunities, we consider strategic value, projected EBITDA, impact on earnings per share, return on net assets and internal rate of return. The ten acquisitions over the last eighteen months are shown in the chart below. In aggregate, we paid $126 million for these ten acquisitions. All acquisitions were financed from available credit facilities and cash flow from operations.

The following depicts the acquisitions we have completed during the past 18 months.

Date Acquired	Company	Description of Acquisition	Goodwill & Other Intangibles Recorded
March 2005	Royal Institutional Services, Inc. and its affiliate, The Surgi-Pack Corporation	Purchased the stock of the companies and accompanying healthcare linen services business in Somerville and Worcester, MA	TBD(1)
January 2005	National Service Industries d/b/a National Linen Services	Purchased laundry facilities and linen services business in Dallas and Wichita Falls, TX	$9.0M
January 2005	Tartan Textile Services	Purchased healthcare linen services business and assumed lease for laundry facility in Hempstead, NY	$25.8M
December 2004	United Linen Services d/b/a Golden States Services	Purchased healthcare linen services business and assumed leases for laundry facilities in Sacramento and Turlock, CA	$8.4M
May 2004	Tartan Textile Services	Purchased healthcare linen services contracts from Tartan’s Portland, ME laundry facility	$0.3M
April 2004	Duke University Health System	Purchased laundry in Durham, NC and signed a long-term supply agreement with Duke healthcare facilities	$0.1M
April 2004	2 On-premise laundries	Purchased inventory and equipment and assumed healthcare linen services contracts at two on-premise laundries located at hospitals in TX and GA	$0.1M
December 2003	National Service Industries	Purchased laundry facility and healthcare linen services business in Safety Harbor, FL	$7.1M
November 2003	Tenney Laundry Services	Purchased healthcare linen service contracts and selected assets in Batavia, NY	$1.5M
(1)	This acquisition was completed on March 21, 2005 and as such, we are in the process of completing the purchase price allocation analysis.

During fiscal 2004, we recorded $21.7 million in goodwill acquired in transactions completed during fiscal 2004 versus $6.1 million acquired in fiscal 2003. We expect this amount will increase over time as a result of our recent acquisitions of Royal Institutional Services, Inc., and its affiliate, The Surgi-Pack Corporation, and any subsequent acquisition we make as part of our acquisition strategy. Annual goodwill impairment testing is performed at the end of the third quarter of each fiscal year using a fair-value based analysis.

Costs of textile services are recognized and recorded as incurred. Over the last five years, our cost of textile services has gone from 83.7% in fiscal 2000 to 84.5% in fiscal 2004 as a percent of revenue. During this period, however, costs of textile services have ranged from a low of 80.7% in fiscal 2002 to 84.5% of revenues in fiscal 2004, primarily due to the volatility of energy costs. The major components of our cost of textile services are:

•	Direct and indirect production labor and fringe benefit costs, which represented 33.4% of revenues in fiscal 2004 and 32.1% in fiscal 2003.
•	Linen depreciation, which represented 18.7% of revenues in fiscal 2004, versus 18.8% of revenues in fiscal 2003.
•
Delivery expenses, which represented 13.3% of revenues in fiscal 2004 versus 13.2% in fiscal 2003. This includes delivery fuel expense which was 1.6% of revenues in fiscal 2004 compared with 1.4% in fiscal 2003; and

•	Utilities, which represented 8.5% of revenues in fiscal 2004 versus 7.4% in fiscal 2003. This includes natural gas which was 4.3% of revenues in fiscal 2004 and 3.5% in fiscal 2003.

Over the next three years, we plan to reduce costs of textile services by improving linen and natural gas procurement, testing and implementing new delivery planning and routing, and making capital investment in our facilities to increase labor productivity and reduce energy utilization. We also intend to expand our clustering strategy of having a number of facilities in a local market, which we believe creates opportunities to improve operating efficiencies in many cost areas, including distribution, as well as to enhance the level of service we can provide to our customers. We have begun testing route maximization software and other technologies to minimize inefficient delivery routes. In addition, we have instituted a standardization process for purchasing linens and changed our energy hedging policy to an operational model from an economic model allowing us to take advantage of longer term buying opportunities for natural gas in the future. Finally, we are planning to invest approximately $25 million per year during the next three years for capital improvements, the vast majority of which will be invested in our plants in order to improve productivity and decrease energy usage.

Gross profit is the difference between revenues and cost of textile services, and gross margin is the relationship of cost of textile services expressed as a percentage of revenues. Over the past four years, our gross profit has grown from $39.6 million in fiscal 2000 to $48.9 million in fiscal 2004. During this period, gross margin has ranged from 19.3% to 15.5% of revenues. Our goal of reaching a 20% gross margin in three years will be impacted by a number of factors, including our ability to obtain price increases equal to the inflationary pressures we experience. While our customer contracts often have inflation pricing escalator clauses based on various Consumer Price Indexes, or CPI, the aggregate annual price increases are usually capped and the costs listed above affect us to a greater degree than the CPI as they comprise a much larger part of our cost structure. In addition, mounting pressure on our healthcare customers to contain costs has somewhat curtailed our ability to negotiate price increases in line with inflation. We cannot predict the degree to which we will be affected by future energy availability or costs, but we believe our energy hedging policy will allow us to take advantage of any pricing opportunities in the energy market in the future.

Selling, general and administrative, or SG&A, expenses include all other operating expenses not included in cost of textile services, including those related to sales and marketing, human resources, accounting, information systems, and other administrative functions not allocable to individual customers. These expenses are expensed as incurred. With the sale of our manufacturing business in fiscal 2002 and retail business in fiscal 2004, we have streamlined our corporate offices from 50 people at the end of fiscal 2003 to 15 people at the end of fiscal 2004. In fiscal 2004, SG&A was $38.4 million, representing 12.1% of revenues compared with $40.0 million, or 13.7% of revenues in fiscal 2003. Of the fiscal 2004 SG&A, $21.2 million was attributable to our 33 plants and $17.2 million was attributable to our Atlanta and St. Louis corporate offices. We expect SG&A to continue to decline as a percent of revenue as we continue to grow our business organically and through acquisition and the fixed components of these costs are spread over a larger revenue base. Our information systems upgrade which will continue through 2006 could increase SG&A in absolute dollars, but during this period should not have any substantial impact on SG&A as a percent of revenue.

Other operating income or expense includes amortization of intangibles such as non-compete agreements and customer contracts acquired, offset by any non-recurring gains or losses. This may vary significantly year to year due to acquisitions and divestitures of assets. In fiscal 2004, the sale of our Daytona Beach, Florida hospitality accounts generated $1.4 million of income and we recorded an additional $0.5 million as a gain on an insurance settlement that more than offset the $1.0 million of intangible amortization. Going forward, we may opportunistically dispose of non-healthcare assets which no longer fit in our strategic plans, and we expect to incur significantly more amortization expense reflecting our acquisition program.

Interest expense is recorded as incurred and includes amortization of any loan fees over the life of the loan. The sale of our manufacturing business in fiscal 2002 dramatically reduced our overall debt levels since proceeds from the sale were used to pay off existing debt. In fiscal 2004, interest expense was $1.4 million. Going forward, we expect interest expense to rise significantly as we have used debt to finance our acquisitions.

Non-operating income is recognized as realized and reflects sales of non-operating properties, life insurance proceeds, interest on the $4.0 million note received by us from the buyer as part of the consideration from the sale of the retail business and other non-operating items. For fiscal 2004, non-operating income included the sale of real estate owned by us in Miami, Florida, death benefits received on company-owned life insurance policies and securities received in a bankruptcy settlement of a receivable from a former business unit.

Our tax rate reflects statutory tax rates reduced by federal and state tax credits and non-taxable income including the cash value gains on life insurance policies held. In addition, when there might be an alternative tax interpretation other than the one we used, we recognize this possibility via tax reserves. In fiscal 2004, following the completion of audits in the United States and Canada, we recognized a $0.8 million reversal of these reserves. In addition, cash taxes paid may differ significantly from recorded expense due to net operating loss (NOL) carryforwards and changes in deferred tax items. In fiscal 2004 we recorded a federal NOL of $18.2 million primarily attributable to the sale of our retail division. In addition, we have various other state tax NOLs and state and federal tax credits. Since we believe all deferred tax items will be realized, we have not recorded any valuation allowances. We do not anticipate recording net operating losses regularly in the future.

CRITICAL ACCOUNTING POLICIES AND JUDGMENTS

In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. We evaluate our estimates and judgments on a continuing basis, including those related to self-insurance liabilities, stock-based compensation, bad debts, linens in service, property and equipment, impairment of long-lived assets, income taxes, discontinued operations, contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that management believes to be reasonable under the circumstances. We discuss below the more significant accounting policies, estimates and related assumptions used in the preparation of our consolidated financial statements. By their nature, these estimates and assumptions are subject to an inherent degree of uncertainty. Actual results may differ from these estimates and assumptions.

Our significant accounting policies are more fully described in Note 1 to the consolidated financial statements. Certain of these policies as discussed below require the application of significant judgment by management in selecting appropriate assumptions for calculating amounts to record in the consolidated financial statements.

Linens in Service

Linens in service represent the unamortized cost of textile and linen products purchased for service to customers. Linens in service are amortized on a straight-line basis over their expected useful lives of one to two years. Specific physical identification and inventory of linens in service is impractical in our business due to the fact that the inventory is circulating between our facilities and our customers’ facilities; however, industry data available supports the reasonableness of these expected useful lives. Furthermore, the consistent application of these lives has produced historical levels of linens in service that are comparable as a percent of textile service rental revenues. Management believes the expected useful lives are appropriate for the valuation of linens in service.

Self-Insurance Liabilities

We self-insure liabilities for non-union employee medical coverage and liabilities for casualty insurance claims, including workers’ compensation, general liability and vehicle liability, up to certain levels. We purchase insurance coverage for large claims over the self-insured retention levels. In fiscal 1999, we sold all casualty claims occurring prior to February 1, 1999 to an insurance company. We maintain the liability for casualty claims that have occurred since February 1, 1999 and these amounts are set forth on our consolidated balance sheet as of January 29, 2005. Self-insurance liabilities are estimated using actuarial methods and historical data for payment patterns, cost trends and other relevant factors. While we believe that the estimated liabilities recorded for casualty and employee medical claims as of January 29, 2005 are adequate, and that appropriate judgment has been applied in determining the estimates, such estimated liabilities could differ materially from actual liabilities resulting from the ultimate disposition of the claims.

Income Taxes

We recognize deferred income tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of the assets and liabilities. Balances in the deferred income tax accounts are regularly reviewed for adequacy and recoverability by analyzing the expected income necessary to realize the deferred assets, the anticipated tax rates applicable when the deferred items are expected to be recognized and the ability to utilize carryforward items. At January 29, 2005, we reported an aggregate of $18,194,000 in federal net operating loss carryforward and various state net operating loss and tax credit carryforwards. We do not provide for deferred tax liabilities related to the cash surrender value of our company-owned life insurance policies under the assumption that these policies will be held by us until death of the insured.

Despite our belief that our tax return positions are consistent with applicable tax laws, we believe certain positions could be challenged by tax authorities. Settlement of any challenge can result in no change, a complete disallowance or a partial adjustment. Significant judgment is required in the evaluation of our reserves. Our reserves are regularly reviewed for adequacy and adjusted based on changing circumstances and the progress of tax audits. In fiscal 2004 we recognized a $0.8 million adjustment in these reserves which resulted in a reduction in our tax expense. We believe that adequate provisions for income taxes have been made for all periods presented, and all net deferred tax assets will be fully recovered.

Stock-Based Compensation

We currently apply APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for our stock-based compensation plans. Accordingly, no compensation expense has been recognized for the issuance of stock options to employees and directors. Under SFAS No. 123, “Accounting for Stock-Based Compensation,” companies are encouraged but not required to adopt a fair-value based method to recognize compensation expense of equity instruments awarded to employees.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which revises SFAS No. 123 and supersedes APB No. 25. Upon adoption of SFAS No. 123R, beginning in the third quarter of fiscal 2005, we will be required to recognize compensation expense in the consolidated financial statements for the fair value of stock option awards on the grant date over the required service or vesting period. The impact of adoption of SFAS No. 123R on our net income in future periods will include the remaining amortization of the fair value of existing unamortized stock options in the amount of $186,000, $253,000 and $55,000 in fiscal years 2005, 2006 and 2007, respectively. Any new grants of stock options will increase the amount of amortization expense by the fair value of the newly granted options on the date of grant and this amount will be amortized over the vesting period of these new options.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, we consider the possible impairment of our long-lived assets, excluding goodwill, whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Indications of possible impairment include, but are not limited to, operating or cash flow losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. To determine the potential impairment of long-lived assets, we are required to make estimates of the projected future cash flows associated with the use of the assets, as well as their fair values. We believe that the carrying values of our long-lived assets as of January 29, 2005 are fully recoverable.

Under SFAS No. 42, “Goodwill and Other Intangible Assets”, goodwill recorded as of June 30, 2001 was no longer amortized effective in fiscal 2002. Instead, goodwill is tested for impairment using a fair-value based analysis at least annually as of the end of the third quarter.

Discontinued Operations

During the first quarter of fiscal 2004, we announced our decision to exit and discontinue our retail business segment and actively market the segment for sale. We completed the sale of our retail business to Healthcare Uniform Company, Inc., an affiliate of Sun Capital Partners, Inc., at the end of the second quarter. The segment’s financial position, cash flows and results of operations are shown as discontinued operations for all periods presented in this report. Our continuing operations reflect the results of our remaining Textile Services healthcare laundry and linen management business.

RECENT DEVELOPMENTS

During March 2005, we completed the acquisition of all of the capital stock and warrants of Royal Institutional Services and, its affiliate, The Surgi-Pack Corporation for cash consideration. In connection with this transaction a portion of the purchase price was paid into an escrow account as of the closing of the transaction pending the resolution of certain contingencies set forth in the stock purchase agreement. These contingencies include the attainment of an agreed-upon level of performance of certain newly installed equipment, the renewal or assignment of specified customer contracts and the compliance of specified individuals with an agreement not to compete with the acquired business in its current market area for a period of time after the closing. Our consolidated balance sheet will include the financial condition of Royal Institutional and Surgi-Pack as of the end of the first quarter of fiscal 2005 and our income statement and statement of cash flows for the first quarter of fiscal 2005 will include the results of operations of Royal Institutional and Surgi-Pack from March 21, 2005, the date of the acquisition.

RESULTS OF CONTINUING OPERATIONS

	Fiscal Year Ended (dollars in thousands)
	January 29, 2005		January 31, 2004		January 25, 2003
Revenue	$316,074	100.0%	$291,499	100.0%	$271,250	100.0%
Cost of services	267,138	84.5%	237,261	81.4%	218,858	80.7%
Gross profit	48,936	15.5%	54,238	18.6%	52,392	19.3%
Selling, general and administrative expense	38,366	12.1%	39,955	13.7%	37,862	14.0%
Other operating income (expense)	678	0.2%	(523)	(0.2)%	149	0.1%
Income from operations	11,248	3.6%	13,760	4.7%	14,679	5.4%
Interest expense	1,356	0.4%	714	0.3%	2,780	1.0%
Non-operating income	2,659	0.8%	2,244	0.8%	502	0.2%
Loss on early extinguishment of debt	—	0.0%	—	0.0%	6,783	2.5%
Income before income taxes	12,551	4.0%	15,290	5.2%	5,618	2.1%
Income taxes	2,179	0.7%	4,261	1.4%	848	0.3%
Net income	$10,372	3.3%	$11,029	3.8%	$4,770	1.8%

ANALYSIS OF FISCAL 2004 CONTINUING OPERATIONS COMPARED TO 2003

Textile service revenues of $316.1 million in fiscal 2004 increased $24.6 million, or 8.4%, from fiscal 2003. Acquisitions during fiscal 2004 contributed $9.4 million of the revenue increase, offset in part by the loss of $3.5 million of revenues due to the sale of non-healthcare customer accounts from our Daytona Beach, Florida facility in the second quarter of fiscal 2004. Fiscal 2004 benefited from a full year of revenue from acquisitions completed in fiscal 2003, which accounted for another $14.1 million of the revenue increase in fiscal 2004. After adjusting fiscal 2003 revenues downward by approximately $5.5 million for the extra week in the 2003 fiscal year, organic growth in revenue was $10.1 million, or 3.5 percent, due to an average 2.4% price increase, plus a 1.1% volume increase. Consistent with our strategic plan to concentrate marketing and acquisition efforts on customers in the healthcare industry, healthcare revenues increased 11.9% in fiscal 2004 to $283.7 million. Non-healthcare revenues decreased 14.7% from fiscal 2003, primarily due to the sale of the non-healthcare accounts in Daytona Beach. As an integral part of our long-term strategy, we anticipate a continued decline in non-healthcare revenues as a percent of total revenues in future periods.

Cost of textile services of $267.1 million in fiscal 2004 increased $29.9 million or 12.6% from fiscal 2003. After adjusting for the increase in volume, utilities increased $3.4 million in fiscal 2004 due primarily to higher natural gas costs, and delivery fuel increased by $0.6 million compared with fiscal 2003. Direct labor expense increased $1.8 million due to higher wage rates, and production fringe benefit cost, including workers’ compensation, increased $1.7 million year over year. Competitive pressures in the marketplace limited our ability to offset these cost increases through higher customer pricing, as average prices on contract renewals declined slightly year to year. In addition, annual CPI price increases on many existing contracts were not reflective of our underlying cost increases since the CPI indexes used in those contracts do not weight utilities costs and workers’ compensation and healthcare insurance expense in the same manner as these items are weighted in our actual cost of services. Due to the aforementioned factors, gross margin declined to 15.5% in fiscal 2004 from 18.6% in fiscal 2003.

Selling, general and administrative expenses of $38.4 million decreased $1.6 million or 4.0% in fiscal 2004 to 12.1% of revenues from 13.7% in fiscal 2003. Reductions in these expenses were primarily comprised of $3.4 million, or 42.5% of fiscal 2003 expenses, due to the downsizing of the corporate office and staff and $0.5 million, or 37.9% of fiscal 2003 expenses, due to lower bonus amounts accrued. Bad debt expenses were negligible in fiscal 2004. These reductions were somewhat offset by $1.0 million of additional professional fees incurred in connection with our response to a corporate campaign by union activists who sought to disrupt our business operations in order to pressure us into recognizing the union in our non-unionized facilities.

Other operating income of $0.7 million in fiscal 2004 benefited from the net gain of $1.4 million on the sale of the Daytona Beach non-healthcare accounts and a gain of $0.5 million on the settlement of a property insurance claim. Offsetting these fiscal 2004 operating income gains was increased amortization expense of $0.4 million in fiscal 2004, reflecting the impact of intangible assets acquired in fiscal 2003 and, to a lesser extent, in fiscal 2004. We reported other operating expense in fiscal 2003 of $0.5 million reflecting amortization of intangible assets of $0.6 million and miscellaneous income of $0.1 million. We expect a more significant increase in amortization expense in fiscal 2005 due to the full-year impact of amortization of intangible assets acquired in the fourth quarter of fiscal 2004 and the 10-month impact of amortization of intangible assets acquired in the Royal transaction in March 2005.

Interest expense in fiscal 2004 was $1.4 million, an increase of $0.6 million or 89.9% over the $0.7 million of interest expense incurred in fiscal 2003. The increase in interest expense reflects the increase in indebtedness due to the acquisitions closed in the fourth quarter of fiscal 2003 and in fiscal 2004. At January 29, 2005, we had $67.4 million in total debt outstanding under a revolving loan agreement with a bank credit facility. On March 21, 2005, we borrowed the entire amount of the $50.0 million term loan included in the facility. The proceeds of the term loan were used to fund the acquisition of Royal Institutional Services and Surgi-Pack and reduce the amount outstanding on the revolving loan agreement.

Of the amount of debt outstanding on January 29, 2005, $10.0 million bore interest at a fixed rate of 3.58% pursuant to an interest rate swap agreement plus the margin under the credit facility. The LIBOR margin as of January 29, 2005, was 1.5% under the credit facility. The remaining debt of $57.4 million bore interest at 5.25%, the Prime Rate as of January 29, 2005. On February 3, 2005, we entered into LIBOR contracts for $30.0 million and $25.0 million which currently bear interest at 2.87% plus the margin and 2.75% plus the margin, respectively. On April 5, 2005 we entered into a LIBOR contract on the $50.0 million outstanding under the term loan which bears interest at the rate of 2.87% plus the margin. We anticipate that interest expense will increase in fiscal 2005 with the full year of interest paid on the debt incurred in connection with the fourth quarter fiscal 2004 acquisitions and the first quarter fiscal 2005 acquisition of Royal Institutional Services and Surgi-Pack as well as the general upward trend in interest rates.

In fiscal 2004, we recorded non-operating income of $2.7 million due primarily to gains of $1.5 million from the sale of real estate we owned in Miami, Florida from a facility that was closed in fiscal 2000, $0.6 million from death benefits on company-owned life insurance policies, and $0.2 million received in a bankruptcy settlement of a receivable related to a former business. We recorded non-operating income of $2.2 million in fiscal 2003, resulting mainly from a $1.9 million cash payment received in conjunction with the demutualization of a life insurance company that had issued policies owned by us.

Our provision for income taxes for fiscal 2004 was $2.2 million, a decrease of $2.1 million, or 48.9%, from the $4.3 million of income taxes recorded in fiscal 2003. Lower income tax expense in fiscal 2004 as compared with the prior year was primarily due to lower pretax income and a tax contingency adjustment. Based on the completion of tax audits in the United States and Canada, we reevaluated our tax reserves and adjusted our tax liability accordingly.

Net income from continuing operations declined $0.7 million, or 6.0%, in fiscal 2004. Lower operating income and an increase of $0.6 million in interest expense due to higher debt levels in fiscal 2004 more than offset the $0.5 million increase in non-operating income and the lower provision for income taxes for the year.

ANALYSIS OF FISCAL 2003 CONTINUING OPERATIONS COMPARED TO 2002

Textile service revenues of $291.5 million in fiscal 2003 increased $20.2 million, or 7.5%, from fiscal 2002. Revenues from our existing facilities contributed $17.8 million of the increase, $5.5 million of which was due to the extra week. The remaining $2.4 million of the increase was due to fiscal 2003 acquisitions. In December 2003, we acquired a healthcare linen services facility and business located in Tampa, Florida with annual revenues of approximately $13.0 million, and in early fourth quarter 2003, we acquired customer contracts and selected assets of a linen services business in Batavia, New York with annual revenues of approximately $2.6 million.

Cost of textile services of $237.3 million in fiscal 2003 increased $18.4 million, or 8.4% from fiscal 2002. The majority of this increase was due to higher revenues and significant increases in utilities and delivery fuel costs. Utilities increased $2.3 million and delivery fuel increased $0.6 million compared with fiscal 2002 after adjusting for the volume increase. Due to the above-described factors, gross margin declined to 18.6% in fiscal 2003 from 19.3% in fiscal 2002.

Selling, general and administrative expenses of $40.0 million increased $2.1 million, or 5.5%, in fiscal 2003 due primarily to costs related to our search for, and transition to, a new Chief Executive Officer, but declined as a percent of revenues, from 14.0% in fiscal 2002 to 13.7% in fiscal 2003.

Fiscal 2003 other operating expense of $0.5 million reflected intangible amortization of $0.6 million partial offset by $0.1 million other miscellaneous income.

The reduction in interest expense of $2.1 million or 74.3% in fiscal 2003 reflects the lower debt level and lower interest rates following the sale of our manufacturing division and subsequent refinancing of our debt in the second quarter of fiscal 2002.

Fiscal 2003 non-operating income of $2.2 million consisted primarily of a $1.9 million cash payment received in connection with the demutualization of a life insurance company that had issued policies owned by us.

As discussed in Note 5, we incurred a $6.8 million pretax loss on early extinguishment of debt in the second quarter of fiscal 2002 as a result of a prepayment penalty paid to lenders in connection with the refinancing of our debt. The loss was originally shown as an extraordinary item, net of tax, in fiscal 2002. However, under a new accounting pronouncement adopted in fiscal 2003, the loss is treated as an ordinary rather than extraordinary item, and accordingly, fiscal 2002 results of continuing operations were restated in fiscal 2003 to reflect this change in accounting treatment.

Our provision for income taxes for fiscal 2003 was $4.3 million, a $3.4 million increase over the $0.8 million provided in fiscal 2002. Income taxes were provided for at an effective tax rate of 27.9% in fiscal 2003 and 15.1% in fiscal 2002. The lower tax rate in fiscal 2002 was primarily due to the effect of the aforementioned loss on early extinguishment of debt.

Net income from continuing operations increased $6.3 million in fiscal 2003 to $11.0 million from $4.8 million in fiscal 2002. The loss on the early extinguishment of our credit facility of $6.8 million and a $2.1 million higher interest expense in fiscal 2002 more than offset the higher operating income and lower provision for income taxes for the 2002 fiscal year compared with fiscal 2003.

FINANCIAL CONDITION

As of January 29, 2005, working capital totaled $37.7 million as compared with $39.0 million in working capital at the end of fiscal 2003, excluding assets and liabilities of discontinued segment. The current ratio (i.e., the ratio of current assets to current liabilities) was 1.7 to 1 at the end of fiscal 2004 and 1.9 to 1 at fiscal 2003 year end. The decline in our working capital and current ratio is due to the various installment payments and holdbacks negotiated in the acquisitions during fiscal 2004 which are primarily being recorded as other current liabilities on our consolidated balance sheet as of January 29, 2005.

Receivables and linens in service increased $7.5 million and $3.4 million, respectively, in fiscal 2004 due to businesses acquired during the year and the increase in operating revenues. Accounts receivable days outstanding of 42 at January 29, 2005 was unchanged from the end of fiscal 2003. Increases in total property and equipment of $19.4 million and goodwill and other acquired assets of $42.8 million reflect mainly the cost of businesses acquired in fiscal 2004. Other long-term assets include the value of the note receivable in the principal amount of $4.0 million from the sale of our retail business which we carried at a discounted value of $3.1 million as of January 29, 2005. Although we believe the discounted note is fairly valued, this note is not readily marketable and is subordinate to other outstanding debt of the issuer. Ultimately, the value of the note is dependent upon the success of the buyer in operating the purchased business.

The increase in other accrued liabilities of $7.3 million in fiscal 2004 is due primarily to installment payments and holdbacks of a portion of the purchase price for certain business acquisitions during the year. The installment payments will be paid to the sellers upon the scheduled payment date and the holdbacks will be paid to the sellers based primarily upon the renewal or retention of the customer contracts purchased in the acquisitions during designated periods after the closing date of the particular transaction.

Long-term debt of $67.8 million as of January 29, 2005 was $48.3 million higher than a year ago, reflecting the financing of the business acquisitions completed in the fourth quarter of fiscal 2004. Our ratio of total debt to total capitalization as of January 29, 2005 was 31.1%, up from 11.8% as of January 31, 2004. Book value per share increased 1.1% to $16.69 at the end of fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow provided by operating activities of continuing operations decreased $6.1 million or 25.4% in fiscal 2004, due in part to the increase in receivables discussed above. Additionally, in fiscal 2003 we received a federal income tax refund of $4.1 million due mainly to the loss on the sale of our former manufacturing segment recorded in prior fiscal years. Cash flows from investing activities reflect the cash paid for businesses and assets acquired in fiscal 2004, which were funded from borrowings against our long-term revolving credit facility. During fiscal 2004, we received proceeds of $3.2 million from the sale of non-healthcare customer accounts and $1.5 million from the sale of real estate owned by us in Miami, Florida, as well as death benefits on company-owned life insurance policies totaling $1.2 million. Capital expenditures decreased $7.5 million in fiscal 2004 from the level in fiscal 2003 due to the inclusion in capital expenditures for fiscal 2003 of the construction costs associated with the Phoenix, Arizona and Columbia, South Carolina plants. We expect capital expenditures to be approximately $25.0 million in fiscal 2005 which will be used primarily for replacement, repair and improvement of our facilities and equipment.

Net cash provided by discontinued operations of $8.7 million in fiscal 2004 included the cash proceeds of $12.0 million from the sale of our retail business which were used to pay down long-term debt.

In the first quarter of fiscal 2004, we amended the terms of our long-term revolving credit facility to increase the maximum borrowing capacity by $30.0 million to $100.0 million. We utilize the revolving credit line, coupled with cash flow from operations, to fund our short-term liquidity needs. We pay down or borrow against the revolving credit line on a daily basis based on cash flow from operations and forecasted cash requirements. We borrowed against the revolving credit line to pay for the acquisitions of three healthcare laundry businesses completed in the fourth quarter of fiscal 2004 totaling $54.9 million.

As of January 29, 2005, there was $67.4 million of outstanding debt under the credit facility, of which $10.0 million bore interest at a fixed rate of 3.58% pursuant to an interest rate swap agreement plus the LIBOR margin under the credit facility. The LIBOR margin as of January 29, 2005 was 1.5% under the credit facility. The remaining debt of $57.4 million bore interest at 5.25%, the prime rate as of January 29, 2005. On February 2, 2005, we entered into LIBOR contracts for $30.0 million and $25.0 million which currently bear interest at

2.87% plus the margin and 2.75% plus the margin, respectively. Furthermore, we had $16.9 million outstanding in irrevocable letters of credit as of January 29, 2005, which reduced the amount available to borrow under the line of credit to $29.1 million. These letters of credit are primarily issued to insurance carriers to secure our ability to pay our self-insured workers’ compensation liabilities. They automatically renew annually and may be amended from time to time based on collateral requirements of the carriers. We pay a fee on the outstanding letters of credit and unused funds based on the ratio of “Funded Debt” to “EBITDA” as the terms are defined in the credit facility. As of January 29, 2005, the fee on the outstanding letters of credit and unused funds was 1.5% and .35%, respectively.

We are subject to certain financial covenants under our loan agreement. One of these covenants requires that we maintain a minimum consolidated net worth of $126.0 plus an aggregate amount equal to 50% of quarterly net income beginning with the fourth quarter of fiscal 2004 (with no reduction for net losses). In addition we are required to maintain a minimum ratio of “EBITDA” to fixed charges of not less than 1.2 to 1.0. We are also required to maintain a ratio of funded debt to “EBITDA” of not more than 2.75 to 1.00. This ratio will be reduced to a maximum of 2.50 to 1.00 effective April 30, 2006. As of January 29, 2005 we were in compliance with all loan covenants.

On January 27, 2005 we amended and restated the terms of the credit facility to add a $50.0 million term loan commitment and a feature that allows us to seek an increase of $25.0 million in the revolving credit line in the future. On March 21, 2005, we borrowed the entire amount of the $50.0 million term loan. The proceeds of the term loan were used to fund the acquisition of Royal Institutional and Surgi-Pack and reduce the amount outstanding on the revolving credit facility. On April 5, 2005 we entered into a LIBOR contract on the $50.0 million outstanding under the term loan which bears interest at 2.87% plus the margin.

In addition to the bank credit, we have approximately $25.0 million of borrowing capacity against the $30.9 million of cash value of our company-owned life insurance policies at January 29, 2005. These life insurance policies were purchased by us on the lives of a number of officers and directors, both past and present. We pay the premium and own the policy and carry the policy on our consolidated balance sheet at the cash value of the policy. Upon the death of any of the covered individuals, we receive the designated death benefit on the policy and may realize a gain to the extent that the death benefit exceeds the cash value.

Management believes that our financial condition, operating cash flow and available sources of external funds are sufficient to satisfy our requirements for debt service, capital expenditures, dividends and working capital over the course of the next 12 months. However, if we pursue a large acquisition for which we pay cash as consideration for the assets purchased, we may require alternative funding sources to finance the purchase price.

CONTRACTUAL OBLIGATIONS

Future payments due under contractual obligations, aggregated by type of obligation, as of the end of fiscal 2004 are as follows:

(Dollars in thousands)	Payments due by period
Contractual obligations:	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt, including interest	$ 144,098	$10,583	$ 31,102	$ 102,413	$—
Capital lease obligations, including interest	880	430	450	—	—
Operating leases	22,384	6,758	8,676	4,517	2,433
Purchase obligations: Linen contracts	26,449	26,449	—	—	—
Natural gas contracts	3,610	2,271	1,339	—	—
Deferred compensation and pension liabilities	29,602	2,102	3,187	3,019	21,294
Total	$ 227,023	$48,593	$ 44,754	$ 109,949	$23,727

Future payments of long-term debt include the $50.0 million term loan borrowed on March 21, 2005, as discussed above and in Note 10.

DISCONTINUED OPERATIONS

In February 2004, our Board of Directors approved a plan to exit and discontinue our retail segment. Accordingly, the assets and liabilities of our retail business were segregated, and its results of operations were reported in discontinued operations, effective in the first quarter of fiscal 2004. We continued to operate the segment while it was being actively marketed for sale. We completed the sale of our retail business at the end of the second quarter of fiscal 2004 and recorded a loss on disposal of the discontinued segment of $3.0 million net of tax in fiscal 2004. As part of the consideration for the sale, we received an unsecured, long-term note from the buyer with a face value of $4.0 million, which we discounted to its estimated fair value of approximately 75% of face value. Although we believe that the discounted note is fairly valued, this note is not readily marketable and is subordinate to other outstanding debt of the issuer. Ultimately, the value of the note is dependent upon the success of the buyer in operating the purchased business.

There were 17 retail stores that were not included in the sale of our retail segment, although the buyer did acquire the working capital related to those stores. We immediately closed these 17 stores and incurred $1.5 million of costs in fiscal 2004 to terminate the leases.

From the beginning of the 2004 fiscal year until its ultimate sale in July 2004, we operated the retail division as a discontinued operation. During this period, we reported net loss from operations of our retail business of $1.0 million. This compares with a net operating loss of $1.8 million for full 2003 fiscal year and net operating income of $1.8 million for the full 2002 fiscal year. The net operating loss and income for each of these prior years were reclassified as net loss or income from discontinued operations after the board’s decision to exit the retail segment in the first quarter of fiscal 2004.

Net retail sales in the retail segment totaled $82.8 million in fiscal 2003, down $9.4 million or 10.2% from $92.2 million in fiscal 2002. A same-store sales decline of 7.4% for the fiscal 2003 accounted for $5.8 million of the decrease, partially offset by $1.6 million of sales in the extra week of fiscal 2003. Sales also decreased $5.6 million in fiscal 2003 due to the closing of 59 stores during fiscal years 2003 and 2002. Gross margin of the retail segment of 53.5% in fiscal 2003 was lower than the 54.2% in fiscal 2002. Fiscal 2002 gross margin included a gain of $0.8 million, or 0.8% of retail sales, from the reversal of an intercompany profit deferral due to the sale of the manufacturing segment. As discussed in Note 7, a pretax charge of $1.3 million was recorded in the fourth quarter of fiscal 2003 to write down the carrying amounts of long-lived assets in certain underperforming stores to their fair values. Including the asset impairment charge, the retail business posted a pretax operating loss of $2.7 million in fiscal 2003 compared with pretax operating income of $2.9 million in fiscal 2002.

We have agreed pursuant to the terms of the retail transaction to retain our guaranty on those real estate leases for retail stores that were supported with our guaranty on the date of the closing of the acquisition. Under the terms of our agreement with the buyer of the retail segment, our guaranty on each of these leases will remain until the end of the current term of the particular lease at which time it must be released. We do not believe that we will incur any additional losses from these guarantees or any other issue arising from these discontinued operations in future periods.

In January 2002, our Board of Directors approved a plan to discontinue our manufacturing segment and the assets of the segment were written down and a loss on disposal net of tax was recorded at year end of fiscal 2001 based on the estimated net realizable value from the pending sale of the business, as well as estimates of the costs of disposal and transition. During fiscal 2002, the sale and transition of the business to the buyers was completed and the assets of the segment were substantially liquidated. An additional loss on disposal of $6.7 million net of tax was recorded in fiscal 2002 to reflect the actual value received upon ultimate disposition of the segment’s assets, including actual costs of disposition and transition. Of this amount, $6.1 million was due to a reduction in the value of the inventories realized. The remaining assets of the segment valued at $2.2 million as of January 25, 2003 primarily consisting of accounts receivable and inventory, were disposed of in fiscal 2003 for amounts approximating their carrying values.

NEW ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement rescinds, updates, clarifies and simplifies existing accounting pronouncements. Among other things, the statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Under SFAS No. 145, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 145 is effective for financial statements issued for years beginning after May 15, 2002. We adopted the provisions of SFAS No. 145 in fiscal 2003. See Note 5.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” SFAS No. 153 amends APB No. 29 to eliminate the exception to fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB No. 25 and its related implementation guidance. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values and eliminates the alternative method of accounting for employee share-based payments previously available under APB No. 25. Historically, we have elected to follow the guidance of APB No. 25 which allowed companies to use the intrinsic value method of accounting to value their share-based payment transactions with employees. Based on this method, we did not recognize compensation expense in its consolidated financial statements for stock options granted as the exercise price of the stock options granted was equal to or greater than the fair market value of the underlying common stock on the date of the grant. SFAS No. 123R requires measurement of the cost of share-based payment transactions with employees at the fair value of the award on the grant date and recognition of expense over the required service or vesting period. The provisions of this statement are required to be adopted by us beginning in the third quarter of fiscal 2005. The impact of adoption of this statement on our net income in future periods will include the remaining amortization of the fair value of existing unamortized stock options currently disclosed as pro-forma expense in Note 2, and is contingent upon the number of future options granted, the selected transition method and the selection between acceptable valuation methodologies for valuing options.

In December 2004, the FASB issued FASB Staff Position No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” which provides guidance on applying SFAS No. 109, “Accounting for Income Taxes,” to the tax deduction on qualified production activities provided under the American Jobs Creation Act of 2004. We are currently assessing the impact, if any, of the provisions of FSP No. 109-1 on its consolidated financial statements in future periods.

FORWARD-LOOKING STATEMENTS

Any forward-looking statement made in this document reflects our current views with respect to future events and financial performance and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties that may cause actual results to differ materially from those set forth in these statements. These potential risks and uncertainties include, but are not limited to, competitive and general economic conditions, the ability to retain current customers and to add new customers in a competitive market environment, competitive pricing in the marketplace, delays in the shipment of orders, availability of labor at appropriate rates, availability and cost of energy and water supplies, the cost of workers’ compensation and healthcare benefits, the ability to attract and retain key personnel, the ability to recover our seller note and avoid future lease obligations as part of the sale of the retail segment, the ability to accomplish our strategy of redirecting our resources to our healthcare linen management business in a timely and financially advantageous manner, unusual or unexpected cash needs for operations or capital expenditures; the effectiveness of expense reduction initiatives, the ability to obtain financing in the required amounts and at appropriate rates and terms, the ability to identify, negotiate, fund, consummate and integrate acquisitions, and other factors which may be identified in this and other of our filings of with the Securities and Exchange Commission.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to commodity price risk related to the use of natural gas in our laundry plants. The total cost of natural gas in fiscal 2004 was $13.6 million. To reduce the uncertainty of fluctuating energy prices, we have entered into fixed-price contracts as of January 29, 2005 for approximately 19% of our estimated natural gas purchase requirements in the next 12 months. A hypothetical 10% increase in the cost of natural gas not covered by these contracts in fiscal 2005 would result in a reduction of approximately $1.6 million in annual pretax earnings.

We are also exposed to commodity price risk resulting from the consumption of gasoline and diesel fuel for delivery trucks. The total cost of delivery fuel in fiscal 2004 was $5.1 million. A hypothetical 10% increase in the cost of delivery fuel in fiscal 2005 would result in a decrease of approximately $0.7 million in annual pretax earnings.

Our exposure to interest rate risk relates primarily to our variable-rate revolving debt agreement entered into in the second quarter of fiscal 2002. As of January 29, 2005, there was $67.4 million of outstanding debt under the credit facility, of which $10.0 million bears interest at a fixed rate of 3.58% (plus a margin) under an interest-rate swap agreement entered into by us with one of our lenders to moderate the exposure. Amounts borrowed under the credit facility in excess of the $10.0 million covered by the interest-rate swap agreement bear interest at a rate equal to either (i) LIBOR plus a margin, or (ii) a Base Rate, defined as the higher of (a) the Federal Funds Rate plus .50% or (b) the Prime Rate. The margin is based on our ratio of “Funded Debt” to “EBITDA,” as each is defined in the Loan Agreement. As of January 29, 2005, the margin was 1.5%. A hypothetical increase of 100 basis points in short-term interest rates applicable to the outstanding debt not covered by the interest-rate swap agreement in fiscal 2005 would result in a reduction of approximately $0.6 million in annual pretax earnings.

Item 8. Financial Statements and Supplementary Data

The financial statements and financial schedule listed in Item 15(a) of this Form 10-K, are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of January 29, 2005 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Report of Management on Internal Control Over Financial Reporting

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 29, 2005. All internal control systems have inherent limitations, including the possibility of circumvention and overriding the control. Accordingly, even effective internal control can provide only reasonable assurance as to the reliability of financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

      In making our evaluation, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, we have concluded that our internal control over financial reporting as of January 29, 2005 is effective.

      In our evaluation of the effectiveness of our internal control over financial reporting, we have excluded the acquisitions completed during the fiscal year ended January 29, 2005. These acquisitions include the acquisition of the laundry facility located in Durham, North Carolina and the healthcare linen services business of Duke University Health System in April 2004; the assumption of the leases of the laundry facilities located in Sacramento and Turlock, California and the acquisition of the healthcare linen services business of United Linen Services, Inc., d/b/a Golden State Services, in December 2004; the assumption of the lease of the laundry facility located in Hempstead, New York and the acquisition of the healthcare linen services business of TTSI III, Inc., an affiliate of Tartan Textile Services, Inc., in January 2005; and the acquisition of two laundry facilities located in Dallas and Wichita Falls, Texas and the healthcare linen services business of National Linen and Uniform Service, LLC in January 2005. The tangible assets of the acquired businesses were $27 million at January 29, 2005, which represents 9% of our consolidated total assets at January 29, 2005. Revenues and operating income of the acquisitions during fiscal 2004 represent 3% and 8%, respectively, of our consolidated revenues and operating income for fiscal 2004.

      Our independent registered public accounting firm, Deloitte & Touche LLP, has audited our evaluation of the effectiveness of our internal control over financial reporting, as stated in its report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Angelica Corporation

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that Angelica Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Report of Management on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting for the acquisitions completed during the fiscal year ended January 29, 2005. These acquisitions include the acquisition of the laundry facility located in Durham, North Carolina and the healthcare linen services business of Duke University Health System in April 2004; the assumption of the leases of the laundry facilities located in Sacramento and Turlock, California and the acquisition of the healthcare linen services business of United Linen Services, Inc., d/b/a Golden State Services, in December 2004; the assumption of the lease of the laundry facility located in Hempstead, New York and the acquisition of the healthcare linen services business of TTSI III, Inc., an affiliate of Tartan Textile Services, Inc., in January 2005; and the acquisition of two laundry facilities located in Dallas and Wichita Falls, Texas and the healthcare linen services business of National Linen and Uniform Service, LLC in January 2005. The tangible assets of the acquired businesses were $27 million at January 29, 2005, which represents 9% of consolidated total assets at January 29, 2005. Revenues and operating income of the acquisitions during 2004 represent 3% and 8%, respectively, of the consolidated revenues and operating income of the Company for 2004. Accordingly, our audit did not include the internal control over financial reporting at these locations. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 29, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 29, 2005, of the Company and our report dated April 14, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

St. Louis, Missouri
April 14, 2005

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information with respect to our directors under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Compensation Committee Interlocks and Insider Participation” in our proxy statement is incorporated herein by reference. Information with respect to our executive officers appears in Item 4A of this Form 10-K.

We have adopted a Code of Conduct and Ethics for our senior executive and financial officers pursuant to Section 406 of the Sarbanes-Oxley Act of 2002. We have posted this Code, as well as any waivers or changes to the Code, on our web site, www.angelica.com.

Item 11. Executive Compensation

Information with respect to executive compensation under the captions “Director Compensation,” “Compensation and Organization Committee Report on Executive Compensation,” “Summary Compensation Table,” “Employment Contracts and Termination of Employment and Change-In-Control Arrangements,” “Retirement Plans,” and “Stock Options” in our proxy statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and management under the caption “Stock Ownership of Certain Beneficial Owners” and “Stock Ownership of Management” in our proxy statement is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of fiscal year ended January 29, 2005 with respect to the shares of common stock that may be issued under our existing equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	577,225		$17.01	404,161
Equity compensation plans not approved by security holders	300,000	(2)	23.03	—
Total	877,225		$19.07	404,161

(1)
Includes stock options granted under the 1999 Performance Plan, which is a shareholder-approved plan, and the following shareholder-approved plans which have terminated: the 1994 Performance Plan, the 1994 Non-Employee Directors Stock Plan, and the Angelica Corporation Stock Option Plan. No awards may be granted under any of the terminated plans following their termination. Of the shares in column (c), the 1999 Performance Plan (314,189 shares available for issuance at January 29, 2005) provides that restricted stock and stock units may also be issued under the plan; and the 2004 Equity Incentive Plan for Non-Employee Directors (89,972 shares available for issuance at January 29, 2005) provides that restricted stock, stock units, and stock purchased in lieu of retainer may also be issued under the plan, in addition to stock options. No stock options have been granted under the 2004 Equity Incentive Plan for Non-Employee Directors.

(2)
On January 2, 1998, we made a one-time grant of 100,000 stock options to Don W. Hubble at an exercise price of $21.9375 in order to induce Mr. Hubble to become our Chairman, President and Chief Executive Officer. These options were granted under a non-qualified stock option agreement upon substantially similar terms to grants made to other officers and employees under the Angelica Corporation 1999 Performance Plan, which plan was approved by the shareholders. Mr. Hubble has since become fully vested in each of these options. Mr. Hubble relinquished the titles of President and Chief Executive Officer on September 15, 2003 and became non-executive Chairman of the Board on February 1, 2004.

On September 15, 2003, we made three one-time grants of stock options to Stephen M. O’Hara for a total of 200,000 shares as an inducement to accept employment as our President and Chief Executive Officer. One grant for 100,000 stock options at an exercise price of $19.66 was granted under substantially similar terms to the 1999 Performance Plan. Two additional employment-inducement stock option grants of 50,000 shares each were to vest and become exercisable only upon the closing price of our common stock on the New York Stock Exchange being at least, for the respective options, $25.00 per share, or $30.00 per share, during any period of five consecutive trading days during Mr. O’Hara’s term of employment. The second stock option grant of 50,000 shares vested and became exercisable on July 7, 2004, following a period of five consecutive trading days when our common stock on the New York Stock Exchange closed at $25 or more per share. The third stock option grant of 50,000 shares was amended by the Compensation and Organization Committee on January 27, 2005, so that the options vested and became immediately exercisable at $30 per share. No other terms of the stock option agreement or the options were modified. The amendment was reported on a Form 8-K filed February 2, 2005. Each option has a term of ten years from the date of grant. The option grants were filed as exhibits 10.3, 10.4 and 10.5 to the Form 10-Q for fiscal quarter ended October 25, 2003.

On January 1, 1991, we established the Angelica Corporation Stock Award Plan in order to recognize key employees. Our Chief Executive Officer administers the Stock Award Plan and may award up to an aggregate of 3,000 shares of our common stock per fiscal year under the Plan. Any employee, except our Chief Executive

Officer, is eligible to receive awards under the Plan, upon nomination by our Chief Executive Officer, or the President of any subsidiary or operating division. Our Board of Directors may, in its sole discretion, terminate or amend the Plan at any time.

Item 13. Certain Relationships and Related Transactions

Not Applicable.

Item 14. Principal Accountant Fees and Services

Information with respect to principal accountant fees and services under the caption “Independent Public Accountants” in our proxy statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Document List

	1.	Financial Statements		Page

The following financial statements are attached hereto and incorporated by reference in Item 8 above:

		(i)	Report of Independent Registered Public Accounting Firm	F-1

		(ii)	Consolidated Statements of Income - Years ended January 29, 2005, January 31, 2004 and January 25, 2003	F-2

		(iii)	Consolidated Balance Sheets - January 29, 2005 and January 31, 2004	F-3

		(iv)	Consolidated Statements of Shareholders’ Equity - Years ended January 29, 2005, January 31, 2004 and January 25, 2003	F-4

		(v)	Consolidated Statements of Cash Flows - Years ended January 29, 2005, January 31, 2004 and January 25, 2003	F-5

		(vi)	Notes to Consolidated Financial Statements	F-6 - F-24

	2.	Financial Statement Schedule

		(i)	Schedule II - Valuation and Qualifying Accounts - For the Three Years Ended January 29, 2005	F-25

All other schedules are not submitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto.

3.
Exhibits

See Exhibit Index for a list of all management contracts, compensatory plans and arrangements required by this item (Exhibit Nos. 10.1 through 10.33) and all other exhibits filed or incorporated by reference as a part of this report.

(b)	See Exhibit Index.

(c)	See Item 15(a) 2 above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Angelica Corporation

We have audited the accompanying consolidated balance sheets of Angelica Corporation and subsidiaries (the “Company”) as of January 29, 2005 and January 31, 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended January 29, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Angelica Corporation and subsidiaries as of January 29, 2005 and January 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 14, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

St. Louis, Missouri
April 14, 2005

CONSOLIDATED STATEMENTS OF INCOME

Angelica Corporation and Subsidiaries

For Years Ended (Dollars in thousands, except per share amounts)	January 29, 2005	January 31, 2004	January 25, 2003
Continuing operations:
Textile service revenues	$316,074	$291,499	$271,250
Cost of textile services	(267,138)	(237,261)	(218,858)
Gross profit	48,936	54,238	52,392
Selling, general and administrative expenses	(38,366)	(39,955)	(37,862)
Other operating income (expense), net	678	(523)	149
Income from operations	11,248	13,760	14,679
Interest expense	(1,356)	(714)	(2,780)
Non-operating income, net (Note 4)	2,659	2,244	502
Loss on early extinguishment of debt (Note 5)	—	—	(6,783)
Income from continuing operations before income taxes	12,551	15,290	5,618
Provision for income taxes (Note 6)	(2,179)	(4,261)	(848)
Income from continuing operations	10,372	11,029	4,770
Discontinued operations (Note 7):
(Loss) income from operations of discontinued segment, net of tax	(993)	(1,826)	1,827
Loss on disposal of discontinued segment, net of tax	(3,018)	—	(6,662)
Loss from discontinued operations	(4,011)	(1,826)	(4,835)
Net income (loss)	$6,361	$9,203	$(65)
Basic earnings (loss) per share (Note 8):
Income from continuing operations	$1.16	$1.25	$0.55
Loss from discontinued operations	(0.45)	(0.21)	(0.56)
Net income (loss)	$0.71	$1.04	$(0.01)
Diluted earnings (loss) per share (Note 8):
Income from continuing operations	$1.14	$1.23	$0.54
Loss from discontinued operations	(0.44)	(0.20)	(0.55)
Net income (loss)	$0.70	$1.03	$(0.01)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

Angelica Corporation and Subsidiaries

(Dollars in thousands)	January 29, 2005	January 31, 2004
ASSETS
Current Assets:
Cash and short-term investments	$926	$2,188
Receivables, less reserves of $510 and $843	44,454	36,978
Linens in service	38,846	35,464
Prepaid expenses and other current assets	3,817	4,513
Deferred income taxes	5,386	5,036
Assets of discontinued segment held for sale (Note 7)	—	24,498
Total Current Assets	93,429	108,677
Property and Equipment:
Land	7,766	6,844
Buildings and leasehold improvements	58,353	51,308
Machinery and equipment	126,886	118,567
Capitalized leased equipment	830	—
	193,835	176,719
Less - accumulated depreciation	92,170	94,467
Total Property and Equipment	101,665	82,252
Other:
Goodwill (Note 9)	31,272	9,610
Other acquired assets (Note 9)	24,860	3,768
Cash surrender value of life insurance	30,942	30,194
Deferred income taxes	2,040	—
Miscellaneous	4,745	1,280
Total Other Assets	93,859	44,852
Total Assets	$288,953	$235,781
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt (Note 10)	$419	$3
Accounts payable	16,865	14,600
Accrued wages and other compensation	5,145	5,092
Deferred compensation and pension liabilities (Note 11)	4,226	3,743
Other accrued liabilities	29,063	21,729
Liabilities of discontinued segment held for sale (Note 7)	—	7,783
Total Current Liabilities	55,718	52,950
Long-Term Debt, less current maturities (Note 10)	67,811	19,542
Other:
Deferred compensation and pension liabilities (Note 11)	13,594	14,016
Deferred income taxes	—	2,218
Other long-term liabilities	474	395
Total Other Liabilities	14,068	16,629
Shareholders’ Equity:
Common Stock, $1 par value, authorized 20,000,000 shares, issued: 9,471,538 shares	9,472	9,472
Capital surplus	5,336	4,748
Retained earnings	144,621	142,341
Accumulated other comprehensive loss	(1,337)	(1,062)
Unamortized restricted stock	(1,007)	(210)
Common Stock in treasury, at cost: 405,304 and 587,141 shares	(5,729)	(8,629)
Total Shareholders’ Equity	151,356	146,660
Total Liabilities and Shareholders’ Equity	$288,953	$235,781

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Angelica Corporation and Subsidiaries

For Years Ended (Dollars in thousands, except per share amounts)	January 29, 2005	January 31, 2004	January 25, 2003
COMMON STOCK ($1 PAR VALUE)
Balance beginning of year	$9,472	$9,472	$9,472
Balance end of year	$9,472	$9,472	$9,472
CAPITAL SURPLUS
Balance beginning of year	$4,748	$4,481	$4,200
Tax benefit of stock options exercised	536	267	281
Stock-based compensation expense	52	—	—
Balance end of year	$5,336	$4,748	$4,481
RETAINED EARNINGS
Balance beginning of year	$142,341	$137,548	$142,188
Net income (loss)	6,361	9,203	(65)
Cash dividends (per share: 2004-$.44; 2003-$.41; 2002-$.34)	(3,950)	(3,619)	(2,947)
Treasury stock reissued	(131)	(791)	(1,628)
Balance end of year	$144,621	$142,341	$137,548
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance beginning of year	$(1,062)	$(511)	$—
Change in fair value of interest-rate swap (Note 12)	156	5	(170)
Other changes during year	(431)	(556)	(341)
Balance end of year	$(1,337)	$(1,062)	$(511)
UNAMORTIZED RESTRICTED STOCK
Balance beginning of year	$(210)	$—	$—
Treasury stock reissued	(1,422)	(768)	—
Amortization expense	625	558	—
Balance end of year	$(1,007)	$(210)	$—
COMMON STOCK IN TREASURY, AT COST
Balance beginning of year	$(8,629)	$(11,330)	$(14,356)
Treasury stock reissued	2,900	2,701	3,026
Balance end of year	$(5,729)	$(8,629)	$(11,330)
SHAREHOLDERS’ EQUITY, END OF YEAR	$151,356	$146,660	$139,660
Comprehensive Income (Loss)
Net income (loss)	$6,361	$9,203	$(65)
Change in fair value of interest-rate swap, net of tax:
Unrealized losses deferred during year	(61)	(154)	(220)
Realized losses reclassified to net income (loss) during year	217	159	50
Minimum pension liability adjustment, net of tax	(427)	(560)	(341)
Other changes	(4)	4	—
Total Comprehensive Income (Loss)	$6,086	$8,652	$(576)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Angelica Corporation and Subsidiaries

For Years Ended (Dollars in thousands)	January 29, 2005	January 31, 2004	January 25, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations	$10,372	$11,029	$4,770
Non-cash items included in income from continuing operations:
Depreciation	12,171	9,954	10,335
Amortization	1,581	1,144	437
Deferred income taxes	(4,608)	3,455	(1,877)
Cash surrender value of life insurance	(849)	(1,504)	(1,097)
Gain on sale of assets	(2,912)	—	—
Change in working capital components of continuing operations, net of businesses acquired/disposed of:
Receivables, net	(4,807)	(1,075)	(2,830)
Linens in service	10	(1,360)	75
Prepaid expenses and other current assets	(266)	(702)	818
Accounts payable	2,306	1,132	2,029
Compensation and other accruals	515	439	99
Income taxes	4,333	2,062	3,403
Other, net	(84)	(759)	2,769
Net cash provided by operating activities of continuing operations	17,762	23,815	18,931
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property and equipment, net	(15,314)	(22,852)	(12,135)
Cost of businesses and assets acquired	(62,431)	(14,372)	(3,279)
Disposals of assets	5,127	—	1,971
Life insurance premiums paid, net	101	(1,114)	(1,130)
Net cash used in investing activities of continuing operations	(72,517)	(38,338)	(14,573)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term revolving debt	(99,745)	(44,537)	(139,932)
Borrowings of long-term revolving debt	147,600	43,900	88,500
Debt issuance costs	(416)	—	(794)
Dividends paid	(3,950)	(3,619)	(2,947)
Treasury stock reissued	1,347	1,409	1,679
Net cash provided by (used in) financing activities of continuing operations	44,836	(2,847)	(53,494)
CASH FLOWS FROM DISCONTINUED OPERATIONS
Net cash provided by discontinued operations	8,657	2,144	48,490
Net decrease in cash and short-term investments	(1,262)	(15,226)	(646)
Cash and short-term investments at beginning of year	2,188	17,414	18,060
Cash and short-term investments at end of year	$926	$2,188	$17,414

Supplemental cash flow information:
Income taxes (refunded) paid	$(741)	$(3,314)	$(3,500)
Interest paid, net of amounts capitalized	$1,135	$454	$3,850

Supplemental disclosures of noncash investing and financing activities:
Holdback of cost of businesses and assets acquired	$4,565	$—	$—
Long-term note receivable from sale of Life Uniform	$3,014	$—	$—
Capital lease obligations for new equipment	$830	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Angelica Corporation and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year
In February 2004, the Company changed the terminology of how it refers to its fiscal year, although the actual fiscal year did not change. Instead of referring to the 52- or 53-week period ending the last Saturday in January by the calendar year in which it ends, the fiscal period is now called by the calendar year containing the first 11 months of the fiscal year. This change in terminology has been applied retroactively to all periods presented in this report.

Fiscal years 2004, 2003 and 2002 ended January 29, 2005, January 31, 2004 and January 25, 2003, respectively. Fiscal years 2004 and 2002 consisted of 52 weeks with 13 weeks in each quarter; fiscal year 2003 consisted of 53 weeks with 14 weeks in the fourth quarter.

Nature of Operations
The Company provides textile rental and linen management services principally to healthcare institutions, and to a limited extent to hotels, motels and restaurants, in or near major metropolitan areas in the United States. Until July 31, 2004, the Company also operated the Life Uniform national chain of retail healthcare uniform and shoe stores primarily for nurses and other healthcare professionals with a fully-integrated catalogue and e-commerce operation. As discussed in Note 7, the Life Uniform segment is reported as discontinued operations for all periods presented in this report.

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

Property and Equipment
Property and equipment are stated at cost. Renewals and betterments are capitalized. Property and equipment are depreciated over their expected useful lives (buildings and improvements – 10 to 40 years; machinery and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

equipment – three to 20 years). Depreciation is computed on the straight-line method. Leasehold improvements are amortized using the straight-line method over the lesser of their useful lives or lease terms.

Long-Lived Assets
The Company considers the possible impairment of long-lived assets, excluding goodwill, in its laundry plants whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,’’ the Company periodically (no less than annually) assesses the carrying value of its long-lived assets by reviewing the current and projected cash flows of the laundry plants and recognizes impairment losses if it is determined that the carrying values are not recoverable.

Goodwill
Under SFAS No. 142, “Goodwill and Other Intangible Assets,’’ goodwill recorded as of June 30, 2001 was no longer amortized effective in fiscal 2002. Instead, goodwill is tested for impairment using a fair-value based analysis at least annually as of the end of the third quarter.

Other Acquired Assets
Other acquired assets, consisting of customer contracts and non-competition agreements, are being amortized on the straight-line basis generally over periods of three to fifteen years.

Self-Insurance Programs
The Company is self-insured up to certain levels for workers’ compensation, general liability and vehicle liability coverages after February 1, 1999. Provision for losses relating to these programs are recorded based on estimates for claims incurred using actuarial analyses. The estimated liabilities for these programs recorded in other accrued liabilities were $15,749,000 and $13,800,000 at January 29, 2005 and January 31, 2004, respectively. In addition, the Company is primarily self-insured for non-union employee medical coverage. The liability is determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. The amounts included in other accrued liabilities for this liability at January 29, 2005 and January 31, 2004 were $846,000 and $1,046,000, respectively.

Income Taxes
The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,’’ which utilizes the asset and liability method. Under this method, deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.

Stock-Based Compensation Plans
The Company applies the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,’’ and the related interpretations to account for its employee stock option plans. As a consequence, compensation expense is not recorded by the Company for the issuance of stock options. Effective in the third quarter of fiscal 2005, the Company will be required to recognize compensation expense associated with its stock options issued, in accordance with new accounting pronouncement SFAS No. 123 (revised 2004) discussed below.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

New Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.’’ This statement rescinds, updates, clarifies and simplifies existing accounting pronouncements. Among other things, the statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Under SFAS No. 145, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 145 is effective for financial statements issued for years beginning after May 15, 2002. The Company adopted the provisions of SFAS No. 145 in fiscal 2003. See Note 5.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.’’ This statement requires the recording of costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. The requirements of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Previously issued financial statements were not restated.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.’’ SFAS No. 153 amends APB No. 29 to eliminate the exception to fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,’’ which revises SFAS No. 123, “Accounting for Stock-Based Compensation’’ and supersedes APB No. 25 and its related implementation guidance. SFAS No. 123 (revised 2004) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values and eliminates the alternative method of accounting for employee share-based payments previously available under APB No. 25. Historically, the Company has elected to follow the guidance of APB No. 25 which allowed companies to use the intrinsic value method of accounting to value their share-based payment transactions with employees. Based on this method, the Company did not recognize compensation expense in its consolidated financial statements for stock options granted as the exercise price of the stock options granted was equal to or greater than the fair market value of the underlying common stock on the date of the grant. SFAS No. 123 (revised 2004) requires measurement of the cost of share-based payment transactions with employees at the fair value of the award on the grant date and recognition of expense over the required service or vesting period. The provisions of this statement are required to be adopted by the Company beginning in the third quarter of fiscal 2005. The impact of adoption of this statement on the Company’s net income in future periods will include the remaining amortization of the fair value of existing unamortized stock options currently disclosed as pro-forma expense in Note 2, and is contingent upon the number of future options granted, the selected transition method and the selection between acceptable valuation methodologies for valuing options.

In December 2004, the FASB issued FASB Staff Position No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,’’ which provides guidance on applying SFAS No. 109, “Accounting for Income Taxes,’’ to the tax deduction on qualified production activities provided under the American Jobs Creation Act of 2004. The Company is currently assessing the impact, if any, of the provisions of FSP No. 109-1 on its consolidated financial statements in future periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

2. STOCK-BASED COMPENSATION PLANS

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.’’ SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,’’ to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company has various stock option and stock bonus plans that provide for the granting of incentive stock options, non-qualified stock options, restricted stock and performance awards to certain employees and directors. A total of 2,375,000 shares have been authorized to be issued under all such plans. Options and awards have been granted at or above the fair market value at the date of grant, although certain plans allow for awards to be granted at a price below fair market value. Options vest over four years except for those granted in fiscal 2004 which vest in six months, and are exercisable not less than six months nor more than 10 years after the date of grant.

As permitted by SFAS No. 123, the Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,’’ in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock and performance-based awards, as to which the amounts charged to continuing operations in fiscal years 2004, 2003 and 2002 totaled $664,000, $733,000 and $282,000, respectively. During the year ended January 29, 2005, 65,000 shares of restricted stock were granted with a weighted-average share price of $22.14.

A summary of the status of the Company’s stock option plans for fiscal years 2004, 2003 and 2002 and changes during the years then ended is presented in the table below:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	977,625	$16.92	861,300	$14.35	975,025	$13.78
Granted	97,500	32.88	301,000	22.05	134,900	16.52
Exercised	(141,275)	13.73	(112,675)	10.94	(111,425)	11.04
Lapsed	(56,625)	19.01	(72,000)	16.98	(137,200)	15.19
Outstanding at end of year	877,225	$19.07	977,625	$16.92	861,300	$14.35
Options exercisable at year end	581,283	$17.28	489,350	$15.42	477,030	$16.17
Options available for future grants	404,161		198,245		255,819
Weighted average fair value for options granted during the year	$6.66		$4.71		$3.66

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in fiscal 2004, 2003 and 2002, respectively: risk-free interest rates of 4.3%, 4.1% and 3.3%; expected dividend yields of 3.9%, 4.2% and 4.3%; volatilities of 31.3%, 31.0% and 30.7%; and expected lives of nine to 10 years in all periods. The range of exercise prices for the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

877,225 options outstanding at year end was $7.25 to $32.88, and the weighted-average remaining contractual life was 6.4 years.

Had compensation expense for stock-based compensation plans for 2004, 2003 and 2002 been determined consistent with SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would approximate the following pro forma amounts:

(Dollars in thousands, except per share amounts)	2004	2003	2002
Net income (loss):
As reported	$6,361	$9,203	$(65)
Add: stock-based employee compensation expense included in net income (loss), net of tax	581	528	239
Deduct: stock-based employee compensation expense determined under fair-value based method for all awards, net of tax	(1,376)	(1,065)	(737)
Pro forma net income (loss)	$5,566	$8,666	$(563)
Basic earnings (loss) per share:
As reported	$0.71	$1.04	$(0.01)
Pro forma	0.62	0.98	(0.06)
Diluted earnings (loss) per share:
As reported	$0.70	$1.03	$(0.01)
Pro forma	0.61	0.97	(0.06)

The effect of the application of SFAS No. 123 in this disclosure is not necessarily indicative of the pro forma effect on net income in future years.

3. ACQUISITIONS

During fiscal 2004, the Company acquired the following businesses for a total cost of $66,237,000 which was paid primarily in cash:

•	Duke University Health System laundry in Durham, North Carolina, an on-premise laundry facility providing linen management services to the Duke University Health System (April 2004),
•	the operations of United Linen Services d/b/a Golden State Services, a healthcare laundry services company based in Sacramento and Turlock, California (December 2004),
•	the operations of two National Service Industries d/b/a National Linen laundry services facilities based in Dallas and Wichita Falls, Texas (January 2005), and
•	the Hempstead, New York operations of Tartan Textile Services, a healthcare laundry services company (January 2005).

These acquired businesses are primarily engaged in providing linen management services to the healthcare industry in a manner consistent with the Company’s core business. Each entity strengthens the Company’s market position in the respective region of the country. The results of operations of the above acquired

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

companies have been included in the Company’s consolidated financial statements since the dates of acquisition. Aggregate assets acquired and liabilities assumed was as follows:

Condensed Balance Sheet
Linens in Service	$4,627,000
Accounts Receivable	2,669,000
Prepaid Expenses and Deposits	125,000
Property and Equipment	16,399,000
Customer Contracts	19,243,000
Restrictive Covenants	2,373,000
Goodwill	21,646,000
Accrued Expenses	(845,000)
Net Assets Acquired	$66,237,000

Cash paid at closing for these acquisitions amounted to $61,672,000 including $8,855,000 placed into escrow accounts to cover renewals or retention of purchased contracts or indemnity claims by us. Unless payments are refunded from the escrow accounts to us under the terms of the purchase agreements, the escrowed amounts will be paid to the sellers upon the scheduled release dates, or upon the renewal or retention of the customer contracts purchased. The difference of $4,565,000 represents installment payments and holdbacks of a portion of the purchase price that will be paid to the sellers upon the scheduled payment date, or upon the renewal or retention of the customer contracts purchased.

As shown above, the acquired intangible assets totaled $43,262,000. Approximately $19,243,000 was assigned to customer contracts and will be amortized over 15 years. The restrictive covenants related to these transactions totaled $2,373,000 and were for either a three or five year term. The weighted average useful life assigned to these intangible assets was 13.9 years. The excess of the purchase price over the fair value of the net assets acquired increased goodwill by $21,646,000 of which the entire amount is expected to provide an income tax benefit.

During fiscal year 2003, the Company acquired the operations of the National Linen laundry plant based in Safety Harbor, Florida for $12,335,000. The assets acquired included accounts receivable, linens in service, and property and equipment. The intangible assets acquired totaled $7,130,000. Approximately $1,244,000 was assigned to customer contracts and will be amortized over 10 years. The restrictive covenants totaled $200,000 and will be amortized over five years. The weighted average useful life of these intangible assets was 9.3 years. The excess of the purchase price over the fair value of the net assets acquired increased goodwill by $5,686,000, all of which is expected to provide an income tax benefit. The acquired business services the Florida market with healthcare linen management services. The results of operations of this acquisition have been included in the Company’s consolidated financial statements since the date of acquisition (December 2003).

The unaudited pro forma consolidated textile service revenues for fiscal years 2004 and 2003 as though the fiscal 2004 acquisitions and the fiscal 2003 acquisition had occurred at the beginning of each year totaled $382,055,000 and $378,363,000, respectively. The unaudited pro forma consolidated net income from continuing operations would have been $12,679,000 or $1.39 per diluted share for fiscal 2004 and $14,448,000 or $1.61 per diluted share in fiscal 2003. These pro forma amounts are not necessarily indicative of the results of operations that would have occurred had the purchases been made at the beginning of each year.

Subsequent to the end of fiscal 2004, the Company acquired the stock of Royal Institutional Services, Inc. and its affiliate, The Surgi-Pak Corporation (together “Royal’’). Royal is the largest healthcare linen services company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

in New England, providing full linen management services to the healthcare industry with annual revenues of approximately $45,000,000. Royal’s assets consisted primarily of customer contracts and equipment related to the provision of healthcare linen services. The transaction was completed on March 21, 2005 and as such, the Company has not yet obtained all information required to complete the purchase price allocation for this acquisition.

4. NON-OPERATING INCOME, NET

In fiscal 2004, the Company recorded non-operating income of $2,659,000, which included a gain of $1,469,000 from the sale of real estate of its former Miami, FL laundry facility that closed in January 2000, and gains totaling $610,000 for the excess of death benefits from Company-owned life insurance policies surrendered over the cash value of the policies. In addition, the Company realized $202,000 from the liquidation of securities received in a bankruptcy settlement of a receivable related to a former business.

In fiscal 2003, the Company recorded non-operating income of $2,244,000, which included a cash distribution of $1,857,000 received in connection with the demutualization of the parent company of an issuer of life insurance policies owned by the Company. This distribution did not affect the life insurance policies owned by the Company or their cash surrender value.

Non-operating income, net, also includes interest earned on invested cash balances and notes receivable, and foreign currency exchange gains and losses.

5. LOSS ON EARLY EXTINGUISHMENT OF DEBT

In the second quarter of fiscal 2002, the Company incurred a loss on early extinguishment of debt of $6,783,000. The loss was due to a prepayment penalty of $6,684,000 paid to lenders in connection with the complete refinancing of the Company’s debt following the sale of the Manufacturing and Marketing segment (plus the writeoff of unamortized loan fees of $99,000). In accordance with SFAS No. 145, adopted in fiscal 2003, the loss on early extinguishment of debt is reported in income from continuing operations.

6. INCOME TAXES

The provision for income taxes from continuing operations consisted of the following:

(Dollars in thousands)	2004	2003	2002
Current:
Federal	$388	$761	$1,568
State	293	(174)	(377)
Foreign	0	(63)	43
Deferred:
Federal	2,114	3,725	(314)
State	(616)	12	(72)
	$2,179	$4,261	$848

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

Reconciliation between the statutory income tax rate and effective tax rate from continuing operations is summarized below:

	2004	2003	2002
Statutory rate	34.0%	34.0%	34.0%
State tax, net of federal benefit	1.9	2.8	2.7
Effect of permanent items:
Cash surrender value and insurance benefits, net of expense	(5.4)	(3.3)	(8.6)
Meals and entertainment	0.5	0.4	1.4
Tax contingency adjustment	(6.5)	0.0	0.0
Other	(0.9)	(0.8)	(0.3)
Effect of tax credits from employment programs	(6.2)	(5.2)	(14.1)
	17.4%	27.9%	15.1%

Significant components of deferred tax assets and liabilities were as follows:

(Dollars in thousands)	January 29, 2005	January 31, 2004
Deferred tax assets:
Deferred compensation	$5,188	$4,897
Insurance reserves not yet deductible	6,611	5,252
Customer contracts	1,745	1,693
Net operating loss and tax credit carryforwards	13,326	6,422
Other	4,070	1,164
	$30,940	$19,428
Deferred tax liabilities:
Property and equipment	(11,305)	(9,286)
Linens in service	(11,527)	(7,105)
Other	(682)	(219)
	(23,514)	(16,610)
Net deferred tax assets	$7,426	$2,818

The Company has a federal net operating loss carryforward of $18,194,000 which will expire in 2025; $2,031,000 in federal tax credit carryforwards which expire at various dates beginning in 2022; $5,500,000 of state tax credit carryforwards which expire at various dates beginning in 2012 or have no expiration date; and various other tax credit and state net operating loss carryforwards.

The Company believes all deferred tax items will be realized and therefore no valuation allowances have been recorded.

A tax contingency adjustment was made to reflect the favorable resolution of certain tax issues. Based on the completion of tax audits in the United States and Canada, the Company reevaluated its tax reserves and adjusted the tax liability accordingly. Once established, reserves are adjusted as information becomes available

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

or when an event requiring a change in the reserve occurs. The ultimate resolution of tax matters could have a material impact on the Company’s net income and financial condition in the period in which the item is resolved.

7. DISCONTINUED OPERATIONS

In February 2004, the Company announced its decision to exit and discontinue its Life Uniform retail business segment and actively market the segment for sale. The Company continued to operate the segment during the period of negotiations with potential buyers. The Company completed the sale of Life Uniform to Healthcare Uniform Company, Inc., an affiliate of Sun Capital Partners, effective July 31, 2004. The total sales price amounted to $16,052,000, principally cash of $12,019,000 and an unsecured, long-term note receivable from Healthcare Uniform Company with a face value of $4,019,000, plus the assumption of $5,732,000 of liabilities. The note receivable was discounted to its estimated fair value of 75% of face value, reflecting the note’s illiquidity and its subordinated status in the capital structure of Healthcare Uniform Company. Net assets of the segment totaling $19,336,000 were sold, including 196 retail uniform and shoe stores, catalogue and e-commerce operations and associated inventory, as well as working capital of 17 other stores that were not acquired. These 17 stores were immediately closed by the Company. The Company recorded a pretax loss on disposal of the discontinued Life Uniform segment of $5,275,000 in fiscal 2004, reflecting the loss of $4,289,000 on the sale of net assets of the segment and $986,000 of sale-related expenses.

In accordance with SFAS No. 144, the financial position, cash flows, results of operations and loss on disposal of the Life Uniform segment are segregated and reported as discontinued operations for all periods presented in this report. As of January 31, 2004, total assets of Life Uniform held for sale were $24,498,000, consisting mainly of inventories of $11,491,000 and net property and equipment of $9,237,000, and total liabilities held for sale were $7,783,000, of which $6,021,000 was for accounts payable. Operating results for the Life Uniform segment are included in the Consolidated Statements of Income as net (loss) income from operations of discontinued segment for all periods presented. Results for the discontinued Life Uniform segment are as follows:

(Dollars in thousands)	2004	2003	2002
Net retail sales	$38,786	$82,777	$92,169
(Loss) income before income taxes	$(1,735)	$(2,683)	$2,885
Income tax benefit (provision)	742	857	(1,058)
Net (loss) income	$(993)	$(1,826)	$1,827

The pretax loss from operations of the discontinued segment in fiscal 2004 includes $1,499,000 of lease termination costs related to the retail stores retained and closed by the Company.

Due to continuing same-store sales declines and operating losses of certain retail stores in the Life Uniform segment, the Company performed a review of the recoverability of long-lived assets of these stores in the fourth quarter of fiscal 2003, in accordance with SFAS No. 144. As a result of that review, the Company recorded an impairment loss of $1,320,000 included in pretax loss from operations of discontinued segment in fiscal 2003 to write down the carrying values of long-lived assets, consisting of leasehold improvements and store fixtures, to their estimated fair values for these underperforming retail stores. In estimating future cash flows used to test the recoverability of these long-lived assets, the Company considered the likelihood of possible outcomes associated with alternative courses of action, including the sale or closing of these stores. Fair value of the long-lived assets was determined based on the present value of the projected future cash flows for each store.

In the fourth quarter of fiscal 2001, the Company recorded restructuring and other charges of $4,180,000 related primarily to the closing of 27 retail stores and the liquidation of non-healthcare inventory in the Life Uniform

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

segment. These charges consisted of inventory writedowns of $1,198,000, an accrual for lease termination costs of $2,263,000, and writedowns of fixed assets and other assets totaling $719,000. In fiscal 2002, a total of $1,450,000 was charged to the restructuring reserve, representing $803,000 of lease termination costs and $647,000 to write off the net book value of the assets in closed stores. In the fourth quarter of fiscal 2002, the Company reversed $269,000 of the restructuring charge related to two stores that were not closed, representing $204,000 of lease termination accruals and $65,000 to write down the net book value of assets. In fiscal 2003, a total of $419,000 was charged to the restructuring reserve, including $412,000 for lease termination costs paid. In fiscal 2004, the amount of the reserve utilized for lease termination costs paid was $371,000. In addition, the Company reversed $434,000 and $39,000 of the original restructuring charge in fiscal 2003 and 2004, respectively, due to favorable terminations of store leases. As of January 29, 2005, all lease termination costs for the closed stores have been paid and there is no reserve remaining. Activities related to the fiscal 2001 restructuring charge are reflected in results of discontinued operations for all periods presented in this report.

In January 2002, the Company announced plans to dispose of its Manufacturing and Marketing business. Consequently, the Manufacturing and Marketing segment was accounted for as a discontinued operation and a loss on disposal recorded as of January 26, 2002 (fiscal 2001). The sale of certain assets of this segment’s non-healthcare business to Cintas Corporation closed on April 19, 2002, and the sale of certain assets of the healthcare business to Medline Industries closed on May 17, 2002. An additional pretax loss on disposal of the Manufacturing and Marketing segment of $10,250,000 was recorded in fiscal 2002 due primarily to a reduction in the value of inventories realized through transition and disposition of the business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

8. EARNINGS PER SHARE

The following table reconciles weighted average shares outstanding to amounts used to calculate basic and diluted earnings per share for fiscal years 2004, 2003 and 2002:

(Dollars in thousands)	2004	2003	2002
Net income available to Common shareholders:
Income from continuing operations	$10,372	$11,029	$4,770
(Loss) income from operations of discontinued segment, net of tax	(993)	(1,826)	1,827
Loss on disposal of discontinued segment, net of tax	(3,018)	—	(6,662)
Net income (loss)	$6,361	$9,203	$(65)
Weighted average shares:
Average shares outstanding	8,919	8,823	8,669
Effect of dilutive securities	206	135	154
Average shares outstanding, adjusted for dilutive effects	9,125	8,958	8,823
Earnings (loss) per share - basic:
Income from continuing operations	$1.16	$1.25	$0.55
(Loss) income from operations of discontinued segment	(0.11)	(0.21)	0.21
Loss on disposal of discontinued segment	(0.34)	—	(0.77)
Net income (loss)	$0.71	$1.04	$(0.01)
Earnings (loss) per share - diluted:
Income from continuing operations	$1.14	$1.23	$0.54
(Loss) income from operations of discontinued segment	(0.11)	(0.20)	0.21
Loss on disposal of discontinued segment	(0.33)	—	(0.76)
Net income (loss)	$0.70	$1.03	$(0.01)

9. GOODWILL AND OTHER ACQUIRED ASSETS

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,’’ the Company performed its annual goodwill impairment test at the end of the third quarter of fiscal 2004, 2003 and 2002 which resulted in no indication of impairment. The Company acquired goodwill from business combinations in fiscal 2004 and fiscal 2003 of $21,662,000 and $6,145,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

During fiscal 2004, the Company acquired customer contracts of various laundry businesses valued at $19,637,000, with amortization periods of five to 15 years, and non-compete covenants with a value of $2,410,000 to be amortized over three to five years. During fiscal 2003, the Company acquired customer contracts and non-compete covenants totaling $2,075,000 and $600,000, respectively, with amortization periods of five to 10 years. Other acquired assets consisted of the following (dollars in thousands):

	January 29, 2005			January 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Other Acquired Assets, net	Gross Carrying Amount	Accumulated Amortization	Other Acquired Assets, net
Customer contracts	$27,635	$(5,619)	$22,016	$7,998	$(4,876)	$3,122
Non-compete covenants	4,010	(1,166)	2,844	1,600	(954)	646
Other acquired assets	$31,645	$(6,785)	$24,860	$9,598	$(5,830)	$3,768

Aggregate amortization expense for fiscal years 2004, 2003 and 2002 amounted to $955,000, $586,000 and $429,000, respectively. Other acquired assets are scheduled to be fully amortized by fiscal year 2019 with corresponding annual amortization expense estimated for each of the next five fiscal years as follows (dollars in thousands):

2005	$2,619
2006	2,566
2007	2,484
2008	2,100
2009	1,819

10. LONG-TERM DEBT

The following table summarizes information with respect to long-term debt for fiscal 2004 and 2003:

(Dollars in thousands)	January 29, 2005	January 31, 2004
Note to banks due January 27, 2010	$67,400	$19,500
Other long-term debt including obligations under capital leases	830	45
	68,230	19,545
Less - current maturities	419	3
	$67,811	$19,542

As discussed in Note 5, the Company refinanced its existing debt in the second quarter of fiscal 2002 with a $70,000,000 revolving credit facility. The term of the credit facility was three years with two optional one-year extensions. Amounts borrowed under the credit facility in excess of the $10,000,000 covered by the interest-rate swap, discussed in Note 12, bear interest at a rate equal to either (i) LIBOR plus a margin, or (ii) a Base Rate, defined as the higher of (a) the Federal Funds Rate plus .50% or (b) the Prime Rate. The margin is based on the Company’s ratio of “Funded Debt’’ to “EBITDA,’’ as each is defined in the loan agreement. As of January 29, 2005, the margin was 1.5%. In connection with the refinancing, the Company paid debt issuance costs totaling $794,000 that are being amortized over the term of the loan.

On March 8, 2004, the Company amended the terms of the credit facility. Under the terms of the amendment, the maximum amount which may be borrowed under the credit facility was increased to $100,000,000, and the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

due date of the credit facility was extended until May 30, 2007 with two optional one-year extensions. In connection with this amendment, the Company incurred fees of $157,000 in fiscal 2004 which are being amortized over the term of the loan.

On January 27, 2005, the Company amended and restated the terms of the credit facility. Under the terms of the amendment, a $50,000,000 term loan and an accordion feature which allows the Company to seek an increase in the facility of an additional $25,000,000 were added to the facility. The due date of the credit facility was extended until January 27, 2010. As of January 29, 2005, no amounts had been drawn under the term loan and the accordion feature had not been exercised. In connection with the January 27, 2005 amendment, the Company incurred fees of $259,000 in fiscal 2004 which are being amortized over the term of the loan.

As of January 29, 2005, there was $67,400,000 of outstanding debt under the credit facility, of which $10,000,000 bears interest at a fixed rate of 3.58% pursuant to the interest rate swap agreement plus the LIBOR margin under the credit facility. The remaining debt of $57,400,000 bore interest at 5.25%, the Prime Rate, as of January 29, 2005. On February 2, 2005, the Company entered into LIBOR contracts for $30,000,000 and $25,000,000 which currently bear interest at 2.87% plus the margin and 2.75% plus the margin, respectively. Furthermore, the Company had $16,881,000 outstanding in irrevocable letters of credit as of January 29, 2005, which reduced the amount available to borrow under the line of credit to $29,069,000. These letters of credit are primarily issued to insurance carriers to secure the Company’s ability to pay its self-insured workers’ compensation liabilities. They automatically renew annually and may be amended from time to time based on collateral requirements of the carriers. The Company pays a fee on the outstanding letters of credit and unused funds based on the ratio of “Funded Debt’’ to “EBITDA’’ described above. As of January 29, 2005, the fee on the outstanding letters of credit and unused funds was 1.5% and .35%, respectively.

The Company is subject to certain financial covenants under its loan agreement. One of these covenants requires that the Company maintain a minimum consolidated net worth of $126,023,000 plus an aggregate amount equal to 50% of quarterly net income beginning with the fourth quarter of fiscal 2004 (with no reduction for net losses). Other covenants require the Company to maintain a minimum ratio of “EBITDA’’ to “fixed charges’’ of no less than 1.2 to 1, and a maximum ratio of “Funded Debt’’ to “EBITDA’’ of no more than 2.75 to 1. The Company is in compliance with these loan covenants.

The estimated fair value of the Company’s debt at January 29, 2005 and January 31, 2004 approximates book value since the interest rates on nearly all of the outstanding borrowings approximate current market rates.

Future minimum payments under long-term capital leases as of January 29, 2005 are $430,000, $351,000 and $99,000 in fiscal years 2005, 2006 and 2007, respectively, including imputed interest payments of $11,000, $27,000 and $12,000, respectively. All of the note to banks outstanding as of January 29, 2005 matures in fiscal 2009.

On March 21, 2005, the Company borrowed the entire amount of the term loan of $50,000,000. The proceeds of the term loan were used to fund the acquisition of Royal Institutional Services, Inc. and its affiliate (see Note 3), and reduce the amount outstanding on the revolving credit facility. On April 5, 2005, the Company entered into a LIBOR contract for the $50,000,000 outstanding under the term loan which bears interest at 2.87% plus the margin. As a result of the acquisition, the margin on amounts borrowed under the revolving credit facility and term loan increased to 2.0%. The term loan is payable in quarterly installments beginning September 30, 2005, with the final payment due on January 27, 2010.

11. RETIREMENT BENEFITS

The Company has a non-contributory defined benefit pension plan covering primarily all salaried and hourly administrative non-union personnel. The benefit formula is based on years of service and compensation during

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

employment. The funding policy of the pension plan is in accordance with the requirements of the Employee Retirement Income Security Act of 1974. The Company amended the pension plan, effective September 1, 2004, to freeze participation in the plan. No employee shall become a participant in the pension plan on or after that date.

The Company expects to contribute $623,000 to the pension plan in fiscal 2005. The funded status of the plan, the net pension liability at January 1, 2005 and January 1, 2004, and the net pension expense for 2004, 2003 and 2002 were as follows:

(Dollars in thousands)	January 1, 2005	January 1, 2004
Change in benefit obligation:
Benefit obligation at beginning of year	$22,792	$20,701
Service cost	526	539
Interest cost	1,269	1,247
Actuarial loss	110	1,815
Effect of curtailment - Life Uniform participants (Note 7)	(387)	—
Benefits paid	(1,667)	(1,510)
Benefit obligation at end of year	$22,643	$22,792
Change in plan assets:
Fair value of plan assets at beginning of year	$16,856	$15,298
Contributions	510	979
Actual gain on plan assets	949	2,089
Benefits paid	(1,667)	(1,510)
Fair value of plan assets at end of year	$16,648	$16,856
Net pension liability:
Funded status	$(5,995)	$(5,936)
Unrecognized actuarial loss	3,298	3,118
Unrecognized prior service cost	19	57
Unrecognized initial obligation	—	115
Net pension liability at end of year	$(2,678)	$(2,646)
Minimum pension liability:
Accumulated benefit obligation	$(21,387)	$(21,060)
Fair value of plan assets	16,648	16,856
Minimum pension liability at end of year	$(4,739)	$(4,204)
Amounts recognized in the Consolidated Balance Sheets:
Accrued benefit liability	$(4,739)	$(4,204)
Intangible asset	19	172
Accumulated other comprehensive loss	2,042	1,386
Net liability recognized	$(2,678)	$(2,646)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

(Dollars in thousands)	2004	2003	2002
Pension expense:
Service cost	$526	$539	$612
Interest cost	1,269	1,247	1,269
Expected return on plan assets	(1,406)	(1,423)	(1,471)
Plan curtailment (Note 7)	38	—	175
Amortization of prior service cost	20	20	20
Recognized actuarial loss (gain)	95	132	(33)
Net pension expense	$542	$515	$572

	2004	2003	2002
Actuarial assumptions used in determining projected benefit obligation:
Discount rate	5.75%	5.75%	6.25%
Rate of compensation increase	5.00%	5.00%	5.00%
Actuarial assumptions used in determining net pension expense:
Discount rate	5.75%	6.25%	6.75%
Expected return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	5.00%	5.00%	5.00%

The discount rate is determined annually as of the measurement date based upon a review of interest rates associated with long-term, high quality corporate bonds, U.S. Treasury securities and a corporate adjusted duration-matched yield calculated by the Company’s pension plan actuary. The assumed rate of compensation increase reflects historical salary growth information and the Company’s general expectation of future salary growth.

The Company’s pension fund investment policy is to be actively invested in high quality, marketable securities consisting of a balanced portfolio of stocks, bonds and short-term assets and utilizing a long-term value-oriented process with a moderate risk level and an objective of achieving a competitive investment return. The investment portfolio consists of equity and fixed-income components with equities being not more than 55% of the portfolio nor less than 30%. The policy includes investment quality standards and portfolio concentration limitations to lower risk and provide for diversification. It also enumerates prohibited transactions (such as short sales and margin transactions) and prohibited investments (such as commodities, derivatives and restricted stock).

The allocation of plan assets held as of January 1, 2005 and 2004, by asset category, was as follows:

	January 1, 2005	January 1, 2004
Cash and cash equivalents	2%	4%
Equity securities	56%	54%
Fixed-income securities	42%	42%
	100%	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

Due to short-term market fluctuations, the Company’s allocation of plan assets in equity securities as of January 1, 2005 was temporarily not in compliance with the investment policy. This situation was subsequently corrected and as of January 31, 2005, the percentage of plan assets held in equity securities was 55%.

The Company’s long-term, annual rate-of-return-on-assets assumption is determined based upon a combination of review of historical returns on pension plan assets, and advice from the Company’s plan actuary and investment manager as to general expectations of long-term prospective returns on plan assets.

The estimated benefits expected to be paid in future years for the defined benefit plan, reflective of expected future employee service, are as follows (dollars in thousands):

Year	Expected Benefit Payments
2005	$1,377
2006	1,964
2007	1,814
2008	2,125
2009	2,419
2010-2014	12,439

The Company’s 401(k) retirement savings plan provides retirement benefits to eligible employees in addition to those provided by the defined benefit pension plan. The plan permits participants to voluntarily defer up to 12% of their compensation, subject to Internal Revenue Code limitations. The Company contributes a percentage of the employee’s deferrals to the account of each eligible employee. The cost to the Company for this plan was $386,000, $555,000 and $533,000, for fiscal years 2004, 2003 and 2002, respectively. On January 1, 2005, the Company also began contributing 0.5% of the employee’s annual earnings to the 401(k) account of each eligible employee.

The Company maintains a voluntary deferred compensation plan providing retirement benefits to certain employees and directors in return for deferral of compensation payments. The amount of the retirement benefit is determined based on the amount of compensation deferred and is payable over 15 years following retirement. In addition, the Company maintains a supplemental retirement benefit plan for selected employees. The benefit amount is determined as a percentage of final average compensation, as defined, and is generally payable over 10 years beginning at age 65. The liability recorded in deferred compensation and pension liabilities for retirement obligations related to the deferred compensation and supplemental retirement plans as of January 29, 2005 and January 31, 2004 was $12,593,000 and $13,607,000, respectively. The Company has funded these liabilities through the purchase of company-owned life insurance policies on plan participants.

The Company generally does not provide retirees with post-retirement benefits other than pensions.

12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company entered into an interest-rate swap agreement with one of its lenders effective September 9, 2002. The swap agreement fixes the variable portion of the interest rate (excluding a margin) at 3.58% on $10,000,000 of the outstanding debt under the revolving line of credit until termination on May 30, 2007. The Company has elected to apply cash flow hedge accounting for the interest-rate swap agreement in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.’’ Accordingly, the derivative is recorded as an asset or liability at its fair value. The effective portion of changes in the fair value of the derivative, as measured quarterly, is reported in accumulated other comprehensive income, and the ineffective portion, if any, is reported in net income of the current period. The gain (loss) on the derivative included in accumulated other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

comprehensive loss in the years ended January 29, 2005, January 31, 2004 and January 25, 2003 amounted to $156,000, $5,000 and $(170,000), respectively, net of tax. The Company has recorded a long-term liability of $9,000 and $254,000 for the fair value of the derivative as of January 29, 2005 and January 31, 2004, respectively.

To moderate price risk due to market fluctuations, the Company has entered into fixed-price contracts as of January 29, 2005 for approximately 19% of its estimated natural gas purchase requirements in the next 12 months. Although these contracts are considered derivative instruments, they meet the normal purchases exclusion contained in SFAS No. 133, as amended by SFAS No. 138 and SFAS No. 149, and are therefore exempted from the related accounting requirements.

13. PREFERRED STOCK

The Company has two classes of authorized Preferred Stock: Class A, $1 stated value per share, authorized in the amount of 100,000 shares; and Class B, authorized in the amount of 2,500,000 shares. As of January 29, 2005 and January 31, 2004, no shares of Class A or Class B were outstanding.

14. SHAREHOLDER RIGHTS PLAN

The Company has a Shareholder Rights Plan, under which a Right is attached to each share of the Company’s Common Stock. The Rights may only become exercisable under certain circumstances involving actual or potential acquisitions of 20% or more of the Company’s Common Stock by a person or group of affiliated or associated persons. Depending upon the circumstances, if the Rights become exercisable, the holders thereof may be entitled to purchase units of the Company’s Class B Series 2 Junior Participating Preferred Stock, shares of the Company’s Common Stock or shares of common stock of the surviving or acquiring company. The Rights will remain in existence until September 7, 2008, unless they are earlier exercised, redeemed or exchanged.

15. COMMITMENTS AND CONTINGENCIES

Future minimum payments by year and in the aggregate under operating leases with initial or remaining terms of one year or more, consisted of the following at January 29, 2005:

(Dollars in thousands)	Minimum Payments
2005	$6,758
2006	4,827
2007	3,849
2008	2,840
2009	1,677
Later years	2,433
Total minimum lease payments	$22,384

Rental expense of continuing operations for all operating leases for fiscal years 2004, 2003 and 2002 was $7,219,000, $7,036,000 and $6,965,000, respectively.

Prior to the sale of Life Uniform, the Company was a guarantor under certain Life Uniform store lease agreements. These guarantees obligated the Company to make all payments due under the leases until their expiration in the event of default of Life Uniform. In connection with the sale of Life Uniform, the Company requested consents, as required, from landlords to assign the store leases to Healthcare Uniform Company. As a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

condition to such consents, certain landlords required that the Company continue as a guarantor of the leases. Under the Company’s agreement with Healthcare Uniform Company, these guarantees will only extend until the end of each lease’s current term. As of January 29, 2005, the Company is secondarily obligated as a guarantor for 96 store lease agreements and the estimated maximum potential amount of future payments the Company could be required to make under these guarantees is $16,100,000. Although these guarantees expire at various dates through fiscal year 2014, approximately 79 percent of the estimated maximum potential future payments expires by the end of fiscal year 2008.

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

The Company faces a possible exposure to outstanding workers’ compensation claims incurred prior to fiscal 1999 that were sold to a former insurance carrier, in addition to exposure for deposits with that carrier for claims incurred in fiscal years 1999, 2000 and 2001 that have not yet been resolved and for claims in excess of the deductible for fiscal years 1999, 2000, 2001 and 2002. This carrier is experiencing financial difficulties and may be unable to fulfill its obligation to pay these claims, which could have a material unfavorable impact on the Company’s results of operations and financial condition if it is forced to assume these liabilities. The Company estimates its exposure from these outstanding claims and deposits to be approximately $1,700,000 as of January 29, 2005.

The Company faces significant risks and uncertainties to its business operations resulting from certain of its collective bargaining agreements that have expired without any extensions in place, and from certain others that are scheduled to expire in fiscal 2005. The Company believes the renewal of these contracts is being delayed due, in large part, to the corporate campaign undertaken by a labor union that currently represents many of the Company’s employees. Any work interruptions or stoppages that result from this labor unrest could have a material unfavorable impact on the Company’s results of operations and financial condition. Approximately two-thirds of our employees are covered by collective bargaining agreements. Of those employees, approximately 37% are covered by collective bargaining agreements that have expired or will expire within the next year.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

16. UNAUDITED QUARTERLY FINANCIAL DATA

Unaudited quarterly results for 2004 and 2003 are shown below:

Fiscal 2004 Quarter Ended (Dollars in thousands, except per share amounts)	May 1	July 31	October 30	January 29

Textile service revenues	$77,730	$77,864	$78,737	$81,743

Gross profit	$12,167	$12,510	$13,121	$11,138

Income from operations	$1,733	$3,731	$3,142	$2,642

Income from continuing operations	$2,523	$2,771	$2,675	$2,403
(Loss) income from discontinued operations	(2,392)	(1,251)	(1,069)	701
Net income	$131	$1,520	$1,606	$3,104

Income from continuing operations
Basic earnings per share*	$.28	$.31	$.30	$.27
Diluted earnings per share*	$.27	$.30	$.29	$.26

Fiscal 2003 Quarter Ended (Dollars in thousands, except per share amounts)	April 26	July 26	October 25	January 31

Textile service revenues	$71,383	$70,963	$70,576	$78,577

Gross profit	$13,588	$13,868	$12,877	$13,905

Income from operations	$3,532	$3,450	$3,035	$3,743

Income from continuing operations	$2,257	$3,578	$2,195	$2,999
Income (loss) from discontinued operations	83	(598)	(11)	(1,300)
Net income	$2,340	$2,980	$2,184	$1,699

Income from continuing operations
Basic earnings per share*	$.26	$.41	$.25	$.34
Diluted earnings per share*	$.25	$.40	$.24	$.33

*	Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total earnings per share for the year.

Schedule II

ANGELICA CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended January 29, 2005

Reserve for doubtful accounts – deducted from receivables in the balance sheet (dollars in thousands):

Year	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Year Ended January 29, 2005	$843	$2	$335	$510
Year Ended January 31, 2004	674	370	201	843
Year Ended January 25, 2003	1,232	545	1,103	674

(1)	Doubtful accounts written off against reserve provided, net of recoveries.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGELICA CORPORATION
(Registrant)

By:	/s/ Stephen M. O’Hara
Stephen M. O’Hara President and Chief Executive Officer

Date: April 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ Stephen M. O’Hara	By:	/s/ James W. Shaffer
	Stephen M. O’Hara President and Chief Executive Officer (Principal Executive Officer)		James W. Shaffer Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Richard M. Fiorillo
Richard M. Fiorillo (Principal Accounting Officer)

Don W. Hubble *	Susan S. Elliott *
(Don W. Hubble) Director	(Susan S. Elliott) Director

Ronald J. Kruszewski *	Charles W. Mueller *
(Ronald J. Kruszewski) Director	(Charles W. Mueller) Director

Kelvin R. Westbrook *	William A. Peck *
(Kelvin R. Westbrook) Director	(William A. Peck ) Director

*	By his signature below, Stephen M. O’Hara has signed this Form 10-K on behalf of each person named above whose name is followed by an asterisk, pursuant to power of attorney filed with this Form 10-K.

/s/ Stephen M. O’Hara
Stephen M. O’Hara, as attorney-in-fact

Date: April 14, 2005

EXHIBIT INDEX

Exhibit Number	Description

* Asterisk indicates exhibits filed herewith.
** Incorporated by reference from the document listed.

3.1	Restated Articles of Incorporation of the Company, as currently in effect. Filed as Exhibit 3.1 to the Form 10-K for the fiscal year ended January 26, 1991.**

3.2	Current By-Laws of the Company, as last amended January 27, 2004. Filed as Exhibit 3.2 to the Form 10-K for the fiscal year ended January 31, 2004.**

4.1	Shareholder Rights Plan dated August 25, 1998. Filed as Exhibit 1 to Registration Statement on Form 8-A on August 28, 1998.**

10.1	Amended and Restated Loan Agreement with LaSalle Bank N.A. et al, effective January 27, 2005. Filed as Exhibit 10 to a Form 8-K filed February 2, 2005.**

10.2	Angelica Corporation 2004 Equity Incentive Plan for Non-Employee Directors. Filed as Appendix C to the Proxy Statement for the Annual Meeting of Shareholders held on May 25, 2004.**

10.3	Form of Restricted Stock Agreement under the 1999 Performance Plan. Filed as Exhibit 10.3 to the Form 10-Q for fiscal quarter ended July 31, 2004.**

10.4	Form of Restricted Stock Agreement under the 2004 Equity Incentive Plan for Non-Employee Directors. Filed as Exhibit 10.4 to the Form 10-Q for fiscal quarter ended July 31, 2004.**

10.5	Angelica Corporation 1994 Performance Plan (as amended 1/31/95). Filed as Exhibit 10.1 to the Form 10-K for fiscal year ended January 28, 1995.**

10.6	Angelica Corporation Stock Award Plan. Filed as Exhibit 10 to the Form 10-K for fiscal year ended February 1, 1992.**

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

10.11
Restated Deferred Compensation Plan for Non-Employee Directors, filed as Exhibit 10(v) to the Form 10-K for fiscal year ended January 28, 1984. Amendment No. 1 dated November 29, 1994 was filed as Exhibit 10.25 to the Form 10-K for fiscal year ended January 28, 1995.**

10.12
Angelica Corporation 1994 Non-Employee Directors Stock Plan. Filed as Appendix A to the Proxy Statement for the Annual Meeting of Shareholders held on May 23, 1995. First amendment dated January 27, 1998 was filed as Exhibit 10.35 to the Form 10-K for fiscal year ended January 31, 1998.**

10.13	Second Amendment to Angelica Corporation 1994 Non-Employee Directors Stock Plan, dated January 27, 2004. Filed as Exhibit 10.13 to the Form 10-K for fiscal year ended January 31, 2004.**

10.14	Amended specimen form of Stock Option Agreement under the Angelica Corporation 1994 Performance Plan. Filed as Exhibit 10.7 to the Form 10-Q for fiscal quarter ended October 25, 2003.**

10.15	Amended specimen form of Stock Option Agreement under the Angelica Corporation 1999 Performance Plan. Filed as Exhibit 10.8 to the Form 10-Q for fiscal quarter ended October 25, 2003.**

10.16	Form of Indemnification Agreement between the Company and each of its directors and executive officers. Filed as Exhibit 10.22 to the Form 10-K for fiscal year ended January 30, 1999.**

10.17	Retirement Benefit Agreement between the Company and Don W. Hubble dated January 1, 1998. Filed as Exhibit 10.31 to the Form 10-K for fiscal year ended January 31, 1998.**

10.18	Non-Qualified Stock Option Agreement between the Company and Don W. Hubble dated January 2, 1998. Filed as Exhibit 10.32 to the Form 10-K for fiscal year ended January 31, 1998.**

10.19
First Amendment to Non-Qualified Stock Option Agreements between the Company and Don W. Hubble, dated February 5, 2003. Filed as Exhibit 10.22 to the Form 10-K for fiscal year ended January 25, 2003.**

10.20	Retirement Transition Agreement between the Company and Don W. Hubble, dated January 28, 2004. Filed as Exhibit 10.23 to the Form 10-K for fiscal year ended January 31, 2004.**

10.21	Employment Agreement between the Company and Steven L. Frey, dated September 9, 2004. Filed as Exhibit 99.2 to a Form 8-K filed September 9, 2004.**

10.22	Amended and Restated Angelica Corporation 1999 Performance Plan. Filed as Appendix B to the Proxy Statement for the Annual Meeting of Shareholders held May 25, 2004.**

10.23	Employment Agreement between the Company and James W. Shaffer, dated September 9, 2004. Filed as Exhibit 99.3 to a Form 8-K filed September 9, 2004.**

10.24	Employment Agreement between the Company and Paul R. Anderegg, dated September 9, 2004. Filed as Exhibit 99.1 to a Form 8-K filed September 9, 2004.**

10.25	Employment Agreement between the Company and Richard M. Fiorillo, dated September 30, 2004. Filed as Exhibit 10.1 to a Form 8-K filed October 20, 2004.**

10.26	Employment Agreement between the Company and Stephen M. O’Hara, dated September 15, 2003. Filed as Exhibit 10.1 to the Form 10-Q for fiscal quarter ended October 25, 2003.**

10.27	Restricted Stock Agreement between the Company and Stephen M. O’Hara, dated September 15, 2003. Filed as Exhibit 10.2 to the Form 10-Q for fiscal quarter ended October 25, 2003.**

10.28
Non-Qualified Stock Option Agreement between the Company and Stephen M. O’Hara, dated September 15, 2003 (100,000 shares at $19.66 exercise price). Filed as Exhibit 10.3 to the Form 10-Q for fiscal quarter ended October 25, 2003.**

10.29
Non-Qualified Stock Option Agreement between the Company and Stephen M. O’Hara, dated September 15, 2003 (50,000 shares at $25.00 exercise price). Filed as Exhibit 10.4 to the Form 10-Q for fiscal quarter ended October 25, 2003.**

10.30
Non-Qualified Stock Option Agreement between the Company and Stephen M. O’Hara, dated September 15, 2003 (50,000 shares at $30.00 exercise price). Filed as Exhibit 10.5 to the Form 10-Q for fiscal quarter ended October 25, 2003.**

10.31	Amended and Restated Non-Qualified Stock Option Agreement between the Company and Stephen M. O’Hara dated January 27, 2005 (50,000 shares at $30.00 exercise price).*

10.32	Angelica Corporation Mirror 401(k) and Deferred Compensation Plan, dated November 1, 2003. Filed as Exhibit 10.36 to the Form 10-K for fiscal year ended January 31, 2004.**

10.33	Trust under Angelica Corporation Mirror 401(k) and Deferred Compensation Plan, dated November 1, 2003. Filed as Exhibit 10.37 to the Form 10-K for fiscal year ended January 31, 2004.**

21	Subsidiaries of the Company.*

23	Consent of Independent Registered Public Accounting Firm.*

24.1	Power of Attorney submitted by Susan S. Elliott, Don W. Hubble, Ronald J. Kruszewski, Charles W. Mueller, William A. Peck and Kelvin R. Westbrook.*

24.2	Certified copy of Board Resolution authorizing Form 10-K filing utilizing power of attorney.*

31.1	Section 302 Certification of Chief Executive Officer.*

31.2	Section 302 Certification of Chief Financial Officer.*

32.1	Section 906 Certification of Chief Executive Officer.*

32.2	Section 906 Certification of Chief Financial Officer.*

The Company will furnish to any record or beneficial shareholder requesting a copy of this Annual Report on Form 10-K a copy of any exhibit indicated in the above list as filed with this Annual Report on Form 10-K upon payment to it of its reasonable expenses in furnishing such exhibit.