Form 10-Q
period 2005-04-26
ANGELICA CORP /NEW/
filed 2005-06-09
CIK 6571

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended	Commission File
April 30, 2005	Number 1-5674

ANGELICA CORPORATION
(Exact name of Registrant as specified in its charter)

MISSOURI	43-0905260
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

424 South Woods Mill Road
CHESTERFIELD, MISSOURI	63017
(Address of principal executive offices)	(Zip Code)

(314) 854-3800
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes   X   No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   X   No

The number of shares outstanding of Registrant’s Common Stock, par value $1.00 per share, at June 1, 2005 was 9,180,578 shares.

ANGELICA CORPORATION AND SUBSIDIARIES

INDEX TO

APRIL 30, 2005 FORM 10-Q QUARTERLY REPORT

Page Number
Reference

Part I. Financial Information:

Item 1. Condensed Financial Statements:

Consolidated Statements of Income - First Quarter ended
April 30, 2005 and May 1, 2004 (Unaudited)	2

Consolidated Balance Sheets - April 30, 2005
and January 29, 2005 (Unaudited)	3

Consolidated Statements of Cash Flows - First Quarter
ended April 30, 2005 and May 1, 2004 (Unaudited)	4

Notes to Unaudited Consolidated Financial Statements	5-12

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations	13-17

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	18

Item 4. Controls and Procedures	18-19

Part II. Other Information:

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 6. Exhibits	20

Signatures	21

Exhibit Index	22

Index

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands, except per share amounts)

	First Quarter Ended
	April 30, 2005	May 1, 2004

Continuing Operations:
Net revenues	$102,580	$77,730
Cost of services	(87,046)	(65,563)
Gross profit	15,534	12,167
Selling, general and administrative expenses	(12,663)	(10,180)
Amortization of other acquired assets	(811)	(225)
Other operating expense, net	(52)	(29)
Income from operations	2,008	1,733
Interest expense	(1,150)	(280)
Non-operating income, net (Note 4)	539	2,100
Income from continuing operations before taxes	1,397	3,553
Provision for income taxes (Note 5)	(377)	(1,030)
Income from continuing operations	1,020	2,523

Discontinued Operations:
Income from operations of discontinued segment,
net of tax	-	672
Loss on disposal of discontinued segment,
net of tax	-	(3,064)
Loss from discontinued operations	-	(2,392)
Net income	$1,020	$131

Basic earnings per share (Note 7):
Income from continuing operations	$0.11	$0.28
Loss from discontinued operations	-	(0.27)
Net income	$0.11	$0.01

Diluted earnings per share (Note 7):
Income from continuing operations	$0.11	$0.27
Loss from discontinued operations	-	(0.26)
Net income	$0.11	$0.01

The accompanying notes are an integral part of the consolidated financial statements.

Index

CONSOLIDATED BALANCE SHEETS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)
	April 30,	January 29,
	2005	2005

ASSETS
Current Assets:
Cash and short-term investments	$2,488	$926
Receivables, less reserves of $707 and $510	55,210	44,454
Linens in service	45,870	38,846
Prepaid expenses and other current assets	3,371	3,817
Deferred income taxes	4,354	5,386
Total Current Assets	111,293	93,429
Property and Equipment	200,636	193,835
Less —accumulated depreciation	95,100	92,170
Total Property and Equipment	105,536	101,665
Other:
Goodwill (Note 8)	50,586	31,272
Other acquired assets (Note 8)	43,659	24,860
Cash surrender value of life insurance (Note 9)	11,785	30,942
Deferred income taxes	1,515	2,040
Miscellaneous	4,977	4,745
Total Other Assets	112,522	93,859
Total Assets	$329,351	$288,953

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$7,919	$419
Accounts payable	21,349	16,865
Accrued wages and other compensation	6,646	5,145
Deferred compensation and pension liabilities	4,019	4,226
Other accrued liabilities	28,093	29,063
Total Current Liabilities	68,026	55,718

Long-Term Debt, less current maturities (Note 9)	94,706	67,811
Other Long-Term Obligations	13,910	14,068

Shareholders’ Equity:
Common Stock, $1 par value, authorized 20,000,000
shares, issued: 9,471,538 shares	9,472	9,472
Capital surplus	6,594	5,336
Retained earnings	144,632	144,621
Accumulated other comprehensive loss	(1,283)	(1,337)
Unamortized restricted stock	(2,642)	(1,007)
Common Stock in treasury, at cost: 293,967 and 405,304 shares	(4,064)	(5,729)
Total Shareholders’ Equity	152,709	151,356
Total Liabilities and Shareholders’ Equity	$329,351	$288,953

The accompanying notes are an integral part of the consolidated financial statements.

Index

CONSOLIDATED STATEMENTS OF CASH FLOWS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)

	First Quarter Ended
	April 30, 2005	May 1, 2004

Cash Flows from Operating Activities:
Income from continuing operations	$1,020	$2,523
Non-cash items included in income from continuing operations:
Depreciation	3,800	2,711
Amortization	1,139	355
Deferred income taxes	1,558	892
Cash surrender value of life insurance	(168)	(791)
Loss (gain) on sale of assets	61	(1,472)
Change in working capital components of continuing
operations, net of businesses acquired/disposed of	(4,817)	(117)
Other, net	(202)	90
Net cash provided by operating activities of
continuing operations	2,391	4,191

Cash Flows from Investing Activities:
Expenditures for property and equipment, net	(4,341)	(3,199)
Cost of businesses and assets acquired	(49,491)	(6,988)
Disposals of assets	26	1,472
Life insurance premiums paid, net	(149)	(163)
Net cash used in investing activities of continuing operations	(53,955)	(8,878)

Cash Flows from Financing Activities:
Repayments of long-term debt	(41,705)	(23,000)
Borrowings of long-term debt	76,100	30,200
Borrowings from life insurance policy loans	19,474	-
Debt issuance costs	(44)	(145)
Dividends paid	(1,009)	(983)
Treasury stock reissued	488	22
Net cash provided by financing activities of
continuing operations	53,304	6,094

Net cash used in discontinued operations	(178)	(2,702)

Net increase (decrease) in cash and short-term investments	1,562	(1,295)
Balance at beginning of year	926	2,188
Balance at end of period	$2,488	$893

Supplemental cash flow information:
Income taxes paid	$112	$96
Interest paid	$624	$223

The accompanying notes are an integral part of the consolidated financial statements.

Index

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FIRST QUARTER ENDED APRIL 30, 2005
AND MAY 1, 2004

Note 1. Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited, and these consolidated statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005 (fiscal 2004). It is management’s opinion that all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results during the interim period have been included. All significant intercompany accounts and transactions have been eliminated. The results of operations and cash flows for the first quarter ended April 30, 2005 are not necessarily indicative of the results that will be achieved for the full fiscal year 2005.

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

The Company has various stock option and stock bonus plans that provide for the granting of incentive stock options, non-qualified stock options, restricted stock and performance awards to certain employees and directors. As permitted by SFAS No. 123, the Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock and performance-based awards, as to which the amounts charged to expense in the first quarter ended April 30, 2005 and May 1, 2004 totaled $333,000 and $143,000, respectively. During the first quarter ended April 30, 2005, 68,000 shares of restricted stock were granted with a weighted-average share price of $28.88.

Had compensation expense for stock-based compensation plans for the first quarter ended April 30, 2005 and May 1, 2004 been determined consistent with SFAS No. 123, the Company’s net income and earnings per share would approximate the following pro forma amounts:

Index
	First Quarter Ended
	April 30,	May 1,
(Dollars in thousands, except per share amounts)	2005	2004
Net income (loss):
As reported	$1,020	$131
Add: stock-based employee compensation expense
included in net income, net of tax	243	102
Deduct: stock-based employee compensation
expense determined under fair-value based
method for all awards, net of tax	(562)	(248)
Pro forma net income (loss)	$701	$(15)

Basic earnings per share:
As reported	$0.11	$0.01
Pro forma	0.08	0.00

Diluted earnings per share:
As reported	$0.11	$0.01
Pro forma	0.08	0.00

The effect of the application of SFAS No. 123 in this disclosure is not necessarily indicative of the pro forma effect on net income in future periods.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which revises SFAS No. 123 and supersedes APB No. 25 and its related implementation guidance. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values and eliminates the alternative method of accounting for employee share-based payments previously available under APB No. 25. The provisions of this statement are required to be adopted by the Company beginning in the first quarter of fiscal 2006. The impact of adoption of this statement on the Company’s net income in future periods will include the remaining amortization of the fair value of existing unamortized stock options currently disclosed as pro-forma expense above, and is contingent upon the number of future options granted, the selected transition method and the selection between acceptable valuation methodologies for valuing options.

Note 3. Acquisitions

On March 21, 2005, the Company acquired one hundred percent of the issued and outstanding shares of common stock and warrants of Royal Institutional Services, Inc. and its affiliate, The Surgi-Pack Corporation (together “Royal”). The total purchase price of $45,000,000 was paid in cash, plus an additional $834,000 of related acquisition costs. In connection with this transaction, a portion of the purchase price was paid into an escrow account as of the closing of the transaction pending the resolution of certain contingencies set forth in the stock purchase agreement.

Royal is the largest healthcare linen services company in New England, providing full linen management services to the healthcare industry in a manner consistent with the

Index

Company’s core business. With annual revenues of approximately $45,000,000, the Royal acquisition strengthens the Company’s market position in this region of the country. The net assets acquired consisted primarily of working capital, leasehold interests in two operating facilities and the related equipment, and customer contracts. The Company has recorded the preliminary purchase price allocation for this acquisition in the first quarter ended April 30, 2005, and expects to finalize the allocation in the second quarter fiscal 2005 once all required information is obtained.

The results of operations of Royal are included in the Company’s Consolidated Statement of Income for the first quarter ended April 30, 2005 since the date of acquisition on March 21, 2005. Unaudited pro forma consolidated net revenues for the first quarter ended April 30, 2005 and May 1, 2004, assuming the Royal acquisition had been completed as of the beginning of those periods, totaled $109,371,000 and $88,873,000, respectively; and unaudited pro forma consolidated income from continuing operations amounted to $933,000 or $.10 per diluted share, and $2,986,000 or $.33 per diluted share, in the first quarter ended April 30, 2005 and May 1, 2004, respectively. These pro forma amounts are not necessarily indicative of the consolidated results of operations that would have occurred had this acquisition been made at the beginning of each period.

Note 4. Non-Operating Income, Net

In the first quarter of fiscal 2005, the Company recorded non-operating income of $539,000 which included $360,000 from the second cash distribution received in connection with the liquidation of the parent company of an issuer of life insurance policies owned by the Company following its demutualization in 2000. These distributions did not affect the life insurance policies or their cash surrender value. The Company does not anticipate any further significant distributions from this liquidation.

In the first quarter of fiscal 2004, the Company recorded non-operating income of $2,100,000 which included a gain of $1,472,000 from the sale of real estate in Miami, FL. In addition, the Company recognized gains totaling $610,000 for the excess of death benefits from Company-owned life insurance policies surrendered over the cash value of the policies.

Non-operating income, net, also includes interest earned on invested cash balances and notes receivable.

Note 5. Income Taxes

Taxes on income from continuing operations were provided for at an effective tax rate of 27.0 percent and 29.0 percent in the first quarter of fiscal 2005 and fiscal 2004, respectively, based upon the Company’s estimated effective tax rate for the year including the effects of permanent items and tax credits. The effective tax rate of 34.0 percent on the loss from discontinued operations in the first quarter fiscal 2004 reflects the statutory tax rate adjusted for unutilized state net operating losses.

The Company maintains tax reserves pending the resolution of certain tax issues. Once established, these reserves are adjusted as information becomes available or when an event requiring a change in the reserves occurs. The ultimate resolution of tax matters could have a material impact on the Company’s net income and financial condition in the period in which the item is resolved.

Index

The Company believes all deferred tax items will be realized and therefore no valuation allowances have been recorded.

Note 6. Commitments and Contingencies

Prior to the sale of Life Uniform to Healthcare Uniform Company in fiscal 2004, the Company was a guarantor under certain Life Uniform store lease agreements. These guarantees obligated the Company to make all payments due under the leases until their expiration in the event of default of Life Uniform. In connection with the sale of Life Uniform, the Company requested consents, as required, from landlords to assign the store leases to Healthcare Uniform Company. As a condition to such consents, certain landlords required that the Company continue as a guarantor of the leases. Under the Company’s agreement with Healthcare Uniform Company, these guarantees will only extend until the end of each lease’s current term. As of April 30, 2005, the Company is secondarily obligated as a guarantor for 90 store lease agreements and the estimated maximum potential amount of future payments the Company could be required to make under these guarantees is $15,000,000. Although these guarantees expire at various dates through fiscal year 2014, approximately 77 percent of the estimated maximum potential future payments expires by the end of fiscal year 2008.

The Company has provided certain indemnities to the buyer in connection with the sale of Life Uniform. Although indemnification claims are generally subject to an aggregate limit of $6,000,000, the Company believes the likelihood of making any payments for indemnification claims is remote and has reserved accordingly.

The Company faces a possible exposure to outstanding workers’ compensation claims incurred prior to fiscal 1999 that were sold to a former insurance carrier, in addition to exposure for deposits with that carrier for claims incurred in fiscal years 1999, 2000 and 2001 that have not yet been resolved and for claims in excess of the deductible for fiscal years 1999, 2000, 2001 and 2002. This carrier is experiencing financial difficulties and may be unable to fulfill its obligation to pay these claims, which could have a material unfavorable impact on the Company’s results of operations and financial condition if it is forced to assume these liabilities. The Company estimates its exposure from these outstanding claims and deposits to be approximately $1,536,000 as of April 30, 2005.

The Company faces significant risks and uncertainties to its business operations resulting from certain of its collective bargaining agreements that have expired without any extensions in place, and from certain others that are scheduled to expire in fiscal 2005. The Company believes the renewal of these contracts is being delayed due, in large part, to the corporate campaign undertaken by a labor union that currently represents many of the Company’s employees. Any work interruptions or stoppages that result from this labor unrest could have a material unfavorable impact on the Company’s results of operations and financial condition. Approximately two-thirds of the Company’s employees are covered by collective bargaining agreements. Of those employees, approximately 36 percent are covered by collective bargaining agreements that have expired or will expire within one year from April 30, 2005. The Company is actively negotiating with the labor union to renew the expired labor contracts and reach agreement on the broader union organizing and collective bargaining issues in dispute.

Index

Note 7. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of Common and Common equivalent shares outstanding.

The following table reconciles weighted average shares outstanding to amounts used to calculate basic and diluted earnings per share for the first quarter ended April 30, 2005 and May 1, 2004 (shares in thousands):

	First Quarter Ended
	April 30,	May 1,
	2005	2004

Weighted average shares:
Average shares outstanding	9,032	8,876
Effect of dilutive securities	279	229
Average shares outstanding,
adjusted for dilutive effects	9,311	9,105

Note 8. Goodwill and Other Acquired Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company performed its annual goodwill impairment test at the end of the third quarter of fiscal 2004 which resulted in no indication of impairment. During the first quarter ended April 30, 2005, the Company recorded goodwill from business combinations totaling $19,314,000, due principally to the acquisition of Royal disclosed in Note 3.

During the first quarter ended April 30, 2005, the Company acquired customer contracts of Royal and various other laundry businesses valued at $13,136,000, with amortization periods of mainly 15 years, and non-compete covenants with a value of $6,474,000 to be amortized over 10 years. Other acquired assets consisted of the following (dollars in thousands):

	April 30, 2005			January 29, 2005

	Gross		Other	Gross		Other
	Carrying	Accumulated	Acquired	Carrying	Accumulated	Acquired
	Amount	Amortization	Assets, net	Amount	Amortization	Assets, net

Customer contracts	$40,771	$(6,205)	$34,566	$27,635	$(5,619)	$22,016
Non-compete covenants	10,484	(1,391)	9,093	4,010	(1,166)	2,844

Other acquired assets	$51,255	$(7,596)	$43,659	$31,645	$(6,785)	$24,860

Goodwill and other acquired assets recorded in connection with the Royal acquisition are based on the preliminary purchase price allocation, which is subject to change once all required information is obtained.

Aggregate amortization expense for the first quarter ended April 30, 2005 and May 1, 2004

Index

amounted to $811,000 and $225,000, respectively. Other acquired assets are scheduled to be fully amortized by fiscal year 2020 with corresponding annual amortization expense estimated for each of the next five fiscal years as follows (dollars in thousands):

2005	$3,921
2006	4,103
2007	4,021
2008	3,627
2009	3,344

Note 9. Long Term Debt

On March 21, 2005, the Company borrowed the entire amount of its term loan of $50,000,000. The proceeds of the term loan were used to fund the acquisition of Royal (see Note 3), and reduce the amount outstanding on the Company’s revolving credit facility. On April 5, 2005, the Company entered into a LIBOR contract for the $50,000,000 outstanding under the term loan which bears interest at 2.87 percent plus a margin (2.0 percent as of April 30, 2005) based on the Company’s ratio of “Funded Debt” to “EBITDA,” as each is defined in the loan agreement. The term loan is payable in quarterly installments beginning September 30, 2005, with the final payment due on January 27, 2010.

The Company is subject to certain financial covenants under its loan agreement. One of these covenants requires that the Company maintain a minimum consolidated net worth of $126,023,000 plus an aggregate amount equal to 50 percent of quarterly net income beginning with the fourth quarter of fiscal 2004 (with no reduction for net losses). Other covenants require the Company to maintain a minimum ratio of “EBITDA” to “fixed charges” of no less than 1.2 to 1, and a maximum ratio of “Funded Debt” to “EBITDA” of no more than 2.75 to 1. The Company was in compliance with these loan covenants as of April 30, 2005.

At the end of the first quarter fiscal 2005, the Company borrowed a total of $19,474,000 from the issuers of its company-owned life insurance policies against the cash surrender value of the policies. The proceeds of the policy loans were used to reduce the amount outstanding on the revolving credit facility as of April 30, 2005. The loans bear interest at variable rates ranging from 5.7 percent to 6.4 percent, or a fixed rate of 8.0 percent. The proceeds upon surrender of the policies will be reduced by the amount of any loans outstanding, unless repaid by the Company prior to that time. The total amount borrowed is netted against cash surrender value of life insurance in the Consolidated Balance Sheet as of April 30, 2005.

Note 10. Derivative Instruments and Hedging Activities

The Company entered into an interest-rate swap agreement with one of its lenders effective September 9, 2002. The swap agreement fixes the variable portion of the interest rate (excluding a margin) at 3.58 percent on $10,000,000 of the outstanding debt under the revolving line of credit until termination on May 30, 2007. The Company has elected to apply cash flow hedge accounting for the interest-rate swap agreement in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, the derivative is recorded as an asset or liability at its fair value. The effective

Index

portion of changes in the fair value of the derivative, as measured quarterly, is reported in accumulated other comprehensive income, and the ineffective portion, if any, is reported in net income of the current period. The gain on the derivative included in accumulated other comprehensive loss in the first quarter ended April 30, 2005 and May 1, 2004 amounted to $54,000 and $89,000, respectively, net of tax. The Company has recorded a long-term asset (liability) of $67,000 and $(9,000) for the fair value of the derivative as of April 30, 2005 and January 29, 2005, respectively.

To moderate price risk due to market fluctuations, the Company has entered into fixed-price contracts as of April 30, 2005 for approximately 23 percent of its estimated natural gas purchase requirements in the next 12 months. Although these contracts are considered derivative instruments, they meet the normal purchases exclusion contained in SFAS No. 133, as amended by SFAS No. 138 and SFAS No. 149, and are therefore exempted from the related accounting requirements.

Note 11. Comprehensive Income

Comprehensive income, consisting primarily of net income and changes in the fair value of derivatives used for interest rate risk management, net of taxes, totaled $1,074,000 and $217,000 for the first quarter ended April 30, 2005 and May 1, 2004, respectively.

Note 12. Retirement Benefits

The Company has a non-contributory defined benefit pension plan covering primarily salaried and hourly administrative non-union personnel. The benefit formula is based on years of service and compensation during employment. The funding policy of the pension plan is in accordance with the requirements of the Employee Retirement Income Security Act of 1974. The Company amended the pension plan, effective September 1, 2004, to freeze participation in the plan. No employee shall become a participant in the pension plan on or after that date.

The net periodic pension expense recognized in the first quarter ended April 30, 2005 and May 1, 2004 was as follows:

	First Quarter Ended
	April 30,	May 1,
(Dollars in thousands)	2005	2004
Pension expense:
Service cost	$105	$149
Interest cost	317	319
Expected return on plan assets	(333)	(353)
Amortization of prior service cost	5	5
Recognized actuarial loss	-	29
Net periodic pension expense	$94	$149

Index

Note 13. New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a voluntary change in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change, instead of including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FIRST QUARTER ENDED APRIL 30, 2005
COMPARED WITH
FIRST QUARTER ENDED MAY 1, 2004

General

Angelica Corporation is a leading provider of outsourced linen management services to the healthcare industry in the United States. We offer comprehensive linen management services to the U.S. healthcare industry, including hospitals, long-term care facilities, surgery centers, medical clinics, dental offices, and other medical providers. Among the items that we clean and provide, on either a rental or customer-owned basis, are bed linens, towels, gowns, scrubs, surgical linens and surgical packs, as well as mops, mats and other dust control products. To a more limited extent, we also provide linen management services to customers in the hospitality business. Currently, we operate 35 laundry facilities and serve customers in 24 states.

Results of Operations

First quarter fiscal 2005 net revenues were $102.6 million, an increase of $24.9 million, or 32.0 percent, compared with the same period in fiscal 2004. Organic growth from net new business additions and price increases contributed 4.1 percent, or $3.2 million, of the first quarter increase, with the other 27.9 percent, or $21.7 million, coming from recent acquisition activity net of divestitures. Acquisitions during the first quarter of fiscal 2005 contributed $5.2 million of the revenue increase. The quarter also benefited from revenue from acquisitions completed in fiscal 2004, accounting for another $18.4 million of the first quarter fiscal 2005 revenue increase, partially offset by the loss of $1.9 million of revenue due to non-healthcare customer accounts sold in fiscal 2004. New business installed during the first quarter of fiscal 2005, net of cancellations of existing business, represented $5.2 million in annualized revenue compared with $9.6 million in last fiscal year’s first three months. The prior year quarter included the acquisition of the Duke University Health System laundry operations. Excluding the effect of the Duke acquisition, new business net of cancellations of existing business was $4.3 million in the first quarter fiscal 2004.

Cost of services of $87.0 million in the first quarter of fiscal 2005 increased by $21.5 million, or 32.8 percent, from the same year ago period. The principal factor for this increase is our higher revenue level resulting from the acquisitions we have completed. Production labor costs increased $9.6 million to 34.4 percent of revenues in first quarter fiscal 2005 versus 33.0 percent of revenues in first quarter fiscal 2004. Included in this increase were $0.3 million of strike preparation costs associated with a threatened labor stoppage on May 5th by UNITE HERE, a labor union representing approximately two-thirds of our production employees. Natural gas costs rose also to 5.0 percent of revenues in fiscal 2005 from 4.4 percent of revenues in fiscal 2004. Also contributing to the increased cost of

Index

services was an increase in depreciation expense of $0.8 million due to recent acquisitions and higher capital expenditures, and an increase in delivery fuel to 1.6 percent of revenues from 1.4 percent of revenues in fiscal 2004. Offsetting these increases was a decline in linen expense to 16.9 percent of revenues in first quarter fiscal 2005 from 18.9 percent of revenues in first quarter fiscal 2004. The reduction in linen expense as a percentage of revenues primarily reflects an increase in non-rental customers obtained through acquisitions and secondarily lower linen prices from new procurement efforts.

Gross margin percentage increased from 13.6 percent in fourth quarter fiscal 2004 to 15.1 percent in first quarter fiscal 2005, although it declined from the 15.7 percent in the year ago period for the reasons noted above.

In the first quarter fiscal 2005, selling, general and administrative expenses increased by $2.5 million over first quarter fiscal 2004 to $12.7 million due primarily to higher revenues. Selling, general and administrative expenses declined as a percent of revenues to 12.3 percent compared with 13.1 percent a year ago reflecting the efficiencies from our increasing scale offset by increased corporate expenses associated with Sarbanes-Oxley compliance and long-term compensation expense from the impact of our move in 2003 away from stock options to using performance-based restricted stock, which is expensed.

Income from operations increased 15.9 percent compared with first quarter fiscal 2004 due to the impact of the increased revenues, offset to some extent by the previously mentioned increased production costs as well as an increase in amortization expense. Amortization expense of other acquired assets increased by $0.6 million, or 260.4 percent, to $0.8 million in the first quarter of fiscal 2005, reflecting the impact of intangible assets acquired during the first quarter of fiscal 2005 as well as those acquired in fiscal 2004.

Interest expense in first quarter fiscal 2005 increased by $0.9 million, or 310.7 percent, to $1.2 million resulting from the increased indebtedness incurred to finance acquisitions, plus an increase in interest rates from an average 4.1 percent in first quarter fiscal 2004 to an average 4.7 percent in first quarter fiscal 2005. At April 30, 2005, we had $51.9 million in total debt outstanding under a revolving loan agreement with a bank credit facility along with a $50.0 million term loan. In addition, we borrowed $19.5 million against the cash surrender value of life insurance policies we own. Interest from bank and insurance debt is included in our interest expense. During the quarter we utilized $45 million of this debt to purchase Royal Institutional Services, Inc, and its affiliate, The Surgi-Pack Corporation.

We recorded $0.5 million pretax non-operating income during the first quarter of fiscal 2005 primarily due to a $0.4 million distribution from the liquidation of the parent company of the issuer of life insurance policies we own. During the first quarter of fiscal 2004, we recorded pretax non-operating income of $2.1 million, due primarily to gains of $1.5 million from the sale of real estate we owned in Miami, Florida and $0.6 million of death benefits from company-owned life insurance policies surrendered.

The 63.4 percent decrease in the provision for income tax to $0.4 million in the first quarter of fiscal 2005, from $1.0 million during the first quarter of fiscal 2004 reflects the lower pretax income and the lower tax rate of 27 percent in first quarter fiscal 2005,

Index

compared with 29 percent in first quarter fiscal 2004. Net income from continuing operations of $1.0 million in the first quarter of fiscal 2005 decreased 59.6 percent from the same quarter last fiscal year as the increased interest expense and decreased non-operating income mentioned above offset the increase in operating income.

Financial Condition

As of April 30, 2005, working capital totaled $43.3 million and the current ratio (i.e., the ratio of current assets to current liabilities) was 1.6 to 1, compared with $37.7 million and 1.7 to 1, respectively, at January 29, 2005. The increase in working capital reflects increases in receivables and linens in service, partially offset by increases in current maturities of long-term debt and accounts payable.

Receivables and linens in service increased by $10.8 million and $7.0 million, respectively, in the first quarter fiscal 2005 as a result of acquisitions. In addition, an investment of $1.8 million was made to increase linen inventories in preparation for the threatened labor action by UNITE HERE. Accounts receivable days outstanding increased to 46 from 42 days sales outstanding at the end of fiscal 2004. The increase reflects the integration of receivables associated with certain acquisitions. This is expected to be a temporary situation as days sales outstanding are projected to return to a more normalized level and closer to our historical experience as all of our acquisitions are integrated into our existing systems and operations. Increases in total property and equipment of $3.9 million and goodwill and other acquired assets of $38.1 million reflect mainly the cost of the business acquired in first quarter fiscal 2005.

The increase in current maturities of long-term debt of $7.5 million in the first three months this year reflects the current portion of our term loan. Accounts payable increased by $4.5 million attributable to both our larger scale as well as the additional linens purchased during the first quarter in preparation for the threatened union action. Long-term debt of $94.7 million as of April 30, 2005 was $26.9 million greater than at January 29, 2005, reflecting additional borrowing to fund the acquisition completed in first quarter fiscal 2005. Our ratio of total debt to total capitalization as of April 30, 2005 was 40.2 percent compared to 31.1 percent as of January 29, 2005. Book value per share at the end of first quarter fiscal 2005 was $16.64, a slight decline from $16.69 as of January 29, 2005.

Liquidity and Capital Resources

Cash flow provided by operating activities of continuing operations decreased $1.8 million in the three months ended April 30, 2005 compared with the same period a year ago. In the first quarter of fiscal 2005, we recorded a $4.8 million net increase in working capital components of continuing operations compared with a $0.1 million net change in the year ago period primarily due to increases in accounts receivable and linens in service, partially offset by increased accounts payable. These increases reflect the acquisitions made in fiscal 2004. In addition, linens in service and accounts payable were also affected, by purchases of linen in preparation for the threatened union action.

Cash flows from investing activities in the three months ended April 30, 2005 include

Index

$49.5 million of cost of businesses acquired, including cash paid for Royal and the final payment of $3.6 million for the acquisition of the Duke University Health System laundry in the previous year. During first quarter fiscal 2005 we received a $0.4 million distribution from the liquidation of the parent company of an issuer of life insurance policies we own. Capital expenditures were $1.1 million higher during the first quarter this year compared with the same period last year as we continue to invest in energy-saving and labor-saving equipment in our facilities.

As of April 30, 2005, there was $101.9 million outstanding debt under our credit facility, including $50 million term loan and $51.9 million under the revolving loan agreement. Of this amount, $10 million bears interest at a fixed rate of 3.58 percent pursuant to an interest rate swap agreement plus a margin under the credit facility (2.0 percent as of April 30, 2005). Another $85 million was in LIBOR contracts bearing interest of 2.75 percent to 2.89 percent plus the margin. The remaining $6.9 million is charged our base rate (prime) of 5.75 percent.

In addition to amounts due under our loan agreement, at the end of the first quarter we borrowed $19.5 million against the cash surrender value of life insurance policies we own. The proceeds of these loans, bearing interest at variable rates ranging from 5.7 percent to 6.4 percent, or a fixed rate of 8.0 percent, were used to pay down our revolving line of credit. Approximately 88 percent of this debt was charged a variable rate. On April 30, 2005, we also had $13.3 million in irrevocable letters of credit outstanding, which reduced the amount available to borrow under the loan agreement to $4.9 million.

We are subject to certain financial covenants under our loan agreement. The covenants require us to maintain a minimum ratio of “EBITDA” to “fixed charges” (as defined in the loan documents) of no less than 1.2 to 1, and a maximum ratio of “Funded Debt” to “EBITDA” of no more than 2.75 to 1. We are also required to maintain a minimum consolidated net worth of $126,023,000 plus an aggregate amount equal to 50 percent of quarterly net income beginning with the fourth quarter fiscal 2004 (with no reductions for net losses). We were in compliance with these debt covenants as of April 30, 2005.

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

FORWARD-LOOKING STATEMENTS

Any forward-looking statements made in this document reflect the Company’s current views with respect to future events and financial performance and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that may cause actual results to differ materially from those set forth in these statements. These potential risks

Index

and uncertainties include, but are not limited to, competitive and general economic conditions, the ability to retain current customers and to add new customers in competitive market environments, competitive pricing in the marketplace, delays in the shipment of orders, ability to mitigate work disruptions at our plants arising from a union’s corporate campaign against the Company, availability of labor at appropriate rates, availability and cost of energy and water supplies, the cost of workers’ compensation and healthcare benefits, the ability to attract and retain key personnel, the ability of the Company to recover its seller note and avoid future lease obligations as part of its sale of Life Uniform, the ability of the Company to accomplish its strategy of redirecting its resources to its healthcare linen management business in a timely and financially advantageous manner, unusual or unexpected cash needs for operations or capital transactions, the effectiveness of certain expense reduction initiatives, the ability to obtain financing in required amounts and at appropriate rates and terms, the ability to identify, negotiate, fund, consummate and integrate acquisitions, and other factors which may be identified in the Company’s filings with the Securities and Exchange Commission.

Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to commodity price risk related to the use of natural gas in its laundry plants. The total cost of natural gas in the first quarter ended April 30, 2005 was $5,120,000. To reduce the uncertainty of fluctuating energy prices, the Company has entered into fixed-price contracts as of April 30, 2005 for approximately 23 percent of its estimated natural gas purchase requirements in the next 12 months. A hypothetical 10 percent increase in the cost of natural gas not covered by these contracts would result in a reduction of approximately $1,577,000 in annual pretax earnings.

The Company is also exposed to commodity price risk resulting from the consumption of gasoline and diesel fuel for delivery trucks. The total cost of delivery fuel in the first quarter ended April 30, 2005 was $1,836,000. A hypothetical 10 percent increase in the cost of delivery fuel would result in a decrease of approximately $734,000 in annual pretax earnings.

The Company’s exposure to interest rate risk relates primarily to its variable-rate bank debt and life insurance policy loans. As of April 30, 2005, there was $101,900,000 of outstanding debt under the bank credit facility, of which $10,000,000 bears interest at a fixed rate of 3.58 percent (plus a margin) under an interest-rate swap agreement entered into by the Company with one of its lenders to moderate the exposure. Amounts borrowed under the credit facility in excess of the $10,000,000 covered by the interest-rate swap agreement bear interest at a rate equal to either (i) LIBOR plus a margin, or (ii) a Base Rate, defined as the higher of (a) the Federal Funds Rate plus .50 percent or (b) the Prime Rate. The margin is based on the Company’s ratio of “Funded Debt” to “EBITDA,” as each is defined in the Loan Agreement. As of April 30, 2005, the margin was 2.0 percent. Of the $19,474,000 in life insurance policy loans outstanding as of April 30, 2005, a total of $17,085,000 of these loans bears interest at variable rates ranging from 5.7 percent to 6.4 percent. A hypothetical increase of 100 basis points in short-term interest rates applicable to the outstanding variable-rate debt not covered by the interest-rate swap agreement would result in a reduction of approximately $1,090,000 in annual pretax earnings.

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

Index

controls and procedures are effective in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the May 24, 2005 Annual Meeting of Shareholders, each of three nominees for directors of the Company was elected based on the following votes:

	Votes	Votes
Name	“For”	“Withheld”

For terms expiring at the 2008 Annual Meeting:

Charles W. Mueller	8,333,473	182,016
William A. Peck	8,430,937	84,552
Ronald N. Riner	8,489,093	26,396

Ronald J. Kruszewski and Stephen M. O’Hara, with terms ending in 2006, and Susan S. Elliott, Don W. Hubble and Kelvin R. Westbrook, with terms ending in 2007, all continue as directors of the Company.

The shareholders rejected a shareholder proposal regarding senior executive retirement benefits. The tabulation was as follows: 2,892,074 voting for, 3,038,733 voting against, 17,678 abstaining, and 2,567,002 broker non-votes.

Item 6. Exhibits

(a) See Exhibit Index on page 22.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Angelica Corporation
(Registrant)

Date: June 9, 2005	/s/ James W. Shaffer
James W. Shaffer
Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Richard M. Fiorillo
Richard M. Fiorillo
Principal Accounting Officer

Index

EXHIBIT INDEX

Exhibit
Number	Description

*Asterisk indicates exhibits filed herewith.
**Incorporated by reference from the document listed.

3.1	Restated Articles of Incorporation of the Company, as currently in effect. Filed as Exhibit 3.1 to the Form 10-K for the fiscal year ended January 26, 1991.**

3.2	Current By-Laws of the Company, as last amended January 27, 2004. Filed as Exhibit 3.2 to the Form 10-K for the fiscal year ended January 31, 2004.**

4.1	Shareholder Rights Plan dated August 25, 1998. Filed as Exhibit 1 to Registration Statement on Form 8-A on August 28, 1998.**

10.1	Employment Agreement between the Company and David A. Van Vliet, dated June 1, 2005. Filed as Exhibit 10.1 to a Form 8-K filed June 6, 2005.**

10.2	Non-Qualified Stock Option Agreement between the Company and David A. Van Vliet, dated June 6, 2005 (50,000 shares at $27.00 exercise price).*

10.3	Non-Qualified Stock Option Agreement between the Company and David A. Van Vliet, dated June 6, 2005 (25,000 shares at $28.35 exercise price).*

10.4	Non-Qualified Stock Option Agreement between the Company and David A. Van Vliet, dated June 6, 2005 (25,000 shares at $29.70 exercise price).*

10.5	Restricted Stock Agreement between the Company and David A. Van Vliet, dated June 6, 2005.*

31.1	Section 302 Certification of Chief Executive Officer.*

31.2	Section 302 Certification of Chief Financial Officer.*

32.1	Section 906 Certification of Chief Executive Officer.*

32.2	Section 906 Certification of Chief Financial Officer.*