Form 10-Q
period 2005-07-30
ANGELICA CORP /NEW/
filed 2005-09-08
CIK 6571

==============================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

      For The Quarter Ended                          Commission File
          July 30, 2005                               Number 1-5674


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |X| No |_|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |_| No |X|

The number of shares outstanding of Registrant's Common Stock, par value
$1.00 per share, at September 1, 2005 was 9,275,823 shares.
==============================================================================

                    ANGELICA CORPORATION AND SUBSIDIARIES

                                  INDEX TO

                  JULY 30, 2005 FORM 10-Q QUARTERLY REPORT

                                                                     Page Number
                                                                     -----------
                                                                      Reference
                                                                      ---------
PART I.   FINANCIAL INFORMATION:

    Item 1.  Condensed Financial Statements:

       Consolidated Statements of Income - Second Quarter and
         First Half ended July 30, 2005 and July 31, 2004 (Unaudited)     2

       Consolidated Balance Sheets - July 30, 2005
         and January 29, 2005 (Unaudited)                                 3

       Consolidated Statements of Cash Flows - First Half
         ended July 30, 2005 and July 31, 2004 (Unaudited)                4

       Notes to Unaudited Consolidated Financial Statements              5-13

    Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations                    14-18

    Item 3.  Quantitative and Qualitative Disclosures
       About Market Risk                                                 19

    Item 4.  Controls and Procedures                                    19-20

PART II.  OTHER INFORMATION:

    Item 6.  Exhibits                                                    21

    Signatures                                                           22

    Exhibit Index                                                        23

                        PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands, except per share amounts)

                                                                         Second Quarter Ended                First Half Ended
                                                                       ------------------------         --------------------------
                                                                       July 30,        July 31,          July 30,         July 31,
                                                                         2005            2004              2005             2004
                                                                       --------        --------         ---------        ---------
CONTINUING OPERATIONS:
Net revenues                                                           $107,240        $ 77,864         $ 209,820        $ 155,594
Cost of services                                                        (93,678)        (65,354)         (180,724)        (130,917)
                                                                       --------        --------         ---------        ---------
  Gross profit                                                           13,562          12,510            29,096           24,677
Selling, general and administrative expenses                            (12,980)        (10,095)          (25,643)         (20,275)
Amortization of other acquired assets                                    (1,053)           (229)           (1,864)            (454)
Other operating income, net                                                 682           1,545               630            1,516
                                                                       --------        --------         ---------        ---------
  Income from operations                                                    211           3,731             2,219            5,464
Interest expense                                                         (1,756)           (301)           (2,906)            (581)
Non-operating income, net (Note 4)                                          258               2               797            2,102
                                                                       --------        --------         ---------        ---------
  (Loss) income from continuing operations pretax                        (1,287)          3,432               110            6,985
Benefit (provision) for income taxes (Note 5)                               353            (661)              (24)          (1,691)
                                                                       --------        --------         ---------        ---------
(Loss) income from continuing operations                                   (934)          2,771                86            5,294
                                                                       --------        --------         ---------        ---------

DISCONTINUED OPERATIONS:
Loss from operations of discontinued segment,
 net of tax                                                                   -          (1,307)                -             (635)
Gain (loss) on disposal of discontinued segment,
 net of tax                                                                   -              56                 -           (3,008)
                                                                       --------        --------         ---------        ---------
Loss from discontinued operations                                             -          (1,251)                -           (3,643)
                                                                       --------        --------         ---------        ---------
Net (loss) income                                                      $   (934)       $  1,520         $      86        $   1,651
                                                                       ========        ========         =========        =========

BASIC (LOSS) EARNINGS PER SHARE (NOTE 7):
  (Loss) income from continuing operations                             $  (0.10)       $   0.31         $    0.01        $    0.60
  Loss from discontinued operations                                           -           (0.14)                -            (0.41)
                                                                       --------        --------         ---------        ---------
Net (loss) income                                                      $  (0.10)       $   0.17         $    0.01        $    0.19
                                                                       ========        ========         =========        =========

DILUTED (LOSS) EARNINGS PER SHARE (NOTE 7):
  (Loss) income from continuing operations                             $  (0.10)       $   0.30         $    0.01        $    0.58
  Loss from discontinued operations                                           -           (0.13)                -            (0.40)
                                                                       --------        --------         ---------        ---------
Net (loss) income                                                      $  (0.10)       $   0.17         $    0.01        $    0.18
                                                                       ========        ========         =========        =========


The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)

                                                                                  July 30,               January 29,
                                                                                    2005                    2005
                                                                                  --------                --------
ASSETS
------
Current Assets:
    Cash and short-term investments                                               $    658                $    926
    Receivables, less reserves of $806 and $510                                     57,160                  44,454
    Linens in service                                                               43,892                  38,846
    Prepaid expenses and other current assets                                        2,602                   3,817
    Deferred income taxes                                                            5,319                   5,386
                                                                                  --------                --------
      Total Current Assets                                                         109,631                  93,429
                                                                                  --------                --------
Property and Equipment                                                             206,894                 193,835
Less -- accumulated depreciation                                                    98,163                  92,170
                                                                                  --------                --------
    Total Property and Equipment                                                   108,731                 101,665
                                                                                  --------                --------
Other:
  Goodwill (Note 8)                                                                 50,584                  31,272
  Other acquired assets (Note 8)                                                    42,705                  24,860
  Cash surrender value of life insurance (Note 9)                                    8,548                  30,942
  Deferred income taxes                                                              1,205                   2,040
  Miscellaneous                                                                      5,110                   4,745
                                                                                  --------                --------
    Total Other Assets                                                             108,152                  93,859
                                                                                  --------                --------
Total Assets                                                                      $326,514                $288,953
                                                                                  ========                ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Current maturities of long-term debt                                            $ 10,419                   $ 419
  Accounts payable                                                                  17,009                  16,865
  Accrued wages and other compensation                                               5,792                   5,145
  Deferred compensation and pension liabilities                                      3,720                   4,226
  Other accrued liabilities                                                         30,372                  29,063
                                                                                  --------                --------
    Total Current Liabilities                                                       67,312                  55,718
                                                                                  --------                --------

Long-Term Debt, less current maturities (Note 9)                                    93,301                  67,811
Other Long-Term Obligations                                                         13,619                  14,068

Shareholders' Equity:
  Common Stock, $1 par value, authorized 20,000,000
   shares, issued: 9,471,538 shares                                                  9,472                   9,472
  Capital surplus                                                                    7,013                   5,336
  Retained earnings                                                                142,686                 144,621
  Accumulated other comprehensive loss                                              (1,248)                 (1,337)
  Unamortized restricted stock                                                      (2,911)                 (1,007)
  Common Stock in treasury, at cost: 202,711 and 405,304 shares                     (2,730)                 (5,729)
                                                                                  --------                --------
    Total Shareholders' Equity                                                     152,282                 151,356
                                                                                  --------                --------
Total Liabilities and Shareholders' Equity                                        $326,514                $288,953
                                                                                  ========                ========

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)

                                                                                        First Half Ended
                                                                             -------------------------------------
                                                                             July 30, 2005           July 31, 2004
                                                                             -------------           -------------

Cash Flows from Operating Activities:
  Income from continuing operations                                            $     86                $  5,294
  Non-cash items included in income from continuing operations:
    Depreciation                                                                  7,786                   5,690
    Amortization                                                                  2,534                     799
    Deferred income taxes                                                           902                   1,080
    Cash surrender value of life insurance                                         (594)                 (1,232)
    Gain on sale of assets                                                         (610)                 (2,807)
  Change in working capital components of continuing
   operations, net of businesses acquired/disposed of                            (5,837)                 (1,493)
  Other, net                                                                       (488)                   (358)
                                                                               --------                --------
Net cash provided by operating activities of
 continuing operations                                                            3,779                   6,973
                                                                               --------                --------


Cash Flows from Investing Activities:
  Expenditures for property and equipment, net                                  (11,355)                 (6,185)
  Cost of businesses and assets acquired                                        (49,967)                 (7,500)
  Disposals of assets                                                               145                   3,886
  Life insurance premiums paid, net                                                (211)                    962
                                                                               --------                --------
Net cash used in investing activities of continuing operations                  (61,388)                 (8,837)
                                                                               --------                --------


Cash Flows from Financing Activities:
  Repayments of long-term debt                                                  (81,910)                (54,601)
  Borrowings of long-term debt                                                  117,400                  55,500
  Borrowings from life insurance policy loans                                    22,988                       -
  Debt issuance costs                                                              (192)                   (157)
  Dividends paid                                                                 (2,021)                 (1,969)
  Treasury stock reissued                                                         1,276                     227
                                                                               --------                --------
Net cash provided by (used in) financing activities of
 continuing operations                                                           57,541                  (1,000)
                                                                               --------                --------

Net cash (used in) provided by discontinued operations                             (200)                 10,637
                                                                               --------                --------


Net (decrease) increase in cash and short-term investments                         (268)                  7,773
Balance at beginning of year                                                        926                   2,188
                                                                               --------                --------
Balance at end of period                                                       $    658                $  9,961
                                                                               ========                ========

Supplemental cash flow information:
  Income taxes paid                                                            $     99                $     89
  Interest paid, net of amounts capitalized                                    $  2,286                $    506


The accompanying notes are an integral part of the consolidated financial statements.

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                     SECOND QUARTER AND FIRST HALF ENDED
                       JULY 30, 2005 AND JULY 31, 2004

Note 1.  Basis of Presentation
------------------------------

       The accompanying condensed consolidated financial statements are unaudited, and these consolidated statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2005 (fiscal
       2004). It is management's opinion that all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results during the interim periods have been included. All significant intercompany accounts and transactions have been eliminated. The results of operations for the second quarter and first half ended July 30, 2005, and cash flows for the first half ended July 30, 2005, are not necessarily indicative of the results of operations and cash flows that will be achieved for the full fiscal year 2005.

       Certain amounts in the prior periods have been reclassified to conform to current period presentation.

Note 2.  Stock-Based Compensation
---------------------------------

       In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amended SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, this statement amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

       The Company has various stock option and stock bonus plans that provide for the granting of incentive stock options, non-qualified stock options, restricted stock and performance awards to certain employees and directors. As permitted by SFAS No. 123, the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock and performance-based awards, as to which the amounts charged to expense in the second quarter ended July 30, 2005 and July 31, 2004 totaled $354,000 and $227,000, respectively; and $687,000 and $370,000 in the first half ended July 30, 2005 and July 31, 2004, respectively. During the first half ended July 30, 2005, 100,000 shares of restricted stock were granted with a weighted-average share price of $27.97.

       Had compensation expense for stock-based compensation plans for the second quarter and first half ended July 30, 2005 and July 31, 2004 been determined consistent with

       SFAS No. 123, the Company's net (loss) income and (loss) earnings per share would approximate the following pro forma amounts:

                                                         Second Quarter Ended               First Half Ended
                                                       ------------------------         -------------------------
(Dollars in thousands,                                 July 30,        July 31,         July 30,         July 31,
except per share amounts)                                2005            2004             2005             2004
-----------------------------------------------------------------------------------------------------------------
Net (loss) income:
     As reported                                       $  (934)         $1,520          $    86           $1,651
     Add: stock-based employee
          compensation expense included in
          net (loss) income, net of tax                    293             184              536              286
     Deduct: stock-based employee
          compensation expense determined
          under fair-value based method
          for all awards, net of tax                      (769)           (462)          (1,331)            (710)
                                                       -------          ------          -------           ------
     Pro forma net (loss) income                       $(1,410)         $1,242          $  (709)          $1,227
                                                       =======          ======          =======           ======

Basic (loss) earnings per share:
     As reported                                       $ (0.10)         $ 0.17          $  0.01           $ 0.19
     Pro forma                                           (0.16)           0.14            (0.08)            0.14

Diluted (loss) earnings per share:
     As reported                                       $ (0.10)         $ 0.17          $  0.01           $ 0.18
     Pro forma                                           (0.16)           0.14            (0.08)            0.13

       The effect of the application of SFAS No. 123 in this disclosure is not necessarily indicative of the pro forma effect on net income in future periods.

       In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," which revises SFAS No. 123 and supersedes APB No. 25 and its related implementation guidance. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values and eliminates the alternative method of accounting for employee share-based payments previously available under APB No. 25. The provisions of this statement are required to be adopted by the Company beginning in the first quarter of fiscal 2006. The impact of adoption of this statement on the Company's net income in future periods will include the remaining amortization of the fair value of existing unamortized stock options currently disclosed as pro-forma expense above, and is contingent upon the number of future options granted, the selected transition method and the selection between acceptable valuation methodologies for valuing options.

Note 3.  Acquisitions
---------------------

       On March 21, 2005, the Company acquired one hundred percent of the issued and outstanding shares of common stock and warrants of Royal Institutional Services, Inc. and its affiliate, The Surgi-Pack Corporation (together "Royal"). The total purchase price of $45,000,000 was paid in cash, plus an additional $896,000 of related acquisition costs.

       Royal is the largest healthcare linen services company in New England, providing full linen management services to the healthcare industry in a manner consistent with the Company's core business. With annual revenues of approximately $45,000,000, the Royal acquisition strengthens the Company's market position in this region of the country. The net assets acquired consisted primarily of working capital, leasehold interests in two operating facilities and the related equipment, and customer contracts. The Company recorded the preliminary purchase price allocation for this acquisition in the first quarter ended April 30, 2005, which was adjusted for a working capital adjustment due the seller of $179,000 in the second quarter ended July 30, 2005, and expects to finalize the allocation in the second half of fiscal 2005 once all required information is obtained.

       The results of operations of Royal are included in the Company's consolidated statements of income for the second quarter and first half ended July 30, 2005 since the date of acquisition on March 21, 2005. Unaudited pro forma consolidated net revenues for the first half ended July 30, 2005 and July 31, 2004, assuming the Royal acquisition had been completed as of the beginning of those periods, totaled $216,611,000 and $177,830,000, respectively; and unaudited pro forma consolidated (loss) income from continuing operations amounted to $(65,000) or $(.01) per diluted share, and $5,990,000 or $.66 per diluted share, in the first half ended July 30, 2005 and July 31, 2004, respectively. Unaudited pro forma consolidated net revenues and income from continuing operations for the second quarter ended July 31, 2004, had the Royal acquisition been completed as of the beginning of fiscal 2004, totaled $88,957,000 and $3,117,000 ($.34 per diluted share), respectively. These pro forma amounts are not necessarily indicative of the consolidated results of operations that would have occurred had this acquisition been made at the beginning of each period.

Note 4.  Non-Operating Income, Net
----------------------------------

       In the first half ended July 30, 2005, the Company recorded non-operating income of $797,000 which included $360,000 from the second cash distribution received in connection with the liquidation of the parent company of an issuer of life insurance policies owned by the Company following its demutualization in 2000. These distributions did not affect the life insurance policies or their cash surrender value. The Company does not anticipate any further significant distributions from this liquidation.

       In the first half ended July 31, 2004, the Company recorded non-operating income of $2,102,000 which included a gain of $1,472,000 from the sale of real estate in Miami, FL. In addition, the Company recognized gains totaling $610,000 for the excess of death benefits from Company-owned life insurance policies surrendered over the cash value of the policies.

       Non-operating income, net, also includes interest earned on invested cash balances and notes receivable.

Note 5.  Income Taxes
---------------------

       Taxes on income from continuing operations were provided for at an effective tax rate of 22.0 percent in the first half ended July 30, 2005 based upon the Company's estimated effective tax rate for the fiscal year including the effects of permanent items and tax credits. The effective tax rate of 24.2 percent on income from continuing operations in the first half ended July 31, 2004 reflects an adjustment to reduce the income tax provision due to the expected favorable resolution of outstanding tax issues. The effective tax rate of 34.0 percent on the loss from discontinued operations in the first half ended July 31, 2004 reflects the statutory tax rate adjusted for unutilized state net operating losses.

       The Company maintains tax reserves pending the resolution of certain tax issues. Once established, these reserves are adjusted as information becomes available or when an event requiring a change in the reserves occurs. The ultimate resolution of tax matters could have a material impact on the Company's net income and financial condition in the period in which the item is resolved.

       The Company believes all deferred tax items will be realized and therefore no valuation allowances have been recorded.

Note 6.  Commitments and Contingencies
--------------------------------------

       Prior to the sale of its Life Uniform retail business to Healthcare Uniform Company in fiscal 2004, the Company was a guarantor under certain Life Uniform store lease agreements. These guarantees obligated the Company to make all payments due under the leases until their expiration in the event of default of Life Uniform. In connection with the sale of Life Uniform, the Company requested consents, as required, from landlords to assign the store leases to Healthcare Uniform Company. As a condition to such consents, certain landlords required that the Company continue as a guarantor of the leases. Under the Company's agreement with Healthcare Uniform Company, these guarantees will only extend until the end of each lease's current term. As of July 30, 2005, the Company is secondarily obligated as a guarantor for 83 store lease agreements and the estimated maximum potential amount of future payments the Company could be required to make under these guarantees is $13,800,000. Although these guarantees expire at various dates through fiscal year 2014, approximately 76 percent of the estimated maximum potential future payments expires by the end of fiscal year 2008. These guarantees are not subject to the initial recognition and measurement provisions of FASB Interpretation No. 45, and the Company believes the likelihood of making any payments under these guarantees is remote based upon its review of Healthcare Uniform Company's financial condition and results of operations.

       The Company has provided certain indemnities to the buyer in connection with the sale of Life Uniform. Although indemnification claims are generally subject to an aggregate limit of $6,000,000, the Company believes the likelihood of making any payments for indemnification claims is remote and has reserved accordingly.

       The Company faces a possible exposure to outstanding workers' compensation claims incurred prior to fiscal 1999 that were sold to a former insurance carrier, in addition to exposure for deposits with that carrier for claims incurred in fiscal years 1999, 2000 and 2001 that have not yet been resolved and for claims in excess of the deductible for fiscal years 1999, 2000, 2001 and 2002. This carrier is experiencing financial difficulties and may be unable to fulfill its obligation to pay these claims, which could have a material unfavorable impact on the Company's results of operations and financial condition if it is forced to assume these liabilities. The Company estimates its exposure from these outstanding claims and deposits to be approximately $1,645,000 as of July 30, 2005.

       The Company faces certain risks and uncertainties related to having a predominantly union-represented workforce. Certain of its collective bargaining agreements are scheduled to expire in the regular course of business and several other Company locations will be negotiating initial collective bargaining agreements in the second half of fiscal 2005. Any work interruptions or stoppages resulting from labor disputes could have a material unfavorable impact on the Company's results of operations and financial condition. However, the Company believes that the risk of such work interruptions or stoppages has been diminished because the Company renewed several expired labor contracts and reached agreement with UNITE HERE on Company-wide union-organizing activities and related issues in June 2005. Aspects of the settlement with the union include prohibiting the union from disparaging the Company and putting certain limitations on the union's ability to strike. The Company and the union also agreed upon a process for unrepresented production employees to decide whether to be represented by a union. Upon completion of this process, most of the Company's employees will be covered by collective bargaining agreements, either with UNITE HERE or other labor unions.

Note 7.  (Loss) Earnings Per Share
----------------------------------

       Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period. Diluted (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of common and common equivalent shares outstanding.

       The following table reconciles weighted average shares outstanding to amounts used to calculate basic and diluted (loss) earnings per share for the second quarter and first half ended July 30, 2005 and July 31, 2004 (shares in thousands):

                                                   Second Quarter Ended                First Half Ended
                                                 ------------------------          --------------------------
                                                 July 30,        July 31,          July 30,          July 31,
                                                   2005           2004               2005              2004
                                                 --------        --------          --------          --------
Weighted average shares:
     Average shares outstanding                    9,072          8,898             9,052             8,887
     Effect of dilutive securities                     -            243               263               238
                                                   -----          -----             -----             -----
     Average shares outstanding,
       adjusted for dilutive effects               9,072          9,141             9,315             9,125
                                                   =====          =====             =====             =====

       Potentially dilutive securities of 246,000 shares were not included in the calculation of weighted average shares outstanding for the second quarter ended July 30, 2005 as their effect is antidilutive on loss per share for the period.

Note 8.  Goodwill and Other Acquired Assets
-------------------------------------------

       In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company performed its annual goodwill impairment test at the end of the third quarter of fiscal 2004 which resulted in no indication of impairment. During the first half ended July 30, 2005, the Company recorded goodwill from business combinations totaling $19,312,000, due principally to the acquisition of Royal disclosed in
       Note 3.

       During the first half ended July 30, 2005, the Company acquired customer contracts of Royal and various other laundry businesses valued at $13,235,000, with amortization periods of mainly 15 years, and non-compete covenants with a value of $6,474,000 to be amortized over 10 years. Other acquired assets consisted of the following (dollars in thousands):

                                           July 30, 2005                               January 29, 2005
                             ----------------------------------------      ----------------------------------------
                              Gross                          Other          Gross                          Other
                             Carrying     Accumulated      Acquired        Carrying     Accumulated       Acquired
                              Amount      Amortization    Assets, net       Amount      Amortization    Assets, net
                              ------      ------------    -----------       ------      ------------    -----------

Customer contracts           $40,870        $(6,934)        $33,936        $27,635        $(5,619)        $22,016
Non-compete covenants         10,484         (1,715)          8,769          4,010         (1,166)          2,844
                             -------        -------         -------        -------        -------         -------

Other acquired assets        $51,354        $(8,649)        $42,705        $31,645        $(6,785)        $24,860
                             =======        =======         =======        =======        =======         =======

       Goodwill and other acquired assets recorded in connection with the Royal acquisition are based on the preliminary purchase price allocation, which is subject to change once all required information is obtained.

       Other acquired assets are scheduled to be fully amortized by fiscal year 2020 with corresponding annual amortization expense estimated for the current and next four fiscal years as follows (dollars in thousands):

                         2005                   $3,941
                         2006                    4,129
                         2007                    4,047
                         2008                    3,653
                         2009                    3,369

Note 9.  Long Term Debt
-----------------------

       On March 21, 2005, the Company borrowed the entire amount of its term loan of $50,000,000. The proceeds of the term loan were used to fund the acquisition of Royal (see Note 3), and reduce the amount outstanding on the Company's revolving credit facility. As of July 30, 2005, the $50,000,000 outstanding under the term loan bears interest at 3.34 percent under a LIBOR contract, plus a margin (2.25 percent as of July 30, 2005) based on the Company's ratio of "Funded Debt" to "EBITDA," as each is defined in the loan agreement. The term loan is payable in quarterly installments beginning September 30, 2005, with the final payment due on January 27, 2010.

       The Company is subject to certain financial covenants under its loan agreement. One of these covenants requires that the Company maintain a minimum consolidated net worth of $126,023,000 plus an aggregate amount equal to 50 percent of quarterly net income beginning with the fourth quarter of fiscal 2004 (with no reduction for net losses). Other covenants require the Company to maintain a minimum ratio of "EBITDA" to "fixed charges" of no less than 1.2 to 1, and a maximum ratio of "Funded Debt" to "EBITDA" of no more than 2.75 to 1. On July 29, 2005, the loan agreement was amended to increase the maximum ratio of "Funded Debt" to "EBITDA" covenant to no more than 4.0 to 1. At the time of this amendment, the Company provided its lenders with a first lien on all personal and intangible property excluding cash surrender value of life insurance, and will pledge certain real estate as additional security by October 31, 2005 or the maximum total leverage covenant will revert back to the previous level of 2.75 to
       1. The Company was in compliance with these loan covenants, as amended, as of July 30, 2005. In connection with this amendment, the margin paid to the banks on amounts borrowed under the credit facility increased from 2.0 percent to 2.25 percent as of July 30, 2005.

       At the end of the first quarter fiscal 2005, the Company borrowed a total of $19,474,000 from the issuers of its Company-owned life insurance policies against the cash surrender value of the policies. The Company borrowed an additional amount available under the policies of $3,514,000 at the end of the second quarter. The proceeds of the policy loans were used to reduce the amount outstanding on the revolving credit facility. The loans bear interest at variable rates ranging from 5.7 percent to 6.4 percent, or at a fixed rate of 8.0 percent. The proceeds upon surrender of the policies will be reduced by the amount of any loans outstanding, unless repaid by the Company prior to that time. The total amount borrowed of $22,988,000 is netted against cash surrender value of life insurance in the consolidated balance sheet as of July 30, 2005. On August 4, 2005, the Company repaid all of the life insurance policy loans outstanding from amounts borrowed under its existing revolving credit facility.

       As of July 30, 2005, the Company had $13,274,000 in irrevocable letters of credit outstanding, which reduced the amount available to borrow under the credit facility to $17,852,000.

Note 10.  Derivative Instruments and Hedging Activities
-------------------------------------------------------

       The Company entered into an interest-rate swap agreement with one of its lenders effective September 9, 2002. The swap agreement fixes the variable portion of the interest rate (excluding a margin) at 3.58 percent on $10,000,000 of the outstanding debt under the revolving line of credit until termination on May 30, 2007. The Company has elected to apply cash flow hedge accounting for the interest-rate swap agreement in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Accordingly, the derivative is recorded as an asset or liability at its fair value. The effective portion of changes in the fair value of the derivative, as measured quarterly, is reported in accumulated other comprehensive income, and the ineffective portion, if any, is reported in net income of the current period. The gain on the derivative included in accumulated other comprehensive loss in the second quarter ended July 30, 2005 and July 31, 2004 amounted to $35,000 and $36,000, respectively, net of tax; and $89,000 and $125,000 in the first half ended July 30, 2005 and July 31, 2004, respectively, net of tax. The Company has recorded a long-term asset (liability) of $120,000 and $(9,000) for the fair value of the derivative as of July 30, 2005 and January 29, 2005, respectively.

       To moderate price risk due to market fluctuations, the Company has entered into fixed-price contracts as of July 30, 2005 for approximately 18 percent of its estimated natural gas purchase requirements in the next 12 months. Although these contracts are considered derivative instruments, they meet the normal purchases exclusion contained in SFAS No. 133, as amended by SFAS No. 138 and SFAS No. 149, and are therefore exempted from the related accounting requirements.

Note 11.  Comprehensive (Loss) Income
-------------------------------------

       Comprehensive (loss) income, consisting primarily of net (loss) income and changes in the fair value of derivatives used for interest rate risk management, net of taxes, totaled $(899,000) and $1,554,000 for the second quarter ended July 30, 2005 and July 31, 2004, respectively; and $175,000 and $1,771,000 for the first half ended July 30, 2005 and July 31, 2004, respectively.

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

       The net periodic pension expense recognized in the second quarter and first half ended July 30, 2005 and July 31, 2004 was as follows:

                                                            Second Quarter Ended                 First Half Ended
                                                          ------------------------            -----------------------
                                                          July 30,        July 31,            July 30,       July 31,
(Dollars in thousands)                                      2005            2004                2005           2004
---------------------------------------------------------------------------------------------------------------------
Pension expense:
     Service cost                                          $ 105           $ 149               $ 210          $ 298
     Interest cost                                           317             319                 634            638
     Expected return on plan assets                         (333)           (353)               (666)          (706)
     Plan curtailment - sale of Life Uniform                   -              38                   -             38
     Amortization of prior service cost                        5               5                  10             10
     Recognized actuarial loss                                 -              29                   -             58
---------------------------------------------------------------------------------------------------------------------
Net periodic pension expense                               $  94           $ 187               $ 188          $ 336
=====================================================================================================================

Note 13.  New Accounting Pronouncements
---------------------------------------

       In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a voluntary change in accounting principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change, instead of including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Note 14.  Subsequent Events
---------------------------

       On August 9, 2005, the Company acquired customer contracts and selected assets located in the Cleveland, Ohio and upstate New York areas. These contracts represent approximately $3,100,000 in annual revenues, and will be serviced by the Company's existing facilities in Lorain, Ohio and Batavia, New York.

       On September 2, 2005, the Company completed the sale of customer contracts serviced by its Columbia, Illinois facility and certain other assets related to the servicing of those contracts. The Columbia plant, which primarily serves the St. Louis, Missouri market area, had been unprofitable for several periods and in fiscal 2005 suffered the loss of a major customer. Due to the limited potential to improve the profitability of the plant, combined with its relative geographic isolation to the Company's other facilities, the decision was made to sell the customer contracts serviced by the plant and related assets, and pursue a sale of the idle facility.

       The transition of the servicing of customers to the buyer's facility is expected to be completed by the end of September 2005. The Company anticipates that the disposition of the real estate and personal property of the Columbia plant will be completed in the near future through sale of the assets or transfer to other facilities. The manner of disposition of the assets and the consideration received will impact the final results of this transaction, which cannot be determined at this time. The net book value of the net assets of the Columbia plant as of July 30, 2005 totaled $4,558,000, of which $913,000 was for accounts receivable, $1,150,000 was in linens in service, and $2,440,000 was represented by property and equipment.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

              SECOND QUARTER AND FIRST HALF ENDED JULY 30, 2005
                                COMPARED WITH
              SECOND QUARTER AND FIRST HALF ENDED JULY 31, 2004

General
-------

Angelica Corporation is a leading provider of outsourced linen management services to the healthcare industry in the United States. We offer comprehensive linen management services to the U.S. healthcare industry, including hospitals, long-term care facilities, surgery centers, medical clinics, dental offices, and other medical providers. Among the items that we clean and provide, on either a rental or customer-owned basis, are bed linens, towels, gowns, scrubs, surgical linens and surgical packs, as well as mops, mats and other dust control products. To a more limited extent, we also provide linen management services to customers in the hospitality business. As of July 30, 2005, we operated 34 laundry facilities and served customers in 24 states.

Results of Operations
---------------------

Net revenues increased by 37.7 percent in the second quarter of fiscal 2005 to $107.2 million from $77.9 million in the same period in fiscal 2004. Organic growth from net new business additions and price increases contributed 2.0 percent, or $1.5 million, of the second quarter increase, with the remaining 35.7 percent, or $27.8 million, attributed to recent acquisitions net of divestitures. Net revenues in the first half of fiscal 2005 were $209.8 million, a 34.9 percent increase over net revenues of $155.6 million in the same period in fiscal 2004. For the first half of fiscal 2005, acquisitions net of divestitures represented $49.5 million, or
31.8 percent, of the revenue increase over the prior year and organic growth contributed 3.1 percent, or $4.7 million, of the revenue increase. New business installed during the first six months of fiscal 2005, net of cancellations of existing business, represented $6.2 million in annualized revenue compared with $9.7 million in last year's first half. Excluding the impact of the acquisition from Duke Health Systems, net new business installed in the first six months of fiscal 2004 was $4.7 million.

Cost of services of $93.7 million in the second quarter of fiscal 2005 increased by 43.3 percent from $65.4 million recorded in the same period in fiscal 2004. The principal factor for this increase is our higher revenue level resulting from the acquisitions we have completed. Production labor costs increased $12.0 million to 35.1 percent of revenue in second quarter fiscal 2005 versus 33.0 percent of revenue in second quarter fiscal 2004. Included in this increase were $0.4 million of costs related to labor strike contingency planning associated with the corporate campaign waged by UNITE HERE, a labor union representing approximately two-thirds of our production employees. Additionally, we recorded $0.4 million in costs incurred in connection with closing our facility in Vallejo, California that was subject to condemnation proceedings by the local sanitation district, for which we are pursuing recovery. Also contributing to the increase is a $1.0 million increase in workers' compensation expenses from the second quarter fiscal 2004. Rising energy costs continue to negatively impact our cost of services as well. Natural gas costs rose to 4.8 percent of revenues in second quarter fiscal 2005 from
3.9 percent of revenues in second quarter fiscal 2004 and delivery fuel increased to 1.8 percent of revenues in this year's second quarter from 1.5 percent of revenues in second quarter fiscal 2004. Partially offsetting these increases was a decline in linen expense to 17.3 percent of revenues in the second quarter fiscal 2005 from 19.1 percent of revenues in second quarter fiscal 2004. The reduction in linen expense as a percentage of revenues primarily reflects an increase in non-rental customers obtained through acquisitions and to a lesser extent, lower linen prices from new procurement efforts.

In the first half of fiscal 2005, cost of services of $180.7 million reflected a 38.0 percent increase from $130.9 million recorded in the same period in fiscal 2004. Contributing to the increase were production labor costs which increased $21.6 million to 34.7 percent of revenues in the first six months of fiscal 2005 versus 33.0 percent of revenues during the same period in fiscal 2004. Costs related to labor strike contingency planning of $0.7 million are included in the increase, as well as the costs associated with the closure of our Vallejo facility along with a $1.8 million increase in workers' compensation costs. Energy costs also contributed to this increase. Natural gas costs rose to 4.9 percent of revenues in the first half fiscal 2005 from 4.2 percent of revenues in the first half of fiscal 2004 and delivery fuel increased to 1.8 percent of revenues in the first half of fiscal 2005 from 1.5 percent of revenues in the first half of fiscal 2004. The decline in linen expense to 17.1 percent of revenues in the first six months of fiscal 2005 from 19.0 percent of revenues in the same period in fiscal 2004 partially offset these increases.

Gross profit margin declined to 12.6 percent and 13.9 percent in the second quarter and first half of fiscal 2005, respectively, from 16.1 percent and
15.9 percent in the second quarter and first half of fiscal 2004, respectively, for the reasons noted above.

Selling, general and administrative expenses declined as a percent of revenues to 12.1 percent and 12.2 percent in the second quarter and first half of fiscal 2005, respectively, compared with 13.0 percent in both the second quarter and first half of fiscal 2004. The second quarter decline reflects the efficiencies from our increasing scale partially offset by $0.4 million of expenses associated with recent changes in senior management, $0.4 million incurred in connection with an evaluation of alternatives to our present debt structure, and $0.6 million in professional fees associated with the union corporate campaign. The decline in the first half of fiscal 2005 from the same period in fiscal 2004 also reflects efficiencies attained from our greater scale partially offset by $0.8 million expended in connection with the union action along with increased corporate expenses associated with Sarbanes-Oxley compliance and long-term compensation expense from the impact of our move in 2003 to using restricted stock, which is expensed, as opposed to stock options.

Income from operations declined 94.3 percent in the second quarter this year compared with second quarter fiscal 2004 due to the increased cost of services and other operating expense of $0.4 million recorded in the second quarter of fiscal 2005. A $0.5 million gain on the divestiture of non-healthcare business was more than offset by amortization of acquired assets of $1.1 million. Other operating income in second quarter fiscal 2004 of $1.3 million principally included a $1.3 million gain on the sale of Daytona Beach non-healthcare accounts and $0.3 million on the settlement of a property insurance claim partially offset by amortization of acquired assets of $0.2 million. Income from operations for the first half of fiscal 2005 decreased 59.4 percent to $2.2 million from the $5.5 million recorded during the same period a year ago, due mainly to unfavorable variances discussed above more than offsetting the favorable impact of the revenue increase.

Interest expense in second quarter fiscal 2005 increased by $1.5 million, or
483.4 percent, to $1.8 million. Interest expense for the first six months of fiscal 2005 increased by $2.3 million, or 400.2 percent, to $2.9 million. The increases resulted from the increased indebtedness incurred to finance acquisitions, plus an increase in interest rates from an average 2.7 percent in the first half of fiscal 2004 to an average 5.0 percent in the first half of fiscal 2005. At July 30, 2005, we had $53.1 million in total debt outstanding under a revolving loan agreement along with a $50.0 million term loan. In second quarter fiscal 2005, we borrowed an additional $3.5 million against the cash surrender value of life insurance policies we own in addition to the $19.5 million we borrowed in the first quarter fiscal 2005. Interest from bank and life insurance debt is included in our interest expense.

We recorded $0.3 million pretax non-operating income during the second quarter of fiscal 2005. In the first half of fiscal 2005, we recorded $0.8 million of non-operating income which includes a $0.4 million distribution from the liquidation of the parent company of the issuer of life insurance policies we own. During the first half of fiscal 2004, we recorded pretax non-operating income of $2.1 million, due to a $1.5 million gain from the sale of real estate we owned in Miami, Florida and $0.6 million of death benefits from company-owned life insurance policies surrendered.

The income tax benefit of $0.4 million in the second quarter of fiscal 2005 reflects the pretax loss recorded in the quarter. The 98.6 percent decrease in the provision for income taxes for the first half of fiscal 2005 reflects the lower pretax income. We recorded a net loss from continuing operations for the second quarter fiscal 2005 of $0.9 million compared with net income from continuing operations of $2.8 million in the second quarter fiscal 2004. Net income from continuing operations of $0.1 million in the first half of fiscal 2005 decreased 98.4 percent from $5.3 million in the same period last year as the increased interest expense and decreased non-operating income mentioned above more than offset the impact of the increase in net revenues.

Financial Condition
-------------------

As of July 30, 2005, working capital totaled $42.3 million and the current ratio (i.e., the ratio of current assets to current liabilities) was 1.6 to 1, compared with $37.7 million and 1.7 to 1, respectively, at January 29, 2005. The increase in the dollar amount of working capital reflects increases in receivables and linens in service, partially offset by increases in current maturities of long-term debt, accrued wages and other compensation, and other accrued liabilities.

Receivables and linens in service increased by $12.7 million and $5.0 million, respectively, in the first half of fiscal 2005 as a result of our larger scale after completing recent acquisitions. Accounts receivable days outstanding increased to 47 days as of July 30, 2005 from 42 days sales outstanding at the end of fiscal 2004. The increase reflects issues encountered with the installation of a new billing system. This is expected to be a temporary situation as days sales outstanding are projected to return to a more normalized level of approximately 45 days. Increases in total property and equipment of $7.1 million and goodwill and other acquired assets of $37.2 million reflect mainly the cost of the business acquired in first quarter fiscal 2005.

The increase in current maturities of long-term debt of $10.0 million in the first six months this year reflects the current portion of our term loan. Long-term debt of $93.3 million as of July 30, 2005 was $25.5 million greater than at January 29, 2005, reflecting borrowing used to fund the acquisition completed in first quarter fiscal 2005. Our ratio of total debt to total capitalization as of July 30, 2005 was 40.5 percent compared to
31.1 percent as of January 29, 2005. Book value per share at the end of second quarter fiscal 2005 was $16.43, compared with $16.69 as of January 29, 2005.

Liquidity and Capital Resources
-------------------------------

Cash flow provided by operating activities of continuing operations decreased $3.2 million in the six months ended July 30, 2005 compared with the same period a year ago. In the first half of fiscal 2005, we recorded a $5.8 million net increase in working capital components of continuing operations compared with a $1.5 million net increase in the year ago period primarily due to increases in accounts receivable and linens in service, partially offset by increased accrued liabilities. Cash flows from investing activities in the six months ended July 30, 2005 include $50.0 million of cost of businesses acquired, including cash paid for Royal and the final payment of $3.6 million for the acquisition of the Duke University Health System laundry in the previous year. Capital expenditures were $5.2 million higher during the first half this year compared with the same period last year as we continue to invest in energy-saving and labor-saving equipment in our facilities.

As of July 30, 2005, there was $103.1 million of outstanding debt under our credit facility, including a $50.0 million term loan and $53.1 million under the revolving loan agreement. Of this amount, $10.0 million bears interest at a fixed rate of 3.58 percent pursuant to an interest rate swap agreement plus a margin under the credit facility (2.25 percent as of July 30, 2005). Another $85.0 million was in LIBOR contracts bearing interest of 3.34 percent plus the margin. The remaining $8.1 million outstanding bears our base rate (prime) of 6.25 percent as of July 30, 2005.

In addition to amounts due under our loan agreement, at the end of the second quarter fiscal 2005 we borrowed an additional $3.5 million against the cash surrender value of life insurance policies we own. Combined with the $19.5 million borrowed during the first quarter, the total amount borrowed against the life insurance policies was $23.0 million as of July 30, 2005. The proceeds of these loans, bearing interest at variable rates ranging from 5.7 percent to 6.4 percent, or a fixed rate of 8.0 percent, were used to pay down our revolving line of credit. Approximately 75 percent of this debt was charged a variable rate.

On July 30, 2005, we also had $13.3 million in irrevocable letters of credit outstanding, which reduced the amount available to borrow under the loan agreement to $17.9 million.

On August 4, 2005, we repaid all loans outstanding against the cash value of the life insurance policies we own from amounts borrowed under our revolving credit facility.

As previously announced, we amended the terms of our credit facility during the second quarter fiscal 2005 that relaxed our financial covenants. Under the terms of the amendment, the credit facility becomes secured and the total amount of the facility remains unchanged at $150 million. The covenants require us to maintain a minimum ratio of "EBITDA" to "fixed charges" (as defined in the loan documents) of no less than 1.2 to 1, and a maximum ratio of "Funded Debt" to "EBITDA" of no more than 4.0 to 1, which was raised from 2.75 to 1 in connection with the loan amendment. We are also required to maintain a minimum consolidated net worth of $126.0 million plus an aggregate amount equal to 50 percent of quarterly net income beginning with the fourth quarter fiscal 2004 (with no reductions for net losses). We were in compliance with these debt covenants, as amended, as of July 30, 2005.

We believe that our financial condition, operating cash flow and available sources of external funds are sufficient to satisfy our requirements for debt service, capital expenditures, acquisitions, dividends and working capital over the course of the next 12 months. However, if we pursue a large acquisition for which we pay cash as consideration for the assets purchased, we may require alternative funding sources to finance the purchase price.

Forward-Looking Statements

Any forward-looking statements made in this document reflect the Company's current views with respect to future events and financial performance and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that may cause actual results to differ materially from those set forth in these statements. These potential risks and uncertainties include, but are not limited to, competitive and general economic conditions, the ability to retain current customers and to add new customers in competitive market environments, competitive pricing in the marketplace, delays in the shipment of orders, ability to mitigate work disruptions at our plants arising from work interruptions or stoppages, availability of labor at appropriate rates, availability and cost of energy and water supplies, the cost of workers' compensation and healthcare benefits, the ability to attract and retain key personnel, the ability of the Company to recover its seller note and avoid future lease obligations as part of its sale of Life Uniform, the ability of the Company to accomplish its strategy of redirecting its resources to its healthcare linen management business in a timely and financially advantageous manner, unusual or unexpected cash needs for operations or capital transactions, the effectiveness of certain expense reduction initiatives, the ability to obtain financing in required amounts and at appropriate rates and terms, the ability to identify, negotiate, fund, consummate and integrate acquisitions, and other factors which may be identified in the Company's filings with the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to commodity price risk related to the use of natural gas in its laundry plants. The total cost of natural gas in the second quarter and first half ended July 30, 2005 was $5,158,000 and $10,278,000, respectively. To reduce the uncertainty of fluctuating energy prices, the Company has entered into fixed-price contracts as of July 30, 2005 for approximately 18 percent of its estimated natural gas purchase requirements in the next 12 months. A hypothetical 10 percent increase in the cost of natural gas not covered by these contracts would result in a reduction of approximately $1,686,000 in annual pretax earnings.

The Company is also exposed to commodity price risk resulting from the consumption of gasoline and diesel fuel for delivery trucks. The total cost of delivery fuel in the second quarter and first half ended July 30, 2005 was $1,917,000 and $3,753,000, respectively. A hypothetical 10 percent increase in the cost of delivery fuel would result in a decrease of approximately $751,000 in annual pretax earnings.

The Company's exposure to interest rate risk relates primarily to its variable-rate bank debt. As of July 30, 2005, there was $103,100,000 of outstanding debt under the bank credit facility, of which $10,000,000 bears interest at a fixed rate of 3.58 percent (plus a margin) under an interest-rate swap agreement entered into by the Company with one of its lenders to moderate the exposure. Amounts borrowed under the credit facility in excess of the $10,000,000 covered by the interest-rate swap agreement bear interest at a rate equal to either (i) LIBOR plus a margin, or (ii) a Base Rate, defined as the higher of (a) the Federal Funds Rate plus .50 percent or (b) the Prime Rate. The margin is based on the Company's ratio of "Funded Debt" to "EBITDA," as each is defined in the Loan Agreement. As of July 30, 2005, the margin was 2.25 percent. A hypothetical increase of 100 basis points in short-term interest rates applicable to the outstanding variable-rate debt not covered by the interest-rate swap agreement would result in a reduction of approximately $931,000 in annual pretax earnings.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
----------------------------------

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

Changes in Internal Control over Financial Reporting
----------------------------------------------------

During the second quarter of fiscal 2005, the Company began replacing its legacy plant accounting system with a more integrated technology platform which includes invoicing and accounts receivable, purchasing, and laundry management applications. As part of this initiative, the Company completed the implementation of the Accounts Receivable module of Oracle financials during the second quarter of fiscal 2005. The purchasing and laundry management applications are scheduled to be implemented on a plant by plant basis over the next 24 months.

The Company also implemented a new human resource, payroll and time and attendance system during the second quarter of fiscal 2005. This new system, Ceridian, will improve the efficiency of the Company's payroll processes.

As with any new technology application the Company implements, the design of the internal controls affected by the implementation of the Accounts Receivable module of Oracle financials and the new human resource, payroll and time and attendance system have been evaluated by management and deemed to be effective.

Other than the changes noted above, there were no other changes in the Company's internal control over financial reporting during the second quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                         PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS
-----------------

(a) See Exhibit Index on page 23.

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

                                           Angelica Corporation
                                           --------------------
                                           (Registrant)



Date: September 8, 2005                    /s/ James W. Shaffer
                                           --------------------
                                           James W. Shaffer
                                           Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)

                                           /s/ Richard M. Fiorillo
                                           -----------------------
                                           Richard M. Fiorillo
                                           Principal Accounting Officer

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

4.1 Shareholder Rights Plan dated August 25, 1998. Filed as Exhibit 1 to Registration Statement on Form 8-A on August 28, 1998.**

10.1 Settlement Agreement between the Company and Paul R. Anderegg, dated May 31, 2005.*

10.2 Amendment No. 1 to Angelica Corporation Mirror 401(k) and Deferred Compensation Plan, dated September 1, 2005.*

10.3 First Amendment to Loan Agreement dated July 29, 2005, among Angelica Corporation, LaSalle Bank National Association, as Administrative Agent, and LaSalle and other Lenders. Filed as
           Exhibit 99 to a Form 8-K filed on August 4, 2005.**

10.4 Memorandum of Settlement dated June 14, 2005, including the related Employee Free Choice Agreement and National Labor Peace Agreement, of even date therewith filed as Exhibits A and B thereto, by and between the Company and UNITE HERE. Filed as
           Exhibit 10.1 to a Form 8-K filed on June 15, 2005.**

31.1       Section 302 Certification of Chief Executive Officer.*

31.2       Section 302 Certification of Chief Financial Officer.*

32.1       Section 906 Certification of Chief Executive Officer.*

32.2       Section 906 Certification of Chief Financial Officer.*