Form 10-Q
period 2005-10-29
ANGELICA CORP /NEW/
filed 2005-12-08
CIK 6571

===============================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


         For The Quarter Ended                    Commission File
           October 29, 2005                        Number 1-5674


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |X| No | |

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes | | No |X|

The number of shares outstanding of Registrant's Common Stock, par value $1.00 per share, at December 1, 2005 was 9,290,623 shares.

===============================================================================

                    ANGELICA CORPORATION AND SUBSIDIARIES

                                  INDEX TO

                 OCTOBER 29, 2005 FORM 10-Q QUARTERLY REPORT






                                                                    Page Number
                                                                    -----------
                                                                     Reference
                                                                     ---------

PART I.   FINANCIAL INFORMATION:

    Item 1.  Condensed Financial Statements:

       Consolidated Statements of Income - Third Quarter and
         Nine Months ended October 29, 2005 and October 30,
         2004 (Unaudited)                                                  2

       Consolidated Balance Sheets - October 29, 2005
         and January 29, 2005 (Unaudited)                                  3

       Consolidated Statements of Cash Flows - Nine Months
         ended October 29, 2005 and October 30, 2004 (Unaudited)           4

       Notes to Unaudited Consolidated Financial Statements               5-14

    Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations                     15-20

    Item 3.  Quantitative and Qualitative Disclosures
       About Market Risk                                                  21

    Item 4.  Controls and Procedures                                     21-22

PART II.  OTHER INFORMATION:

    Item 6.  Exhibits                                                     23

    Signatures                                                            24

    Exhibit Index                                                         25

                       PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands, except per share amounts)

                                                             Third Quarter Ended               Nine Months Ended
                                                        -----------------------------     ----------------------------
                                                        October 29,       October 30,     October 29,      October 30,
                                                           2005              2004            2005             2004
                                                        -----------       -----------     -----------      -----------
CONTINUING OPERATIONS:
Net revenues                                             $107,582          $ 76,666        $ 313,281        $ 228,292
Cost of services                                          (93,830)          (63,610)        (270,335)        (190,696)
                                                         --------          --------        ---------        ---------
    Gross profit                                           13,752            13,056           42,946           37,596
Selling, general and administrative expenses              (10,764)           (9,606)         (36,105)         (29,563)
Amortization of other acquired assets                      (1,111)             (236)          (2,952)            (662)
Other operating income, net                                   210               120              840            1,642
                                                         --------          --------        ---------        ---------
    Income from operations                                  2,087             3,334            4,729            9,013
Interest expense                                           (2,045)             (244)          (4,951)            (825)
Non-operating income, net (Note 4)                            382               364            1,179            2,466
                                                         --------          --------        ---------        ---------
    Income from continuing operations pretax                  424             3,454              957           10,654
Benefit (provision) for income taxes (Note 5)                 387              (622)             270           (2,365)
                                                         --------          --------        ---------        ---------
Income from continuing operations                             811             2,832            1,227            8,289
                                                         --------          --------        ---------        ---------

DISCONTINUED OPERATIONS (NOTE 6):
Loss from operations, net of tax                             (838)             (665)          (1,168)          (1,463)
Loss on disposal, net of tax                                 (354)             (561)            (354)          (3,569)
                                                         --------          --------        ---------        ---------
Loss from discontinued operations                          (1,192)           (1,226)          (1,522)          (5,032)
                                                         --------          --------        ---------        ---------
Net (loss) income                                        $   (381)         $  1,606        $    (295)       $   3,257
                                                         ========          ========        =========        =========

BASIC (LOSS) EARNINGS PER SHARE (NOTE 8):
    Income from continuing operations                    $   0.09          $   0.32        $    0.14        $    0.93
    Loss from discontinued operations                       (0.13)            (0.14)           (0.17)           (0.56)
                                                         --------          --------        ---------        ---------
Net (loss) income                                        $  (0.04)         $   0.18        $   (0.03)       $    0.37
                                                         ========          ========        =========        =========

DILUTED (LOSS) EARNINGS PER SHARE (NOTE 8):
    Income from continuing operations                    $   0.09          $   0.31        $    0.13        $    0.91
    Loss from discontinued operations                       (0.13)            (0.13)           (0.16)           (0.55)
                                                         --------          --------        ---------        ---------
Net (loss) income                                        $  (0.04)         $   0.18        $   (0.03)       $    0.36
                                                         ========          ========        =========        =========


The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)

                                                                                 October 29,    January 29,
                                                                                    2005           2005
                                                                                 -----------    -----------
ASSETS
------
Current Assets:
    Cash and short-term investments                                               $  1,795       $    926
    Receivables, less reserves of $853 and $510                                     57,803         44,454
    Linens in service                                                               44,426         37,660
    Prepaid expenses and other current assets                                        5,734          3,817
    Deferred income taxes                                                                -          5,386
    Assets of discontinued operations held for sale (Note 6)                         1,535          3,617
                                                                                  --------       --------
      Total Current Assets                                                         111,293         95,860
                                                                                  --------       --------

Property and Equipment                                                             204,220        189,042
Less -- accumulated depreciation                                                    96,295         89,676
                                                                                  --------       --------
      Total Property and Equipment                                                 107,925         99,366
                                                                                  --------       --------
Other:
    Goodwill (Note 9)                                                               49,761         31,272
    Other acquired assets (Note 9)                                                  43,115         24,728
    Cash surrender value of life insurance (Note 10)                                 1,599         30,942
    Deferred income taxes                                                            9,781          2,040
    Miscellaneous                                                                    5,229          4,745
                                                                                  --------       --------
      Total Other Assets                                                           109,485         93,727
                                                                                  --------       --------
Total Assets                                                                      $328,703       $288,953
                                                                                  ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
    Current maturities of long-term debt                                          $ 10,419       $    419
    Accounts payable                                                                22,637         16,865
    Accrued wages and other compensation                                             6,642          5,145
    Deferred compensation and pension liabilities                                    3,814          4,226
    Other accrued liabilities                                                       35,274         29,063
                                                                                  --------       --------
      Total Current Liabilities                                                     78,786         55,718
                                                                                  --------       --------

Long-Term Debt, less current maturities (Note 10)                                   83,696         67,811
Other Long-Term Obligations                                                         15,103         14,068

Shareholders' Equity:
    Common Stock, $1 par value, authorized 20,000,000
     shares, issued:9,471,538 shares                                                 9,472          9,472
    Capital surplus                                                                  7,128          5,336
    Retained earnings                                                              141,285        144,621
    Accumulated other comprehensive loss                                              (915)        (1,337)
    Unamortized restricted stock                                                    (3,266)        (1,007)
    Common Stock in treasury, at cost: 180,915 and 405,304 shares                   (2,586)        (5,729)
                                                                                  --------       --------
      Total Shareholders' Equity                                                   151,118        151,356
                                                                                  --------       --------
Total Liabilities and Shareholders' Equity                                        $328,703       $288,953
                                                                                  ========       ========


The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)

                                                                              Nine Months Ended
                                                                    -------------------------------------
                                                                    October 29, 2005     October 30, 2004
                                                                    ----------------     ----------------

Cash Flows from Operating Activities:
  Income from continuing operations                                    $   1,227             $  8,289
  Non-cash items included in income from continuing operations:
    Depreciation                                                          11,187                8,350
    Amortization                                                           3,260                1,153
    Deferred income taxes                                                 (2,355)               1,624
    Cash surrender value of life insurance                                  (885)              (1,101)
    Gain on sale of assets                                                  (737)              (3,004)
  Change in working capital components of continuing
   operations, net of businesses acquired/disposed of                       (611)              (3,707)
  Other, net                                                               1,340                 (451)
                                                                       ---------             --------
Net cash provided by operating activities of
 continuing operations                                                    12,426               11,153
                                                                       ---------             --------

Cash Flows from Investing Activities:
  Expenditures for property and equipment, net                           (16,100)              (9,345)
  Cost of businesses and assets acquired                                 (52,284)              (7,549)
  Disposals of assets                                                        969                3,991
  Life insurance premiums paid, net                                         (370)                 763
                                                                       ---------             --------
Net cash used in investing activities of continuing operations           (67,785)             (12,140)
                                                                       ---------             --------

Cash Flows from Financing Activities:
  Repayments of long-term debt                                          (144,115)             (81,501)
  Borrowings of long-term debt                                           170,000               78,700
  Repayments of life insurance policy loans                              (22,988)                   -
  Borrowings from life insurance policy loans                             53,216                    -
  Debt issuance costs                                                       (323)                (157)
  Dividends paid                                                          (3,041)              (2,958)
  Treasury stock reissued                                                  1,449                  737
                                                                       ---------             --------

Net cash provided by (used in) financing activities of
 continuing operations                                                    54,198               (5,179)
                                                                       ---------             --------

Net cash provided by discontinued operations                               2,030                8,109
                                                                       ---------             --------

Net increase in cash and short-term investments                              869                1,943
Balance at beginning of year                                                 926                2,188
                                                                       ---------             --------
Balance at end of period                                               $   1,795             $  4,131
                                                                       =========             ========

Supplemental cash flow information:
  Income taxes paid                                                    $      94             $    439
  Interest paid, net of amounts capitalized                            $   4,572             $    723



The accompanying notes are an integral part of the consolidated financial statements.

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                     THIRD QUARTER AND NINE MONTHS ENDED
                    OCTOBER 29, 2005 AND OCTOBER 30, 2004

Note 1.  Basis of Presentation
------------------------------

       The accompanying condensed consolidated financial statements are unaudited, and these consolidated statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2005 (fiscal
       2004). It is management's opinion that all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results during the interim periods have been included. All significant intercompany accounts and transactions have been eliminated. The results of operations for the third quarter and nine months ended October 29, 2005, and cash flows for the nine months ended October 29, 2005, are not necessarily indicative of the results of operations and cash flows that will be achieved for the full fiscal year 2005.

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

       The Company has various stock option and stock bonus plans that provide for the granting of incentive stock options, non-qualified stock options, restricted stock and performance awards to certain employees and directors. As permitted by SFAS No. 123, the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock and performance-based awards, as to which the amounts (credited) charged to expense in the third quarter ended October 29, 2005 and October 30, 2004 totaled $(357,000) and $152,000, respectively; and $330,000 and $522,000 in the nine months ended October 29, 2005 and October 30, 2004, respectively. During the quarter ended October 29, 2005, it was determined that the probability of certain performance-based awards becoming vested was remote. Accordingly, total amortization expense related to these awards of $718,000 recognized in prior periods was reversed. During the nine months ended October 29, 2005, 100,000 shares of restricted stock were granted with a weighted-average share price of $28.02.

       Had compensation expense for stock-based compensation plans for the third quarter and nine months ended October 29, 2005 and October 30, 2004 been determined consistent with SFAS No. 123, the Company's net
       (loss) income and (loss) earnings per share would approximate the following pro forma amounts:

                                                 Third Quarter Ended              Nine Months Ended
                                             ---------------------------      --------------------------
(Dollars in thousands,                       October 29,     October 30,      October 29,    October 30,
except per share amounts)                       2005            2004             2005           2004
-------------------------------------------------------------------------------------------------------
Net (loss) income:
    As reported                                $ (381)         $1,606           $ (295)        $3,257
    Add: stock-based employee
      compensation expense included in
      net (loss) income, net of tax              (384)            120              152            406
    Deduct: stock-based employee
      compensation expense determined
      under fair-value based method
      for all awards, net of tax                  543            (237)            (788)          (947)
                                               ------          ------           ------         ------
    Pro forma net (loss) income                $ (222)         $1,489           $ (931)        $2,716
                                               ======          ======           ======         ======

Basic (loss) earnings per share:
    As reported                                $(0.04)         $ 0.18           $(0.03)        $ 0.37
    Pro forma                                   (0.02)           0.17            (0.10)          0.31

Diluted (loss) earnings per share:
    As reported                                $(0.04)         $ 0.18           $(0.03)        $ 0.36
    Pro forma                                   (0.02)           0.16            (0.10)          0.30

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

Note 3.  Acquisitions
---------------------

       On March 21, 2005, the Company acquired one hundred percent of the issued and outstanding shares of common stock and warrants of Royal Institutional Services, Inc. and its affiliate, The Surgi-Pack Corporation (together "Royal"). The total purchase price of $45,000,000 was paid in cash, plus an additional $724,000 of related acquisition costs.

       Royal is the largest healthcare linen services company in New England, providing full linen management services to the healthcare industry in a manner consistent with the Company's core business. With annual revenues of approximately $45,000,000, the Royal acquisition strengthens the Company's market position in this region of the country. The net assets acquired consisted primarily of working capital, leasehold interests in two operating facilities and the related equipment, and customer contracts. The Company recorded the preliminary purchase price allocation for this acquisition in the first quarter ended April 30, 2005, which was adjusted for a working capital adjustment due the seller of $179,000 in the second quarter ended July 30, 2005, and expects to finalize the allocation in the fourth quarter of fiscal 2005 once all required information is obtained.

       The results of operations of Royal are included in the Company's consolidated statements of income for the third quarter and nine months ended October 29, 2005 since the date of acquisition on March 21, 2005. Unaudited pro forma consolidated net revenues for the nine months ended October 29, 2005 and October 30, 2004, assuming the Royal acquisition had been completed as of the beginning of those periods, totaled $320,072,000 and $261,867,000, respectively; and unaudited pro forma consolidated income from continuing operations amounted to $1,076,000 or $.12 per diluted share, and $9,389,000 or $1.03 per diluted share, in the nine months ended October 29, 2005 and October 30, 2004, respectively. Unaudited pro forma consolidated net revenues and income from continuing operations for the third quarter ended October 30, 2004, had the Royal acquisition been completed as of the beginning of fiscal 2004, totaled $88,005,000 and $3,236,000 ($.35 per diluted share), respectively. These pro forma amounts are not necessarily indicative of the consolidated results of operations that would have occurred had this acquisition been made at the beginning of each period.

       On August 9, 2005, the Company acquired customer contracts and selected assets located in the Cleveland, Ohio and upstate New York areas. These contracts represent approximately $3,100,000 in annual revenues, and will be serviced by the Company's existing facilities in Lorain, Ohio and Batavia, New York.

Note 4.  Non-Operating Income, Net
----------------------------------

       During the nine months ended October 29, 2005, the Company recorded non-operating income of $1,179,000 which included $360,000 from the second cash distribution received in connection with the liquidation of the parent company of an issuer of life insurance policies owned by the Company following its demutualization in 2000. These distributions did not affect the life insurance policies or their cash surrender value. The Company does not anticipate any further significant distributions from this liquidation.

       During the nine months ended October 30, 2004, the Company recorded non-operating income of $2,466,000 which included a gain of $1,472,000 from the sale of real estate in Miami, FL. In addition, the Company recognized gains totaling $610,000 for the excess of death benefits from Company-owned life insurance policies surrendered over the cash value of the policies. Third quarter fiscal 2004 non-operating income includes a $197,000 bankruptcy settlement of a receivable related to a former business.

       Non-operating income, net, also includes interest earned on invested cash balances and notes receivable.

Note 5.  Income Taxes
---------------------

       Tax benefit on income from continuing operations for the nine months ended October 29, 2005 includes taxes provided for based upon the Company's estimated effective tax rate of 53.9 percent for the fiscal year, including the effects of permanent items as discussed in the Company's Annual Report on Form 10-K, and a $786,000 benefit from significant, unusual, or extraordinary items, which consists of federal and state tax credits. The effective tax rate of 22.2 percent on income from continuing operations for the nine months ended October 30, 2004 reflects an adjustment to reduce the income tax provision due to the expected favorable resolution of outstanding tax issues. The effective tax rate of 40.7 percent and 33.3 percent on the loss from discontinued operations for the nine months ended October 29, 2005 and October 30, 2004, respectively, reflects the statutory tax rate adjusted for permanent items and state tax benefits, as applicable.

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

Note 6.  Discontinued Operations
--------------------------------

       On September 2, 2005, the Company completed the sale of customer contracts serviced by its Columbia, Illinois facility and certain other assets related to the servicing of those contracts for $1,392,000 in cash. The Columbia plant, which primarily served the St. Louis, Missouri market area, had been unprofitable for several periods and in fiscal 2005 suffered the loss of a major customer. Due to the limited potential to improve the profitability of the plant, combined with its relative geographic isolation to the Company's other facilities, the decision was made to sell the customer contracts serviced by the plant and related assets, and pursue a sale of the idle facility.

       The transition of the servicing of customers to the buyer's facility was completed in the third quarter fiscal 2005, and a gain on disposal of $154,000 pretax was recorded net of the writeoff of $860,000 of goodwill associated with the business. The Company anticipates that the disposition of the real estate and personal property of the Columbia plant will be completed in the fourth quarter fiscal 2005 through sale of the assets or transfer to other facilities. An asset impairment charge of $751,000 pretax was recorded as part of the loss on disposal in the third quarter fiscal 2005 to write down the net book value of the real estate and personal property to its estimated fair value of $1,535,000 as of October 29, 2005.

       In accordance with SFAS No. 144, the assets held for sale, cash flows, results of operations and loss on disposal of the Columbia plant are segregated and reported as discontinued operations for all periods presented in this report. As of January 29, 2005, total assets of the Columbia plant held for sale were $3,617,000, consisting mainly of linens in service of $1,186,000 and property and equipment of $2,299,000.

       Results of operations of the Columbia plant for the third quarter and nine months ended October 29, 2005 and October 30, 2004 were as follows (dollars in thousands):

                                              Third Quarter Ended                   Nine Months Ended
                                          ----------------------------       ------------------------------
                                          October 29,      October 30,       October 29,        October 30,
                                             2005             2004              2005               2004
-----------------------------------------------------------------------------------------------------------

Net revenues                                $   938          $2,071            $ 5,060            $6,039
===========================================================================================================

Loss from operations before taxes           $(1,546)         $ (192)           $(1,968)           $ (407)
Income tax benefit                              708              35                800                87
-----------------------------------------------------------------------------------------------------------
Loss from operations                        $  (838)         $ (157)           $(1,168)           $ (320)
===========================================================================================================

       The loss from operations before taxes in the third quarter and nine months ended October 29, 2005 includes $543,000 in employee termination expenses.

       The loss from discontinued operations in the third quarter and nine months ended October 30, 2004 includes the loss from operations of the discontinued Life Uniform retail business segment of $508,000 and $1,143,000, respectively, net of tax, and loss on disposal of the Life Uniform segment of $561,000 and $3,569,000, respectively, net of tax, as previously reported.

Note 7.  Commitments and Contingencies
--------------------------------------

       Prior to the sale of its Life Uniform retail business to Healthcare Uniform Company in fiscal 2004, the Company was a guarantor under certain Life Uniform store lease agreements. These guarantees obligated the Company to make all payments due under the leases until their expiration in the event of default of Life Uniform. In connection with the sale of Life Uniform, the Company requested consents, as required, from landlords to assign the store leases to Healthcare Uniform Company. As a condition to such consents, certain landlords required that the Company continue as a guarantor of the leases. Under the Company's agreement with Healthcare Uniform Company, these guarantees will only extend until the end of each lease's current term. As of October 29, 2005, the Company is secondarily obligated as a guarantor for 74 store lease agreements and the estimated maximum potential amount of future payments the Company could be required to make under these guarantees is $12,700,000. Although these guarantees expire at various dates through fiscal year 2014, approximately 73 percent of the estimated maximum potential future payments expires by the end of fiscal year 2008. These guarantees are not subject to the initial recognition and measurement provisions of FASB Interpretation No. 45, and the Company believes the likelihood of making any payments under these guarantees is remote based upon its review of Healthcare Uniform Company's financial condition and results of operations.

       The Company has provided certain indemnities to the buyer in connection with the sale of Life Uniform. Although indemnification claims are generally subject to an aggregate limit of $6,000,000, the Company believes the likelihood of making any payments for indemnification claims is remote and has reserved accordingly.

       The Company faces a possible exposure to outstanding workers' compensation claims incurred prior to fiscal 1999 that were sold to a former insurance carrier, in addition to exposure for deposits with that carrier for claims incurred in fiscal years 1999, 2000 and 2001 that have not yet been resolved and for claims in excess of the deductible for fiscal years 1999, 2000, 2001 and 2002. This carrier is experiencing financial difficulties and may be unable to fulfill its obligation to pay these claims, which could have a material unfavorable impact on the Company's results of operations and financial condition if it is forced to assume these liabilities. The Company estimates its exposure from these outstanding claims and deposits to be approximately $1,415,000 as of October 29, 2005.

       The Company faces certain risks and uncertainties related to having a predominantly union-represented workforce. Certain of its collective bargaining agreements are scheduled to expire in the regular course of business and several other Company locations are negotiating initial collective bargaining agreements in the second half of fiscal 2005. Any work interruptions or stoppages resulting from labor disputes could have a material unfavorable impact on the Company's results of operations and financial condition. However, the Company believes that the risk of such work interruptions or stoppages has been diminished because the Company renewed several expired labor contracts and reached agreement with UNITE HERE on Company-wide union-organizing activities and related issues in June 2005. Aspects of the settlement with the union include prohibiting the union from disparaging the Company and putting certain limitations on the union's ability to strike. The Company and the union also agreed upon a process for unrepresented production employees to decide whether to be represented by a union. Upon completion of this process, most of the Company's employees will be covered by collective bargaining agreements, either with UNITE HERE or other labor unions.

Note 8.  (Loss) Earnings Per Share
----------------------------------

       Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period. Diluted (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of common and common equivalent shares outstanding.

       The following table reconciles weighted average shares outstanding to amounts used to calculate basic and diluted (loss) earnings per share for the third quarter and nine months ended October 29, 2005 and October 30, 2004 (shares in thousands):

                                                         Third Quarter Ended                  Nine Months Ended
                                                      ----------------------------       -----------------------------
                                                      October 29,      October 30,       October 29,       October 30,
                                                         2005             2004              2005              2004
                                                      -----------      -----------       -----------       -----------
Weighted average shares:
  Average shares outstanding                             9,132            8,930             9,079             8,901
  Effect of dilutive securities                            217              223               268               214
                                                         -----            -----             -----             -----
  Average shares outstanding,
   adjusted for dilutive effects                         9,349            9,153             9,347             9,115
                                                         =====            =====             =====             =====

Note 9.  Goodwill and Other Acquired Assets
-------------------------------------------

       In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company performed its annual goodwill impairment test at the end of the third quarter of fiscal 2005 which resulted in no indication of impairment. During the nine months ended October 29, 2005, the Company recorded goodwill from business combinations totaling $19,349,000, due principally to the acquisition of Royal disclosed in Note 3.

       During the nine months ended October 29, 2005, the Company acquired customer contracts of Royal and various other laundry businesses valued at $14,802,000, with a weighted average amortization period of
       14.2 years, and non-compete covenants with a value of $6,674,000 and a weighted average amortization period of 9.8 years. Other acquired assets consisted of the following (dollars in thousands):

                                           October 29, 2005                             January 29, 2005
                                 -------------------------------------      ---------------------------------------
                                  Gross                      Other           Gross                        Other
                                 Carrying    Accumulated    Acquired        Carrying     Accumulated     Acquired
                                  Amount     Amortization  Assets, net       Amount      Amortization   Assets, net
                                  ------     ------------  -----------       ------      ------------   -----------

Customer contracts               $42,197       $(7,714)      $34,483         $27,395       $(5,511)       $21,884
Non-compete covenants             10,684        (2,052)        8,632           4,010        (1,166)         2,844
                                 -------       -------       -------         -------       -------        -------

Other acquired assets            $52,881       $(9,766)      $43,115         $31,405       $(6,677)       $24,728
                                 =======       =======       =======         =======       =======        =======

       Goodwill and other acquired assets recorded in connection with the Royal acquisition are based on the preliminary purchase price allocation, which is subject to change once all required information is obtained.

       Other acquired assets are scheduled to be fully amortized by fiscal year 2020 with corresponding annual amortization expense estimated for the current and next five fiscal years as follows (dollars in thousands):

                          2005                        $4,075
                          2006                         4,347
                          2007                         4,245
                          2008                         3,892
                          2009                         3,583
                          2010                         3,121

Note 10.  Long Term Debt
------------------------

       On March 21, 2005, the Company borrowed the entire amount of its term loan of $50,000,000. The proceeds of the term loan were used to fund the acquisition of Royal (see Note 3), and reduce the amount outstanding on the Company's revolving credit facility. As of October 29, 2005, the remaining $47,500,000 outstanding under the term loan bears interest at 3.94 percent under a LIBOR contract, plus a margin (2.50 percent as of October 29, 2005) based on the Company's ratio of "Funded Debt" to "EBITDA," as each is defined in the loan agreement. The term loan is payable in quarterly installments of $2,500,000, with the final payment due on January 27, 2010.

       The Company is subject to certain financial covenants under its loan agreement. One of these covenants requires that the Company maintain a minimum consolidated net worth of $126,023,000 plus an aggregate amount equal to 50 percent of quarterly net income beginning with the fourth quarter of fiscal 2004 (with no reduction for net losses). Other covenants require the Company to maintain a minimum ratio of "EBITDA" to "fixed charges" of no less than 1.2 to 1, and a maximum ratio of "Funded Debt" to "EBITDA" of no more than 2.75 to 1. On July 29, 2005, the loan agreement was amended to increase the maximum ratio of "Funded Debt" to "EBITDA" covenant to no more than 4.0 to 1. At the time of this amendment, the Company provided its lenders with a first lien on all personal and intangible property excluding cash surrender value of life insurance, and agreed to pledge certain real estate as additional security. The Company was in compliance with these loan covenants, as amended, as of October 29, 2005.

       The Company's loan facility was subsequently amended on November 30, 2005 upon completion of the real estate security appraisals. The covenants require a minimum ratio of "EBITDA" to "fixed charges" (as defined in the loan documents) of no less than 1.05 to 1, increasing to 1.15 to 1 effective October 31, 2006, and a ratio of "Funded Debt" to "EBITDA" of no more than 4.0 to 1, decreasing to 3.5 to 1 effective January 31, 2010. The Company is also required to maintain a consolidated net worth of $120,920,000 plus an aggregate amount equal to 50 percent of quarterly net income beginning with the fourth quarter of fiscal 2005 (with no reduction for net losses), and an asset coverage ratio of 1 to 1. The amendment increased the revolving loan agreement from $100,000,000 to $150,000,000 and the term loan was repaid. In connection with this amendment, the margin paid to the banks on the amounts borrowed under the credit facility increased from 2.50 percent to 2.75 percent as of November 30, 2005.

       During the first half of fiscal 2005, the Company borrowed a total of $22,988,000 from the issuers of its Company-owned life insurance policies against the cash surrender value of the policies. The proceeds of the policy loans were used to reduce the amount outstanding on the revolving credit facility. During the third quarter of fiscal 2005, the Company repaid all of the life insurance policy loans outstanding. At the end of the third quarter fiscal 2005, the Company borrowed a total of $30,228,000 under the policies. The loans bear interest at a fixed rate of 8.0 percent or variable rates ranging from 5.3 percent to 6.3 percent. The proceeds upon surrender of the policies will be reduced by the amount of any loans outstanding, unless repaid by the Company prior to that time. The total amount borrowed is netted against cash surrender value of life insurance in the consolidated balance sheet as of October 29, 2005.

       As of October 29, 2005, the Company had $13,275,000 in irrevocable letters of credit outstanding, which reduced the amount available to borrow under the credit facility to $13,543,000.

Note 11.  Derivative Instruments and Hedging Activities
-------------------------------------------------------

       The Company entered into an interest-rate swap agreement with one of its lenders effective September 9, 2002. The swap agreement fixes the variable portion of the interest rate (excluding a margin) at 3.58 percent on $10,000,000 of the outstanding debt under the revolving line of credit until termination on May 30, 2007. The Company has elected to apply cash flow hedge accounting for the interest-rate swap agreement in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Accordingly, the derivative is recorded as an asset or liability at its fair value. The effective portion of changes in the fair value of the derivative, as measured quarterly, is reported in accumulated other comprehensive income, and the ineffective portion, if any, is reported in net income of the current period. The gain (loss) on the derivative included in accumulated other comprehensive loss in the third quarter ended October 29, 2005 and October 30, 2004 amounted to $32,000 and $(56,000), respectively, net of tax; and $121,000 and $69,000 for the nine months ended October 29, 2005 and October 30, 2004, respectively, net of tax. The Company has recorded a long-term asset (liability) of $169,000 and $(9,000) for the fair value of the derivative as of October 29, 2005 and January 29, 2005, respectively.

       At the end of the third quarter fiscal 2005, the Company entered into natural gas futures contracts to fix the price for a portion of its future purchases of natural gas and reduce its exposure to volatility in the cost of natural gas consumed by its plants due to fluctuations in the price on the New York Mercantile Exchange (NYMEX). These futures contracts combined are expected to hedge approximately 53 percent of the Company's total requirements for natural gas (measured at current usage rates) for each year in the two-year period commencing November 1, 2005, and approximately 38 percent and 19 percent of the Company's natural gas requirements, respectively, in each of the next two years following the initial two-year period. The weighted-average cost of natural gas under these contracts is $9.85 per decatherm. The Company has elected to apply cash flow hedge accounting for these hedging instruments in accordance with SFAS No.
       133. Accordingly, the net gain on the derivatives included in accumulated other comprehensive loss in the third quarter and nine months ended October 29, 2005 amounted to $302,000, net of tax. The change in fair market value of a portion of the derivatives not qualifying as a cash flow hedge for accounting purposes was included in non-operating income in the third quarter and nine months ended October 29, 2005, and amounted to a gain of $158,000. The Company has recorded a current asset of $2,232,000 and a long-term liability of $1,616,000 for the fair value of the derivatives as of October 29, 2005. The Company estimates that $2,074,000 of unrealized gains included in accumulated other comprehensive loss before taxes as of October 29, 2005 will be reclassified to cost of services within the next 12 months as natural gas is purchased for consumption in the plants.

       In addition to the futures contracts, the Company has existing contracts for physical delivery of natural gas as of October 29, 2005 that fix the NYMEX cost of gas for approximately 7 percent of its estimated natural gas purchase requirements in the next 12 months, and fix the basis (transportation) cost of the gas for approximately 62 percent of its estimated natural gas purchase requirements in the next 12 months. Although these contracts are considered derivative instruments, they meet the normal purchases exclusion contained in SFAS No. 133, as amended by SFAS No. 138 and SFAS No. 149, and are therefore exempted from the related accounting requirements.

Note 12.  Comprehensive (Loss) Income
-------------------------------------

       Comprehensive (loss) income, consisting primarily of net (loss) income, changes in the fair value of derivatives used for interest rate risk management, and changes in the fair value of derivatives used for natural gas hedging, net of taxes, totaled $(47,000) and $1,559,000 for the third quarter ended October 29, 2005 and October 30, 2004, respectively; and $128,000 and $3,330,000 for the nine months ended October 29, 2005 and October 30, 2004, respectively.

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

       The net periodic pension expense recognized in the third quarter and nine months ended October 29, 2005 and October 30, 2004 was as follows:

                                                         Third Quarter Ended                 Nine Months Ended
                                                       ------------------------           ------------------------
                                                       October 29,  October 30,           October 29,  October 30,
(Dollars in thousands)                                    2005         2004                  2005         2004
------------------------------------------------------------------------------------------------------------------
Pension expense:
   Service cost                                          $ 105         $ 122                $ 315       $   420
   Interest cost                                           316           311                  950           949
   Expected return on plan assets                         (333)         (356)                (999)       (1,062)
   Plan curtailment - sale of Life Uniform                   -             -                    -            38
   Amortization of prior service cost                        5             5                   15            15
   Recognized actuarial loss                                 -            21                    -            79
------------------------------------------------------------------------------------------------------------------
Net periodic pension expense                             $  93         $ 103                $ 281       $   439
==================================================================================================================

Note 14.  New Accounting Pronouncements
---------------------------------------

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

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

            THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 29, 2005
                                COMPARED WITH
            THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 30, 2004

General
-------

Angelica Corporation is a leading provider of outsourced linen management services to the healthcare industry in the United States. We offer comprehensive linen management services to the U.S. healthcare industry, including hospitals, long-term care facilities, surgery centers, medical clinics, dental offices, and other medical providers. Among the items that we clean and provide, on either a rental or customer-owned basis, are bed linens, towels, gowns, scrubs, surgical linens and surgical packs, as well as mops, mats and other dust control products. To a more limited extent, we also provide linen management services to customers in the hospitality business. As of October 29, 2005, we operated 32 laundry facilities and served customers in 23 states.

Results of Continuing Operations
--------------------------------

Revenues from continuing operations increased by 40.3 percent in the third quarter of fiscal 2005 to $107.6 million from $76.7 million in the same period in fiscal 2004. Organic growth from net new business additions and price increases contributed 3.5 percent, or $2.7 million, of the third quarter increase, with the remaining 36.8 percent, or $28.2 million, attributed to recent acquisitions net of divestitures. Revenues from continuing operations in the first nine months of fiscal 2005 were $313.3 million, a 37.2 percent increase over revenues from continuing operations of $228.3 million in the same period in fiscal 2004. For the first nine months of fiscal 2005, organic growth from net new business additions and price increases contributed 3.2 percent, or $7.2 million, of the revenue increase, with the remaining 34.0 percent, or $77.8 million, attributed to acquisitions net of divestitures. New business installed during the first nine months of fiscal 2005, net of cancellations of existing business, represented $10.8 million in annualized revenue compared with $11.2 million in last year's first nine months, which includes $5.2 million attributed to the acquisition from Duke Health Systems.

Cost of services of $93.8 million in the third quarter of fiscal 2005 increased by 47.5 percent from $63.6 million recorded in the same period in fiscal 2004. The principal factor for this increase is our higher revenue level resulting from the acquisitions we have completed. Production labor costs increased $12.2 million to 34.6 percent of revenue in third quarter fiscal 2005 versus 32.7 percent of revenue in third quarter fiscal 2004. Included in this increase were $0.3 million of costs related to the consolidation of our two Dallas facilities into one. Rising energy costs continue to negatively impact our cost of services as well. Natural gas costs rose to 5.3 percent of revenues in third quarter fiscal 2005 from 3.8 percent of revenues in third quarter fiscal 2004 and delivery fuel increased to 2.2 percent of revenues in this year's third quarter from 1.7 percent of revenues in third quarter fiscal 2004. Partially offsetting these increases was a decline in linen expense to 16.8 percent of revenues in the third quarter fiscal 2005 from 18.2 percent of revenues in third quarter fiscal 2004. The reduction in linen expense as a percentage of revenues primarily reflects an increase in non-rental customers obtained through acquisitions and to a lesser extent, lower linen prices from new procurement efforts.

In the first nine months of fiscal 2005, cost of services of $270.3 million reflected a 41.7 percent increase from $190.7 million recorded in the same period in fiscal 2004. The principal factor for this increase is our higher revenue level resulting from the acquisitions we have completed. Also, contributing to the increase were production labor costs which increased $33.6 million to 34.6 percent of revenues in the first nine months of fiscal 2005 versus 32.8 percent of revenues during the same period in fiscal 2004. Costs related to labor strike contingency planning of $0.7 million are included in the increase, as well as the costs associated with the closure of our Vallejo facility and the combination of our two Dallas facilities. Energy costs also contributed to this increase. Natural gas costs rose to
5.0 percent of revenues in the first nine months fiscal 2005 from 4.0 percent of revenues in the first nine months of fiscal 2004 and delivery fuel increased to 1.9 percent of revenues in the first nine months of fiscal 2005 from 1.6 percent of revenues in the first nine months of fiscal 2004. The decline in linen expense to 16.9 percent of revenues in the first nine months of fiscal 2005 from 18.6 percent of revenues in the same period in fiscal 2004 partially offset these increases.

Gross profit margin declined to 12.8 percent and 13.7 percent in the third quarter and first nine months of fiscal 2005, respectively, from 17.0 percent and 16.5 percent in the third quarter and first nine months of fiscal 2004, respectively, for the reasons noted above.

Selling, general and administrative expenses declined as a percent of revenues to 10.0 percent and 11.5 percent in the third quarter and first nine months of fiscal 2005, respectively, compared with 12.5 percent and
12.9 percent in the third quarter and first nine months of fiscal 2004, respectively. The third quarter decline reflects increased revenues and the efficiencies from our increasing scale in addition to a $0.7 million reversal of amortization expense related to our long term incentive plan during the third quarter fiscal 2005. The decline as a percent of revenues in the first nine months of fiscal 2005 from the same period in fiscal 2004 also reflects efficiencies attained from our greater scale and the reversal of the long term incentive plan amortization expense partially offset by $0.8 million expended in connection with the union corporate campaign, $0.4 million in connection with changes in our senior management, $0.4 million expended evaluating alternatives to our debt structure, and increased corporate expenses associated with Sarbanes-Oxley compliance.

Income from operations declined 37.4 percent in the third quarter this year compared with third quarter fiscal 2004 due to the increased cost of services and $1.1 million of amortization expense recorded in the third quarter of fiscal 2005 substantially related to recent acquisitions compared to amortization expense in third quarter fiscal 2004 of $0.2 million. Income from operations for the first nine months of fiscal 2005 decreased 47.5 percent to $4.7 million from the $9.0 million recorded during the same period a year ago, due to the increased cost of services and amortization expense and decreased other operating income recorded in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004. Specifically, amortization of acquired assets for the first nine months of fiscal 2005 was $3.0 million, a $2.3 million increase from the $0.7 million amortization recorded in the first nine months of fiscal 2004, and other income from operations decreased to $0.8 million in the first nine months of fiscal 2005 from $1.6 million in the first nine months fiscal 2004.

Interest expense in third quarter fiscal 2005 increased by $1.8 million to $2.0 million. Interest expense for the first nine months of fiscal 2005 increased by $4.1 million to $5.0 million. The increases resulted from the increased indebtedness incurred to finance acquisitions, plus an increase in interest rates from an average 2.9 percent in the first nine months of fiscal 2004 to an average 5.4 percent in the first nine months of fiscal 2005. At October 29, 2005, we had $46.1 million in total debt outstanding under a revolving loan agreement along with a $47.5 million term loan. After repaying all loans outstanding against the cash value of the life insurance policies we own, we borrowed $30.2 million against that cash value later in the third quarter. Interest from bank and life insurance debt is included in our interest expense.

We recorded $0.4 million pretax non-operating income during both the third quarter of fiscal 2005 and the same period in fiscal 2004. In the first nine months of fiscal 2005, we recorded $1.2 million of non-operating income which includes a $0.4 million distribution from the liquidation of the parent company of the issuer of life insurance policies we own, along with interest on invested cash balances, notes receivable and income related to our natural gas hedge. During the first nine months of fiscal 2004, we recorded pretax non-operating income of $2.5 million, which included a $1.5 million gain from the sale of real estate we owned in Miami, Florida and $0.6 million of death benefits from company-owned life insurance policies surrendered.

The income tax benefit of $0.4 million in the third quarter and $0.3 million for the first nine months of fiscal 2005 reflect taxes on income from continuing operations being more than offset by the effects of permanent items and tax credits. Income from continuing operations for the third quarter fiscal 2005 was $0.8 million compared with income from continuing operations of $2.8 million in the third quarter fiscal 2004, a 71.3 percent decrease. Income from continuing operations of $1.2 million in the first nine months of fiscal 2005 decreased 85.2 percent from $8.3 million in the same period last year as the increased interest expense and decreased non-operating income combined with the other items mentioned above more than offset the impact of the increase in revenues from continuing operations.

Discontinued Operations
-----------------------

In September 2005, we sold customer contracts served by our Columbia, Illinois operations, exited the St. Louis market, and subsequently closed the facility. Accordingly, the assets and liabilities of this facility were segregated, and its results of operations are reported in discontinued operations, effective in the third quarter of fiscal 2005. When we completed this sale in the third quarter fiscal 2005, we recorded a loss on disposal of the discontinued business of $0.4 million, net of tax. Additionally, we recorded a loss from operations of the discontinued business, net of tax, of $0.8 million in the quarter. In the third quarter fiscal 2004 we recorded a total loss from discontinued operations of $1.2 million which included $1.1 million related to our discontinued retail business. In the first nine months of fiscal 2005, the total loss from discontinued operations was $1.5 million net of tax, including a $1.1 million loss from operations of the discontinued Columbia, Illinois plant, net of tax and the $0.4 million loss on disposal of the discontinued operations, net of tax. First nine months fiscal 2004 loss from discontinued operations net of tax was $5.0 million of which $4.7 million was attributable to the discontinued Life Uniform retail business segment.

Financial Condition
-------------------

As of October 29, 2005, working capital totaled $32.5 million and the current ratio (i.e., the ratio of current assets to current liabilities) was
1.4 to 1, compared with $40.1 million and 1.7 to 1, respectively, at January 29, 2005. The decrease in the dollar amount of working capital reflects increases in receivables and linens in service, more than offset by increases in current maturities of long-term debt, accounts payable, and other accrued liabilities.

Receivables and linens in service increased by $13.3 million and $6.8 million, respectively, in the first nine months of fiscal 2005 as a result of our larger scale after completing recent acquisitions. Accounts receivable days outstanding increased to 46 days as of October 29, 2005 from 42 days sales outstanding at the end of fiscal 2004. The increase reflects increased business in the New York market in which accounts receivable, historically, remain outstanding for a longer period of time than in other markets. Days sales outstanding are projected to settle at a more normalized level of approximately 45 days. Increases in total property and equipment of $8.6 million and goodwill and other acquired assets of $36.9 million reflect mainly the cost of the business acquired in first quarter fiscal 2005.

The increase in current maturities of long-term debt of $10.0 million in the first nine months this year reflects the current portion of our term loan. Long-term debt of $83.7 million, net of current maturities, as of October 29, 2005 was $15.9 million greater than at January 29, 2005, reflecting borrowing used to fund the acquisition completed in first quarter fiscal 2005. Our ratio of total debt to total capitalization as of October 29, 2005 was 38.4 percent compared to 31.1 percent as of January 29, 2005. Book value per share at the end of third quarter fiscal 2005 was $16.27, compared with $16.69 as of January 29, 2005.

Liquidity and Capital Resources
-------------------------------

Cash flow provided by operating activities of continuing operations increased $1.3 million in the nine months ended October 29, 2005 over the same period a year ago. In the first nine months of fiscal 2005, we recorded a $0.6 million net increase in working capital components of continuing operations compared with a $3.7 million net increase in the year ago period primarily due to higher accounts payable in fiscal 2005 resulting from acquisitions and timing. Cash flows from investing activities in the nine months ended October 29, 2005 include $52.3 million of cost of businesses acquired, including cash paid for Royal and the final payment of $3.6 million for the acquisition of the Duke University Health System laundry in the previous year. Capital expenditures were $6.8 million higher during the first nine months this year compared with the same period last year as we continue to invest in energy-saving and labor-saving equipment in our facilities.

As of October 29, 2005, there was $93.6 million of outstanding debt under our credit facility, including a $47.5 million term loan and $46.1 million under the revolving loan agreement. Of this amount, $10.0 million bears interest at a fixed rate of 3.58 percent pursuant to an interest rate swap agreement plus a margin under the credit facility (2.5 percent as of October 29, 2005). Another $82.5 million was in LIBOR contracts bearing interest of
3.94 percent plus the margin. The remaining $1.1 million outstanding bears interest at our base rate (prime) of 6.75 percent as of October 29, 2005.

In addition to amounts due under our loan agreement, during the third quarter fiscal 2005 we borrowed $30.2 million against the cash surrender value of life insurance policies we own. The proceeds of these loans, bearing interest at variable rates ranging from 5.3 percent to 6.3 percent, or a fixed rate of 8.0 percent, were used to pay down our revolving line of credit. Approximately 80.6 percent of this debt was charged a variable rate. On October 29, 2005, we also had $13.3 million in irrevocable letters of credit outstanding, which reduced the amount available to borrow under the loan agreement to $13.5 million.

As previously announced, we amended the terms of our credit facility during the second quarter fiscal 2005 moving to a secured facility to increase credit availability. Under the terms of the amendment, the credit facility becomes secured and the total amount of the facility remains unchanged at $150 million. The covenants require us to maintain a minimum ratio of "EBITDA" to "fixed charges" (as defined in the loan documents) of no less than 1.2 to 1, and a maximum ratio of "Funded Debt" to "EBITDA" of no more than 4.0 to 1, which was raised from 2.75 to 1 in connection with the loan amendment. We are also required to maintain a minimum consolidated net worth of $126.0 million plus an aggregate amount equal to 50 percent of quarterly net income beginning with the fourth quarter fiscal 2004 (with no reductions for net losses). We were in compliance with these debt covenants, as amended, as of October 29, 2005.

Our loan facility was subsequently amended on November 30, 2005 upon completion of the real estate appraisals. At that time, under the terms of the agreement the margin rate was 2.75 percent. The covenants require us to maintain a minimum ratio of "EBITDA" to "fixed charges" (as defined in the loan documents) of no less than 1.05 to 1, increasing to 1.15 to 1 effective October 31, 2006, and a ratio of "Funded Debt" to "EBITDA" of no more than
4.0 to 1, decreasing to 3.5 to 1 effective January 31, 2010. We are also required to maintain a consolidated net worth of $120.9 million plus an aggregate amount equal to 50 percent of quarterly net income beginning with the fourth quarter fiscal 2005 (with no reductions for net losses), and an asset coverage ratio of 1 to 1.

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

Forward-Looking Statements

Any forward-looking statements made in this document reflect the Company's current views with respect to future events and financial performance and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that may cause actual results to differ materially from those set forth in these statements. These potential risks and uncertainties include, but are not limited to, competitive and general economic conditions, the ability to retain current customers and to add new customers in competitive market environments, competitive pricing in the marketplace, delays in the shipment of orders, availability of labor at appropriate rates, availability and cost of energy and water supplies, the cost of workers' compensation and healthcare benefits, the ability to attract and retain key personnel, the ability of the Company to recover its seller note and avoid future lease obligations as part of its sale of Life Uniform, the ability of the Company to accomplish its strategy of redirecting its resources to its healthcare linen management business in a timely and financially advantageous manner, unusual or unexpected cash needs for operations or capital transactions, the effectiveness of the Company's initiatives to reduce key operating costs as a percentage of revenues, the ability to obtain financing in required amounts and at appropriate rates and terms, the ability to identify, negotiate, fund, consummate and integrate acquisitions, and other factors which may be identified in the Company's filings with the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to commodity price risk related to the use of natural gas in its laundry plants. The total cost of natural gas in the third quarter and nine months ended October 29, 2005 was $5.7 million and $15.7 million, respectively. To reduce the uncertainty of fluctuating energy prices, the Company has entered into contracts as of October 29, 2005 to fix the NYMEX cost of gas for approximately 60 percent of its estimated natural gas purchase requirements in the next 12 months. A hypothetical 10 percent increase in the cost of natural gas not covered by these contracts would result in a reduction of approximately $1.2 million in annual pretax earnings.

The Company is also exposed to commodity price risk resulting from the consumption of gasoline and diesel fuel for delivery trucks. The total cost of delivery fuel in the third quarter and nine months ended October 29, 2005 was $2.4 million and $6.1 million, respectively. A hypothetical 10 percent increase in the cost of delivery fuel would result in a decrease of approximately $0.8 million in annual pretax earnings.

The Company's exposure to interest rate risk relates primarily to its variable-rate bank debt. As of October 29, 2005, there was $93.6 million of outstanding debt under the bank credit facility, of which $10.0 million bears interest at a fixed rate of 3.58 percent (plus a margin) under an interest-rate swap agreement entered into by the Company with one of its lenders to moderate the exposure. Amounts borrowed under the credit facility in excess of the $10.0 million covered by the interest-rate swap agreement bear interest at a rate equal to either (i) LIBOR plus a margin, or (ii) a Base Rate, defined as the higher of (a) the Federal Funds Rate plus .50 percent or (b) the Prime Rate. The margin is based on the Company's ratio of "Funded Debt" to "EBITDA," as each is defined in the Loan Agreement. As of October 29, 2005, the margin was 2.50 percent. Of the $30.2 million in life insurance policy loans outstanding as of October 29, 2005, a total of $24.4 million of these loans bear interest at variable rates ranging from 5.3 percent to 6.3 percent. A hypothetical increase of 100 basis points in short-term interest rates applicable to the outstanding variable-rate debt not covered by the interest-rate swap agreement would result in a reduction of approximately $1.1 million in annual pretax earnings.

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

Other than the changes noted above, there were no other changes in the Company's internal control over financial reporting during the first nine months of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                         PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS
-----------------

(a) See Exhibit Index on page 25.

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

                                             Angelica Corporation
                                             --------------------
                                             (Registrant)



Date: December 8, 2005                       /s/ James W. Shaffer
                                             ------------------------------
                                             James W. Shaffer
                                             Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)
                                             (Principal Accounting Officer)

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

10.1 Three order agreements for natural gas with Sempra Energy Solutions entered into on October 21, and October 25, 2005. Reported on a Form 8-K filed on October 26, 2005.**

10.2 Employment Agreement between the Company and Richard M. Fiorillo, dated November 15, 2005. *

10.3 Second Amendment to Amended and Restated Loan Agreement dated October 28, 2005, among Angelica Corporation, LaSalle Bank National Association, as Administrative Agent, and LaSalle and other Lenders. *

10.4 Second Amended and Restated Loan Agreement dated November 30, 2005, among Angelica Corporation, LaSalle Bank National Association, as Administrative Agent, and LaSalle and other Lenders. Filed as
         Exhibit 99 to a Form 8-K filed on December 5, 2005. **

31.1     Section 302 Certification of Chief Executive Officer.*

31.2     Section 302 Certification of Chief Financial Officer.*

32.1     Section 906 Certification of Chief Executive Officer.*

32.2     Section 906 Certification of Chief Financial Officer.*