Form 10-K
period 2006-01-28
ANGELICA CORP /NEW/
filed 2006-04-13
CIK 6571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 28, 2006
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

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      No X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. Large accelerated filer        Accelerated filer X   Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes      No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

$230,686,799 based on the average of the high/low transaction price of the Common Stock on July 29, 2005.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of March 31, 2006.

Common Stock, $1.00 par value, 9,409,203 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

PART I

Item 1. Business

Overview

Angelica is a leading provider of outsourced linen management services to the U.S. healthcare industry. We have developed a comprehensive service offering that allows healthcare providers to outsource some or all aspects of their linen management needs. We provide laundry services, linen and apparel rental and on-site linen management services to our diverse customer base of approximately 4,200 healthcare providers located in 23 states. To a more limited extent, we also provide linen management services to customers in the hospitality business. For the 2005 fiscal year ended January 28, 2006, we processed over 833 million pounds of linen for our customers.

Our linen management services are designed to benefit healthcare providers by enabling them to:

  Improve patient satisfaction by providing high-quality linens and linen service;

  Reduce their capital expenditures for linen facilities and equipment;

  Decrease their operating costs by outsourcing a non-core process;

  Maximize their productivity by allowing them to utilize limited available space that would otherwise be dedicated to on-premise laundry facilities for revenue generating activities; and

  Focus on their core competencies of providing healthcare services to their patients.

As of January 28, 2006, our more than 6,600 service associates delivered our value-added services to our customers through our network of 31 laundry service centers in nine geographic markets, three depots, and fleet of approximately 720 delivery vehicles. Our service centers provide access to 30 of the 50 largest metropolitan markets in the United States which approximates 50% of the country’s healthcare facilities. We seek to concentrate our service centers in clusters, enabling us to provide better service to our customers, as well as lower our operating costs, by maximizing the efficiency of our delivery routes and by improving the utilization of our sales force. For the 2005 fiscal year, we reported revenues of $418.4 million and net income of $2.3 million from continuing operations.

Our company was founded in 1878 as a uniform manufacturing company. During the 1960s, we expanded our product offering to three lines of business: Manufacturing, Textile Services and Retail. In 2002, management and our Board of Directors made a strategic decision to focus on healthcare linen services and retail. We sold our Manufacturing business in the spring of 2002 and hired a new CEO in September 2003. Since then, we have streamlined the company further by selling our Retail business in July 2004, and strengthened our market position in the healthcare linen management services industry by completing eleven acquisitions, five of which had a final purchase price of over $10.0 million each, and by strategically divesting certain non-healthcare accounts.

During fiscal year 2005, we recognized that, in order to increase customer service and satisfaction through delightful service to every customer every day, we needed to change from an inward-looking, plant-centric operations company to an outward-looking, customer-focused, high quality service provider. In June 2005, we hired a new President and Chief Operating Officer to head up this initiative. In the third quarter fiscal 2005, we announced a reorganization which would center our operations around nine geographic market areas and allow us to shift our focus to the customer. We completed this reorganization in the fourth quarter fiscal 2005.

Market Opportunity

The U.S. market for outsourced healthcare linen management services is large and growing. Based on our knowledge of providing linen management services to the healthcare industry, we estimate that the U.S. healthcare linen services market represents approximately a $5.8 billion revenue opportunity annually. Of this

$5.8 billion, we estimate $2.0 billion is attributable to acute-care hospitals, $2.5 billion to surgical and physician clinics and $1.3 billion to long-term care facilities, computed as follows:

	Number of Beds	x	Average Annual Revenue/Bed(4)	=	Estimated Market Size at January 2006

Acute-Care Hospitals(1)	.9 million		$2,222		$2.0 billion

Surgical and Physicians Clinics(2)	.5 million		$5,000		$2.5 billion

Long-term Care Facilities(3)	1.7 million		$765		$1.3 billion

Total	—		—		$5.8 billion

(1)	Source: The CDC (Centers for Disease Control/Fed Government) and Company database from Solutions Marketing Group (SMG).

(2)	Source: Dun & Bradstreet and InfoUSA. Consists of total clinics rather than number of beds.

(3)	Source: Dun & Bradstreet and SMG database.

(4)	Average annual revenue per bed is determined based on our experience in providing linen management services to the healthcare industry. Other service providers in this industry may be achieving different results.

We believe there are a number of favorable market dynamics within the U.S. healthcare sector that will continue to expand the overall outsourced healthcare linen management services opportunity:

      Favorable demographic trends—The U.S. Census forecasts that the U.S. population over the age of 65 will double over the next 25 years. The American Hospital Association (AHA) estimates that people over the age of 65 use hospital services at three times the rate of the general population.

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

Competitive Strengths

We believe we are well positioned to capitalize on the attractive market opportunities for outsourced healthcare linen management services as a result of our competitive strengths:

      Strong market clusters—We believe our cluster approach of having a number of service centers in localized areas enables us to provide superior service to our customers at a lower cost. Operating numerous service centers within close proximity to one another enables us to provide more reliable customer service, better handle customer requests and mitigate the risks associated with temporary capacity reductions at a single service center. Furthermore, these clusters allow us to lower costs by optimizing delivery route densities and better utilize our sales force across service centers. Our cluster approach has enabled us to establish a strong market position in several markets in which we operate and provides us the opportunity to grow within our market clusters while capturing economies of scale.

      Significant scale creates opportunities for cost reduction—We believe our significant and growing operating scale and infrastructure provides us with opportunities to realize significant financial benefits. In fiscal 2005, we purchased over $75.0 million of linens and invested approximately $19.0 million in capital improvements. We believe the realignment of our purchasing functions at our operations headquarters in 2004 has enabled us to better coordinate our purchasing activities and negotiate better pricing from our existing suppliers, as well as to pursue direct sourcing opportunities. During fiscal 2005, we began direct sourcing a portion of our linen purchases, although less than one percent of our linen purchases were direct sourced by us in fiscal 2005. We expect to direct source two to three percent of our linen needs in fiscal 2006. Our fourth quarter 2005 reorganization included establishment of an operations group focused on efficiencies that are expected to reduce our costs and improve the quality of service and product delivered to our customers. The group was also designed to enable us to implement best practices and standardization across our organization, as well as to optimize capital expenditures by standardizing equipment and centralizing capital equipment procurement to take advantage of volume purchase discounts. In addition, our 31 service centers allow us to test new technologies and operating techniques on a limited basis and implement best practices throughout our service center network. In fiscal 2005, we engaged a consulting firm to review operational activities at four of our service centers. As a result of their review, certain strengths and areas of improvement were identified. The best practices uncovered and implemented at those facilities as a result of this project will be rolled out to our remaining service centers in fiscal 2006.

      Experienced market leader—Our position as a market leader provides us with significant credibility with current and prospective customers. We are a leading provider of outsourced linen management services to the U.S. healthcare industry. Based on healthcare linen services revenue nationally, we believe that we are more than twice the size of our nearest competitor.

      Large, experienced sales force—Our large, experienced sales force enables us to cater to the needs of sophisticated, national customers while also allowing us to deploy the appropriate sales resources to local market opportunities. We believe our sales force is the largest in the healthcare linen services industry, consisting of seven Market Sales Directors overseeing 26 Business Development Managers. Furthermore, our sales force is augmented by nine Market Service Directors and 62 local Customer Relationship Managers who provide customer service and enhance revenue opportunities.

      Stable customer base—Our large and diverse customer base, high customer retention rates and long-term contracts provide us with a stable revenue base. As of January 28, 2006, we served approximately 800 hospitals, 400 long-term care facilities and 3,000 surgical and physician clinics in 23 states. In fiscal 2005, no individual customer represented more than 10% of our total revenues. Our annual customer retention rate is approximately 94% of total revenues and our average contract length is approximately 3 years.

      Commitment to delightful customer service—In the fourth quarter of fiscal 2005, we completed the reorganization of our operating management structure to provide increased emphasis on customer service and launch a program of delightful service through innovation, giving every customer great service every day. We also launched a number of programs to improve overall customer satisfaction, raising the quality and delivery standards historically acceptable in the healthcare linen industry. We continue to implement these programs in fiscal 2006 with the intent of providing a measurable distinction between Angelica’s service and competitors’ service.

      Proven management team—We have a streamlined organization primarily focused on providing outstanding healthcare linen management services. From September 2003 to January 28, 2006, we have divested non-core assets, completed eleven acquisitions that strengthened our position in our core business, and significantly reduced our corporate overhead expenses. These initiatives have increased our number of service centers from 28 to 31, increased our weekly pounds of linen processed by 50.9% from 10.6 million to 16.0 million, and reduced our corporate office headcount from 50 to 13 associates, which was partially offset by the addition of 15 associates in our operations headquarters. With the addition of our new president and COO in June 2005, we have implemented a reorganization designed to improve customer service and satisfaction by employing a customer-centric rather than plant-centric business model. Going forward, we will continue to focus on new revenue opportunities at current and new hospital customers as well as by more aggressively targeting clinics and long-term care facilities. We will also seek to further leverage our significant and growing operating scale and infrastructure to enhance profitability and increase shareholder value.

Business Strategy

Due to the local and regional nature of our business, our goal is to become the market leader in each of the local markets we serve while expanding our coverage to new markets as warranted. We believe that with respect to total beds served, we are among the three largest providers of outsourced healthcare linen management services in each of the local markets in which we operate and number one or two in the majority of our markets. As part of our business strategy, in fiscal 2005 we implemented a reorganization to move from a plant-centric operations company to a customer-focused high quality service provider, with the goal of providing delightful customer service to every customer every day. The key components of our business strategy are highlighted below.

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

  Focus on delightful customer service and identify and implement sales and marketing best practices across our organization;

  Drive organic growth via delightful customer service thereby retaining current customers and selling them more products;

  Provide access to all of our product offerings to every customer through every service center; and

  Focus our efforts on acquiring new business from clinics and long-term care facilities associated or affiliated with our existing hospital customers.

      Pursue complementary and accretive acquisitions—To increase our customer base, expand our presence in existing markets and enter new markets, we will continue to pursue strategic acquisitions consistent with Board approved debt guidelines. Since November 2003, we have completed eleven acquisitions for an aggregate consideration of $129.0 million that we believe have created numerous benefits to our market position and our customers. Five acquisitions had a final purchase price of over $10.0 million each. In evaluating acquisition opportunities, we consider factors such as strategic value, projected EBITDA, impact on earnings per share, return on net assets and internal rate of return.

      The following chart depicts the acquisitions we have completed since November 2003.

Date Completed	Transaction	Benefit

August 2005	Purchased healthcare linen service contracts and selected assets of Bob White Services, Inc. in Cleveland, OH	Strengthened our position and capacity utilization in Northern Ohio and upstate New York

March 2005*	Purchased the stock of Royal Institutional Services, Inc. and its affiliate, The Surgi-Pack Corporation and accompanying healthcare linen services business in Somerville and Worcester, MA	Strengthened our New England position

January 2005*	Purchased National Service Industries and National Linen & Uniform Service laundry facilities and linen services business in Dallas and Wichita Falls, TX	Strengthened our Southwest position

January 2005*	Purchased Tartan Textile Services healthcare linen services business and assumed lease for laundry facility in Hempstead, NY	Improved our access to New York market and access to long-term care facilities

December 2004	Purchased United Linen Service (d/b/a Golden State Services) healthcare linen services business and assumed leases for laundry facilities in Sacramento and Turlock, CA	Strengthened our Northern California position

May 2004	Purchased Tartan Textile Services healthcare linen services contracts from Tartan’s Portland, ME laundry facility	Strengthened our New England position

April 2004*	Purchased Duke University Health Systems laundry in Durham, NC and signed a long-term supply agreement with Duke healthcare facilities	Allowed expansion into North Carolina market with state-of-the-art facility and base customer

April 2004	Purchased inventory and equipment and assumed healthcare linen services contracts at two on-premise laundries located at hospitals in TX and GA	Improved capacity rationalization in existing Angelica facilities

December 2003*	Purchased National Service Industries healthcare laundry facility and healthcare linen services business in Safety Harbor, FL	Strengthened our western Florida position

November 2003	Purchased healthcare linen services contracts and selected assets of Tenney Laundry Services in Batavia, NY	Strengthened our New York position

*Final purchase price exceeded $10.0 million.

      Increase gross margin by leveraging scale—We believe we are well positioned to use our scale to improve our operating performance. We plan to expand our gross margin through a more efficient operating model and a number of cost savings initiatives including:

  Raising customer satisfaction levels via delightful service to permit improved pricing and sale of high margin ancillary products;

  Reducing linen costs through centralized purchasing and the gradual expansion of a direct sourcing program;

  Reducing energy cost volatility by hedging more of our anticipated natural gas requirements;

  Implementing best practices and new technology solutions to improve efficiency while reducing labor costs;

  Reducing distribution costs by implementing new software and optimizing routes; and

  Optimizing capital expenditures by standardizing equipment and centralizing capital equipment procurement.

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

Furthermore, we offer the following customizable services:

  AngelLink®, a computerized linen management system, available for either rented or customer-owned goods, designed to streamline linen tracking and ordering processes;

  On-site linen distribution management of all aspects of linen distribution ranging from the linen room to utilization reports that optimize the ordering, receiving and use of linens; and

  Customized surgical packs for use in operating suites, providing a cost-effective alternative to disposable surgical packs.

Other services we provide include scrub security programs and just-in-time linen cart exchange programs. These services have been designed to meet the total linen management needs of our customers. We also furnish a limited number of general linen services in select areas, mainly to restaurants, hotels and motels.

Customers

We serve customers in a number of healthcare sectors that are distinguished by both the types of patients they serve and the types of services they offer. Within the hospital and long-term care sector, many patient visits involve overnight stays. In contrast, within the clinic sector, most patient visits are outpatient in nature. Consequently, hospitals and long-term care facilities typically require rental of, and linen management services for, substantial amounts of bulk items such as bed linens and bath towels, in addition to other items such as patient gowns and surgical scrubs. Our clinic customers typically require less linen rental services for bulk items as a percentage of the total and more for smaller items, such as lab coats and scrubs. As a result, hospitals and long-term care facilities generally involve larger, lower-price per pound orders, while the products and services provided to our clinic customers generally have a higher price per pound.

For the 2005 fiscal year ended January 28, 2006, no individual customer represented more than 10% of our total revenues.

Competition

The markets in which we operate are very competitive and highly fragmented. Our primary competitors include two multi-national corporations: Crothall Services Group (a subsidiary of Compass Group PLC) and Sodexho Inc. (a subsidiary of Sodexho Alliance SA); approximately eleven regional midsize firms; and more than 300 small, independent, privately-owned competitors. In addition, many hospitals have captive on-premise laundries and hospital cooperative laundries. We also compete indirectly with large facility service providers, such as ARAMARK Corporation, that provide linen services in conjunction with other services.

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

Operations

We typically provide our services to customers located within a 150 mile radius of our service centers. As of January 28, 2006, we operated in nine geographic markets made up of 31 laundry service centers, all of which are in or near major metropolitan areas, serving customers in 23 states. Our markets are comprised of service centers concentrated in clusters providing us access to 30 of the 50 largest metropolitan markets in the United States which approximates 50% of the country’s healthcare facilities. As part of our best practices initiative, in December 2005 we changed our definition of capacity for our service centers from 96 hours per week (based on two eight-hour shifts running six days per week) to 140 hours per week (based on 20 hours per day, 7 days per week). Under this new definition, we are currently operating at approximately 55% of capacity.

We maintain a fleet of approximately 720 delivery vehicles and our drivers typically pick up and deliver linen daily at hospitals and two to three times per week at outpatient facilities. Most of our vehicles are obtained through operating leases.

Our laundry process involves several steps to ensure effective cleaning. Soiled linen is delivered to the service center by truck, sorted and weighed into appropriately sized loads, washed, dried, ironed, folded, arranged on carts and then delivered back to the customer.

Sales and Marketing

We believe our sales force is the largest in the healthcare linen management services industry, consisting of seven Market Sales Directors and 26 Business Development Managers. We also have nine Market Service Directors and 62 local Customer Relationship Managers who provide customer service and enhance revenue opportunities by providing our existing customers with information about additional services and products we offer.

Our sales force compensation typically consists of a fixed base salary as well as an annual incentive plan, which includes a variable component based on achievement of quarterly targets.

Types of Contracts

We typically serve our customers pursuant to written service contracts for an initial term of three years. Once we have developed a relationship with our customers and understand their needs and our customers have had an opportunity to evaluate the quality of our services, we generally seek to convert them to five year service contracts. The majority of our contracts have pricing escalators tied to the Consumer Price Index; however, the total amount by which our prices may be increased annually is often capped. Our standard contract also has a clause that allows us to increase prices, in addition to the pricing escalators, if we incur unforeseen increases in certain costs of performing our services. These unforeseen increases include increases in the cost of textiles, utilities, supplies, labor, transportation, waste disposal or other costs not within our control.

Many of our customers have used our services for many years and we believe most customers remain loyal to us due to our high quality service. Nevertheless, in fiscal 2005 we identified ways to improve our service levels, which we implemented as part of our reorganization. In addition, we believe that customers may be reluctant to change service providers due to the effort involved, the potential disruption of services provided and, in many cases, the hidden costs associated with a change in service provider.

Regulatory Considerations

Our operations are subject to various laws and regulations relating to workplace safety and the environment.

Approximately half of our locations were inspected during fiscal 2004 by the Occupational Safety and Health Administration (“OSHA”) or a state agency equivalent. Citations were issued at some of those locations, all of which were completely abated or comprehensively addressed in an ongoing abatement process during fiscal 2005. Fines associated with OSHA citations were paid in fiscal 2005. Maintaining and improving workplace safety remains an important continuing Company initiative.

Compliance with laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has not had a material effect on our capital expenditures, earnings or competitive position. We do not expect any material expenditures will be required in order to comply with any federal, state or local environmental regulations.

Employees

As of January 28, 2006, we employed more than 6,600 persons. Approximately 80% of those employees are represented by unions. Unions that represent our employees include the International Brotherhood of Teamsters, the International Union of Operating Engineers, the United Food and Commercial Workers Union, and UNITE HERE. We consider our relationship with our employees to be good at both union and non-union facilities. Production employees at 28 of our 31 service centers are unionized, as are drivers who provide transportation and distribution services to many of our service centers. Contracts covering production workers at twelve service centers and drivers associated with five service centers have expired or will expire within the next year. As these respective expirations approach and occur, we will participate in negotiations in good faith with the intention of reaching timely agreements in all cases.

On December 18, 2005, production employees at the Colton, California service center went on strike after rejecting our final offer. The strike ended when the employees made an unconditional offer to return to work on Sunday, February 19, 2006. The collective bargaining agreement at the facility has not been settled to date.

We improved our relationship with international, regional and local officials of UNITE HERE following the corporate campaign that the union engaged in against us during fiscal 2004 and the first half of fiscal 2005. On June 14, 2005, we and UNITE HERE reached a settlement consisting of several interrelated agreements.

We are in the process of negotiating initial collective bargaining agreements at seven service centers that were organized in the last half of fiscal 2005 pursuant to the settlement with UNITE HERE.

Item 1A. Risk Factors

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

The following factors, as well as factors described elsewhere in this Form 10-K, or in other SEC filings, could cause our future results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. Such factors are described in accordance with the provisions of the Private Securities Litigation Reform Act of 1995, which encourages companies to disclose such factors.

Our acquisition strategy involves risks relating to integrating acquired businesses.

Our growth plan includes the strategic acquisition of selected business facilities, customer contracts and other assets. For example, in fiscal 2005 we acquired Royal Institutional Services, Inc. and its affiliate, The Surgi-Pack Corporation, as well as a smaller acquisition of customer contracts from Bob White Services, Inc. Our inability to integrate acquired companies, business facilities, customer contracts or other assets successfully may render us less able to obtain the expected returns from our acquisitions and harm our results of operations and financial condition.

The process of integrating acquired operations into our existing operations may result in operating, contract and technology difficulties, including, but not limited to, the following:

  potential loss of key employees of acquired businesses;

  problems assimilating the purchased technologies, products or business operations;

  problems maintaining uniform standards, procedures, controls and policies;

  unanticipated costs associated with the transactions, including accounting charges and transaction expenses;

  diversion of management’s attention from our core business; and

  adverse effects on existing business relationships with suppliers and customers.

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

We may not be able to identify suitable future acquisition candidates or acquire them on commercially reasonable terms or at all. In addition, we may not be able to obtain necessary financing for acquisitions. Such financing may be restricted by the terms of our debt agreements or it may be more expensive than our current debt. Moreover, although our current debt provides for borrowing up to 4.0 times debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), our Board has established a long-term target debt to EBITDA of 3.0X. When debt exceeds this level, as it has the second half of fiscal 2005, the Board may postpone acquisition activity. The amount of such debt financing for acquisitions may be significant and the terms of such debt instruments may be more restrictive than our current covenants. In addition, competitors for acquisitions, some of which may have substantially greater financial resources at their disposal, may increase the cost of acquisitions to us or make it impossible for us to make acquisitions within our strategic guidelines, if at all. If we do make additional acquisitions, any benefits anticipated from our acquisition strategy may not actually be realized.

Our contracts may not contain energy surcharge clauses sufficient to cover energy cost increases. If we are not able to recoup some or all of the utility cost increases we may experience, our results of operations may suffer.

Our operations utilize a large amount of natural gas, electricity, and gasoline and diesel fuel, and our energy purchases vary as to price, payment terms, quantities and timing. Our energy costs are also affected by various market factors including the availability of supplies of particular forms of energy, energy prices and local and national regulatory decisions. The energy surcharge clauses in our contracts may not permit us to increase our prices to keep pace with energy cost increases we may experience. For example, excluding acquisitions, we were only able to pass on to our customers less than 25% of the energy cost increases we incurred in fiscal 2005, from fiscal 2004. While we have instituted operational hedging models that seek to capture pricing opportunities in the energy markets and lock in natural gas prices as contracts are signed, we may not be fully protected against substantial changes in the price or availability of energy sources and we may not be able to offset these increases with higher prices charged to our customers. Our operations also use a large amount of water which we purchase, along with sewer service for the wastewater, from local water and sewer utilities that are often municipally owned. We are dependent upon these water and sewer utilities to provide uninterrupted water and sewer services for our continued operations and we are subject to the possibility of significantly increased costs for water and sewer services to the extent that these entities face financial difficulties, whether as a result of budget cuts or otherwise. We could also face higher costs if there are maintenance or capacity constraint issues within the municipal systems by which we are served.

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

We face significant pricing pressures arising from our customers’ desire to decrease their operating costs, from consolidation in the healthcare industry, and from other competitors operating in our targeted markets. Pricing pressure is particularly pronounced when we compete for new customers and when we negotiate for an extension of the term of an agreement with an existing customer. Some of our customers are part of large national, regional or local healthcare organizations that require their affiliates to purchase services from a limited number of preferred vendors or through a group purchasing organization. These trends have increased pricing pressures on our contracts with these customers. Pricing pressures may also be more pronounced during periods of economic uncertainty. Accordingly, improvement, or even maintenance of our operating margins depends on our ability to continually improve our capacity utilization and reduce our operating costs and/or provide delightful customer service to reduce price sensitivity. If we are not able to achieve sufficient improvements in efficiency to adequately compensate for pressures on our pricing or reduce price sensitivity via delightful service, our results of operations will be harmed.

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

Our business requires significant, periodic capital investment in facilities, machinery and other equipment; however, because our future capital needs are uncertain, we may need to raise additional funds in the future, and such funds may not be available on acceptable terms or at all.

Our capital requirements depend on many factors, including:

  the age and condition of existing facilities and equipment;

  expenses related to investments in new facilities, equipment and technology;

  the need to invest in labor-saving and energy-efficient equipment;

  the number and timing of acquisitions and other strategic transactions; and

  the costs associated with our expansion, if any.

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

Our operating costs may increase or work stoppages may occur if we are unable to reach initial or renewal collective bargaining agreements with the unions representing our employees.

Approximately 80% of our employees, principally at our service centers, are represented by unions. Collective bargaining agreements with unions representing our employees are typically three years in duration and have staggered expiration dates over consecutive years. In order to minimize the potential effect of coordinated or concerted work stoppages, the settlement with UNITE HERE expressly prohibits employees at service centers with collective bargaining agreements from engaging in sympathy strikes to support employees at service centers without collective bargaining agreements in effect. The settlement further prospectively restricts the number of contracts that can expire during any given month and within the same quarter.

Two existing collective bargaining agreements that cover six of our service centers in California expire on June 4, 2006. In addition, the Colton, California service center has an open contract. In the event that some or all of the employees at these service centers participate in a work stoppage, there could be a material adverse impact on our results of operations and financial condition.

Any work interruptions or stoppages may significantly harm our business, results of operations, and financial condition and may have a material impact on our financial results. In addition, a small number of customers or potential customers have chosen not to do business with us as a result of their concerns related to potential or perceived problems that they attribute to having a predominantly unionized workforce.

An insurance company with which we have previously done business is in financial distress. If our insurer does not fulfill their obligations, we may experience significant losses.

We sold our pre-1999 workers’ compensation claims exposure to Kemper Insurance Company (“Kemper”) in fiscal 1999. While several claims have been resolved, there are still a number outstanding at the present time. Many insurance carriers are experiencing unfavorable claims experience and loss of their own reinsurance coverage. As a result, many of these carriers are in substantially weakened financial condition, including Kemper. In the event that Kemper files for protection with the bankruptcy court, any outstanding claims previously sold to Kemper, in addition to deposits that have been made to Kemper on claims since fiscal 1999 and amounts in excess of the deductible for claims with Kemper since fiscal 1999 may become our responsibility to the extent not covered by state guaranty associations and may have a detrimental effect on our results. We estimate our exposure to be $1.3 million as of January 28, 2006.

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

Our credit facilities contain strict financial covenants. Among other things, these covenants require us to maintain specified ratios of earnings to fixed expenses and debt to earnings, as well as specified minimum net worth levels. Our lenders may not consent to amendments to these covenants on commercially reasonable terms in the future if we require such relief. In the event that we do not comply with the covenants and our lenders do not consent to such non-compliance, we will be in default of our agreement, which may subject us to penalty rates of interest and acceleration of the maturity of the outstanding balances. In addition, our credit facilities are secured by certain real estate, equipment, inventory and accounts receivable. A significant decline in the value of collateralized assets could put us in default of our credit agreement. In the event of a default under our credit facilities, we may be required to seek additional sources of capital to satisfy our liquidity needs. These additional sources of financing may not be available on commercially reasonable terms or at all. Even if they are available, these financings may result in dilution to our existing shareholders.

A significant portion of our revenues is derived from operations in a limited number of markets. Recessions, spikes in costs or natural disasters in these markets may harm our operations.

A significant portion of our revenues is derived from our operations in a limited number of states and regions. Revenues generated from operations in California and Arizona accounted for approximately 40% of our revenues from continuing operations in fiscal 2005. Any economic weakness in these or our other key markets may harm our business.

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

Severe weather conditions or other natural disasters in our primary markets, such as earthquakes in California or hurricanes in Florida or Texas, may cause significant disruptions to our operations, and result in increased costs and liabilities and decreased revenues, which may harm our business, operating results, financial condition and liquidity. We have, in the past, taken advantage of our clustering strategy to allow our customers to be serviced by our other facilities in the area in the event of service disruptions at a particular service center, but we may not be able to do so in the future if a major disaster struck a number of our facilities within a cluster.

Any increase in the cost of linens and textiles which is not recovered may affect our operating results.

During fiscal 2005 we purchased over $75.0 million of linens and other textiles that we rent to customers. Significant increases in the price of cotton may result in higher linen costs and, consequently, have an adverse effect on our earnings if we are not successful in offsetting such increases, either through cost reduction efforts or adjustment in prices for our services.

We may face risks resulting from purchasing linens and other textiles from international sources.

We purchase most of the linens and other textiles rented to customers from foreign sources, primarily Pakistan and Cambodia, either directly from the manufacturer or through distributors. Sourcing products from foreign manufacturers presents several risks, including volatility in gross domestic production; credit risk; civil disturbances; unpredictable political climate; economic and governmental instability; acts of war; changes in regulatory requirements; nationalization and expropriation of private assets; significant fluctuations in interest rates, currency exchange rates and inflation; imposition of additional taxes or other payments by foreign governments or agencies; increases in fuel and other shipping costs; changes in export or import controls and exchange controls and other adverse actions or restrictions imposed by foreign governments. Any of these events may make it significantly more costly or more difficult to obtain the linens we require and may harm our financial condition and results of operations.

A decrease in the price of natural gas below the fixed prices we have contracted for may negatively affect our operating results.

We have entered into natural gas futures contracts to fix the price for a portion of our future purchases of natural gas and reduce our exposure to volatility in the cost of natural gas consumed by our service centers due to fluctuations in the price on the New York Mercantile Exchange (NYMEX). Long term reductions in natural gas prices meaningfully below our contracted price levels may negatively impact our operating results and/or our competitive position.

An increase in interest rates may negatively impact our operating results.

As of January 28, 2006, $75.0 million of the $85.0 million outstanding under our credit facility was subject to a variable interest rate. Of the $29.2 million in life insurance policy loans outstanding as of January 28, 2006, a total of $23.3 million of these loans bore interest at variable rates. An increase in interest rates may negatively impact our financial condition and results of operations.

If we are unable to reduce costs as a result of implementing best practice initiatives company-wide, we will not recover the consulting expenses incurred as part of this implementation.

As part of our fiscal 2005 reorganization, we launched a best practices improvement project with a leading operations consulting group. During fiscal years 2005 and 2006, this project, which was designed to implement best practices and reduce unnecessary costs in our service centers, is expected to cost approximately $2.0 million. If we are unable to achieve the operating efficiencies and cost reductions anticipated we may not recover the project expenses.

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

We face intense competition in our business. If we fail to compete effectively, we may miss new business opportunities or lose existing clients and our revenues and profitability may decline.

The market for our linen management services is highly competitive. The principal elements of competition include quality, service, reliability and price. Our competitors range from divisions of large multi-national organizations, namely Sodexho Inc. (a subsidiary of Sodexho Alliance SA) and Crothall Services Group (a subsidiary of Compass Group, PLC), to regional midsize firms. Also, we have many small independently-owned competitors, including individual hospital on-premise laundries and hospital cooperatives. Our competitors Sodexho and Crothall Services Group have significantly more financial resources, larger professional staffs, greater brand recognition and broader service offerings than us. In addition, there are other large outsource services providers with significant resources who do not currently serve the healthcare linens services market but may enter this market in the future. These competitors may devote substantial resources to the development and marketing (including discounting) of products and services that compete with those offered by us. Significant price competition may seriously harm our revenues, operating margins and market share.

Our continued success depends on our ability to attract new customers, retain our current customers and renew our existing customer contracts. Our ability to do so generally depends on a variety of factors, including quality, service, reliability and price, as well as our ability to market our services effectively and differentiate ourselves from our competitors. Over the past 3 years, we have averaged a 94% retention rate based on total revenues. Approximately 30% of our customer contracts come up for renewal each year. We may not be able to renew existing customer contracts at the same or more favorable rates or terms and our current customers may terminate or not renew contracts with us. The failure to renew a significant number of our existing contracts may harm our business and results of operations. In addition, many companies in the healthcare industry are seeking to consolidate their outsourced services with one or two vendors, instead of using multiple vendors. Since we focus primarily on healthcare linen management services, we may lose customers to vendors who provide multiple outsourced services, and our results of operations may be harmed, if this trend continues.

We are subject to numerous federal, state, and local regulatory requirements involving employees, including those covering employment, wage and hour and occupational health and safety issues. Any changes to existing regulations or new laws may result in significant, unanticipated costs.

Our facilities are, and any operations we may acquire in the future will be, subject to various federal, state, and local regulatory requirements, including employment rules; wage and hour laws (including minimum wage, workers’ compensation and unemployment insurance); and occupational health and safety regulations. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. We believe that our facilities are currently in substantial compliance with all applicable regulatory requirements, although future expenditures may be necessary to comply with changes in these laws and to otherwise improve or enhance our policies and procedures pursuant to those applicable regulatory requirements.

Environmental issues, whether arising from our current operations or from the facilities we have recently acquired, or may in the future acquire, may subject us to significant liability and limit our ability to grow.

Our facilities are subject to various federal, state and local laws and regulations, including the federal Clean Water Act, Clean Air Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and Liability Act and similar state statutes and regulations. In particular, we use and must dispose of wastewater containing detergent and other residues from the laundering of linens and other products through publicly operated treatment works or sewer systems and are subject to volume and chemical discharge limits and penalties and fines for non-compliance. Under environmental laws, as an owner, lessee or operator of our facilities we may be liable for the costs of removal or remediation of hazardous or toxic substances located on or in or emanating from our owned, leased or operated property, as well as related costs of investigation and property damage. Liability may be imposed upon us without regard to whether we knew of or were responsible for the presence of hazardous or toxic substances. Locations which we own, lease or operate or which we may acquire, lease or operate in the future may have been operated in a manner that may not be in compliance with environmental laws and regulations and these future uses or conditions may result in the imposition of liability upon us under such laws or expose us to third party actions such as tort suits. In addition, such regulations may limit our ability to identify suitable sites for new or expanded service centers. In connection with our operations, hazardous or toxic substances may migrate from properties on which we operate or which were operated by companies we acquired to other properties. We may be subject to significant liabilities to the extent that human health is damaged or the value of such properties is diminished by such migration. We now operate two new facilities from acquisitions in fiscal 2005 and we may face similar or more extensive issues at these facilities or other facilities we may in the future acquire. Although we conduct environmental due diligence on properties which we acquire, lease or operate, including in some cases having Phase I environmental audits conducted, because of the difficulty in detecting some environmental conditions we may not have discovered all environmental conditions on those properties. In addition, some of our properties contain underground storage tanks. Although we have been working to remove these tanks from our properties and are not aware of any material remediation arising from them, the presence of these tanks on our properties may result in environmental liabilities being imposed on us.

We may be exposed to employment-related claims and costs that could harm our business, financial condition, or results of operations.

Our business is labor intensive. As a result, we are subject to a large number of federal and state regulations relating to employment. This creates a risk of potential claims of discrimination and harassment, alleged violations of health and safety and wage and hour laws, criminal activity and other claims. For instance, employees working in certain areas of our facilities may be exposed to blood-borne or other pathogens. Although we have implemented training programs for employees working in the soiled linen sorting areas of our facilities and have provided our employees with protective clothing and hepatitis B vaccinations, there may be potential threats to the health and welfare of our employees during the course of their employment, which may result in workers’ compensation and occupational health and safety claims being made against us.

From time to time, we are subject to audit by various governmental authorities to determine our compliance with a variety of occupational health and safety regulations. We may, from time to time, incur fines and other losses or negative publicity with respect to any such violation. In addition, some or all of these claims may also give rise to civil litigation, which could be time-consuming for our management team and costly and could harm our business. Our insurance coverage may not be sufficient in amount or scope to cover all types of liabilities that we may incur, which may result in significant costs to us. If any such incidents occur and we are not able to resolve them favorably, we may be subject to civil fines or criminal penalties and abatement costs (including possible business interruption costs).

If we are not able to hire and retain qualified employees, our ability to service our existing customers and retain new customers will be adversely affected.

Our success is largely dependent on our ability to recruit, hire, train and retain qualified employees. Our business is labor intensive and, as is typical for our industry, continues to experience relatively high personnel turnover. Increases in our employee turnover rate could increase our recruiting and training costs and decrease our operating efficiency and productivity. Also, the addition of new customers may require us to recruit, hire, and train personnel at accelerated rates. We may not be able to successfully recruit, hire, train, and retain sufficient qualified personnel to adequately staff our existing business or future growth, particularly when we undertake new customer relationships for which we have not previously provided services. In addition, as labor related costs represented approximately 43.5% of revenues from continuing operations in fiscal 2005, labor shortages or increases in wages (including minimum wages as mandated by federal and state governments, employee benefit costs, employment tax rates, and other labor related expenses) may cause our business, results of operations, and financial condition to suffer. Furthermore, wages may be driven up with additional unionization of our work force. As wage rates, health insurance costs and workers’ compensation costs increase, we may not be able to timely offset these increases with higher prices charged to our customers.

Ineffective management could cause our business, results of operations and financial condition to suffer.

Our continued success in our business is based upon many factors, including but not limited to, the expansion of our customer base, the enhancement of the services we provide to existing customers, aggressive sales and marketing efforts, effective cost containment and capital investment measures, and a strong strategic vision. During fiscal 2005 we implemented an operational reorganization designed to improve customer service and satisfaction. Proper execution will require effective management both in headquarters and in field operations. Our inability to effectively manage our existing business and our future growth may harm our business, results of operations, and financial condition. Our management teams at the corporate and operating levels are small and any unforeseen crises or loss of one or more of our officers or key employees may place a significant strain on our remaining management team and our employees, operations, operating and financial systems, and other resources.

If our goodwill and other intangible assets become impaired, we will be required to write down their carrying value and incur a charge against income.

At January 28, 2006, our goodwill and other intangible assets, net of accumulated amortization, was approximately $91.7 million. We acquired the majority of our goodwill and other intangible assets in our acquisitions. At least once every year and more often as we deem necessary, we review whether these assets have been impaired. If these assets become impaired, we will be required to write down their carrying value to the current fair value of the assets and to incur charges against our income equal to the amount of the writedown. These charges while cash neutral will decrease our reported net income in the period in which we take them and may harm our financial condition and results of operations.

We have contingent liabilities on guarantees of leases for some of our former retail store locations. We also have received an unsecured junior subordinated promissory note from the acquiring company of our retail business.

As a term of the sale of our retail business in July 2004, we agreed to guarantee payments due under leases for 103 of the retail stores operated by our former retail business until the end of the current term of each lease. As of January 28, 2006, we are guarantor on the remaining 69 leases and our maximum aggregate potential liability under these leases is approximately $11.6 million. If we were required to make significant payments under these leases and were unable to recoup them from the buyer of the retail business, our results of operations and financial condition may be harmed. We also received an unsecured junior subordinated promissory note for approximately $4.0 million of the purchase price for our former retail business. The payment of this note is subordinated to the bank indebtedness which the buyer of the retail business incurred in connection with its acquisition of that business. We understand that the buyer has no significant assets other than those purchased from us in the transaction. We are currently carrying this note on our balance sheet at $3.3 million, which reflects a discount of $1.0 million made on the note at the time of the sale accreted through January 28, 2006.

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

One of the locations of our laundry facilities is subject to a pending condemnation action in conjunction with an eminent domain situation. If a number of facilities were subject to this type of action, our ability to continue operations could be interrupted.

A portion of our property adjacent to our Edison, New Jersey facility is in the process of a condemnation action by the local governing body as part of eminent domain actions. The area being taken is not part of our operational space and should not affect production. If, however, future condemnation actions were to occur at one or more of our facilities without sufficient notice, our operations may be affected and we may experience service interruptions to our customers in the market area served by the affected facility or facilities.

Our customer base is concentrated in the healthcare industry and our strategy partially depends on a trend of healthcare providers to outsource non-core services, such as linen management services. If the healthcare industry suffers a downturn or the trend toward outsourcing reverses, our growth may be hindered.

Our current customer base primarily consists of healthcare providers, representing approximately 92% of our revenues from continuing operations in fiscal 2005. Our business and growth strategy is largely dependent on continued demand for our services from healthcare providers and other industries we may target in the future, and on trends in those industries to purchase outsourced services such as linen management. A slowdown or reversal of the trend in the healthcare industry to outsource linen management services may harm our business, results of operations, growth prospects, and financial condition. Government healthcare reimbursement programs, such as Medicare or Medicaid, and third-party healthcare insurers have placed increasing pressure on healthcare providers to control operating costs by changing the basis of the provider’s reimbursement for medical services from actual cost to fixed reimbursement based upon diagnoses. This has, in turn, caused our healthcare customers to pursue aggressive cost containment measures with us and other third-party suppliers of goods and services. This pricing pressure has resulted in recent consolidation in the healthcare industry. This consolidation has decreased, and will continue to decrease, the potential number of customers for our services, thereby providing customers with additional leverage to negotiate lower pricing from us. Any future consolidation in the industry may further increase this leverage and harm our results of operations.

Our business is dependent on the healthcare industry and will decline if the demand for healthcare services declines.

Our business is dependent on the healthcare industry. If the demand for healthcare services declines, demand for our linen services may decline and our business will suffer. Due to medical advances and pressure from governmental healthcare reimbursement programs and private healthcare insurers, the average hospital stay has decreased from 7.5 days in 1980 to 4.8 days in 2003. As these trends continue, demand for our linen management services in the healthcare industry may decline. This decreased demand for our linen management services may harm our business, operating results, and financial condition.

A small number of existing shareholders have considerable control over our company, which may lead to conflicts with other shareholders over corporate governance.

Steel Partners II, L.P. (“Steel”) beneficially owns approximately 19.9% of our outstanding common stock and Steel has recently expressed its intention to seek greater control of the Company. In addition, four other entities individually own between 5% and 12% of our common stock. One of these, Pirate Capital, LLC, has worked closely with Steel on other occasions, and has indicated in a recent SEC filing, that it is supportive of Steel’s efforts regarding our Company. As a result, these entities, acting alone or together, may be able to significantly influence all matters requiring stockholder approval, including the election of directors and the approval of mergers and other business combination transactions, and they may exercise this ability in a manner that advances their best interests and not necessarily those of all other stockholders.

A declining stock market and lower interest rates negatively affect the value of our defined benefit pension assets and the defined benefit pension assets of the union-sponsored multi-employer plans to which we contribute and may harm our financial position.

We have a defined benefit pension plan covering most of our non-union employees. Also, pursuant to obligations imposed by collective bargaining agreements that cover union workers in many of our facilities, we contribute to union-sponsored multi-employer pension plans for the benefit of these employees. At the end of fiscal 2005, notwithstanding improving conditions in the stock market and improved investment returns, because of earlier significant declines in the stock market and low interest rates, the value of the pension assets decreased in these plans, compared to their value at the end of fiscal 2004, and the assets held in these plans may not be sufficient to fund our obligations under these plans. If future returns from the stock market and other investments are insufficient to remedy this shortfall, we may be required to increase our contributions to these pension plans in future years to satisfy this underfunding. Also, specified events such as sales or closings of facilities at which a significant number of employees covered by the plans work may trigger withdrawal liability under the multi-employer plans into which we contribute, which may also require us to make substantial additional payments into such plans.

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

Item 1B. Unresolved Staff Comments

Not applicable.

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

Item 2. Properties

A list of our principal facilities as of January 28, 2006 follows. No individual property, owned or leased, is of material significance to our operations or total assets, although relocating any facility would create temporary diseconomies. In our opinion, all such facilities are maintained in good condition and are adequate and suitable for the purposes for which they are used. All properties are owned unless otherwise indicated.

Laundries

Antioch, CA	Holly Hill, FL	Sacramento, CA (leased)
Ballston Spa, NY	Houston, TX	San Diego, CA
Batavia, NY	Lorain, OH	San Fernando, CA
Chicago, IL	Los Angeles, CA	Somerville, MA (leased)
Colton, CA	Ooltewah, TN	Stockton, CA
Columbia, SC	Orange, CA	Tampa, FL
Dallas, TX	Pawtucket, RI	Turlock, CA (leased)
Durham, NC	Phoenix, AZ	Wichita Falls, TX
Edison, NJ	Pomona, CA	Worcester, MA (leased)
Fresno, CA	Rio Vista, CA
Hempstead, NY (leased)	Rockmart, GA

As of January 28, 2006, our operations were located in 16 states, and consisted of 31 laundry service centers, owned and leased, plus warehouse facilities and depots. Our laundry facilities are generally not fully utilized, although most of them operate on a multi-shift basis. While some of our facilities are operating at near full capacity, output of several of our facilities could be increased with the installation of additional equipment.

Item 3. Legal Proceedings

We are not a party to, and none of our property is subject of, any material pending legal proceeding other than ordinary routine litigation incidental to the business. Management believes that liabilities, if any, resulting from pending routine litigation in the ordinary course of our business should not materially affect our financial condition or results of operations.

We improved our relationship with international, regional and local officials of UNITE HERE, following the corporate campaign that the union engaged in against us during fiscal 2004 and the first half of fiscal 2005. On June 14, 2005, we and UNITE HERE reached a settlement ending the corporate campaign. In several interrelated agreements, the parties agreed to a process whereby employees at our non-union locations could decide whether they wanted to be represented by UNITE HERE (Employee Free Choice Agreement) and established the parameters under which the parties would relate to one another for the next ten years. The terms of the settlement also required that the union withdraw the numerous unfair labor practice charges it filed against us with the National Labor Relations Board.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the fourth quarter of our 2005 fiscal year.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the symbol “AGL.” The following table sets forth the high and low sale prices of our common stock and the dividends per share paid during each of the quarterly periods in the two-year period ended January 28, 2006.

	Year Ended January 28, 2006			Year Ended January 29, 2005
	High	Low	Dividend	High	Low	Dividend

First quarter	$30.60	$26.76	$0.11	$24.69	$21.30	$0.11
Second quarter	27.50	23.80	0.11	25.64	21.10	0.11
Third quarter	25.85	13.40	0.11	25.78	23.00	0.11
Fourth quarter	17.47	13.26	0.11	29.89	23.49	0.11

There were 1,006 shareholders of record as of March 31, 2006. Our Board of Directors regularly reviews our dividend policy. Dividends to be paid in the future are dependent on our earnings, financial condition and other factors.

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

FINANCIAL SUMMARY - 5 YEARS (UNAUDITED)
Angelica Corporation and Subsidiaries

For Years Ended (Dollars in thousands, except per share amounts)	January 28, 2006	January 29, 2005	January 31, 2004	January 25, 2003	January 26, 2002

OPERATIONS
Textile service revenues	$418,357	$308,034	$283,319	$263,823	$250,651
Gross profit	54,057	48,769	53,782	51,490	45,307
Operating expenses and other, net, excluding interest expense	(46,131)	(34,225)	(37,549)	(36,631)	(31,262)
Interest expense	(7,198)	(1,356)	(714)	(2,780)	(7,364)
Loss on early extinguishment of debt	—	—	—	(6,783)	—
Income from continuing operations before income taxes	728	13,188	15,519	5,296	6,681
Income tax benefit (provision)	1,591	(2,440)	(4,356)	(722)	(565)
Income from continuing operations	2,319	10,748	11,163	4,574	6,116
(Loss) income from discontinued operations, net of tax	(1,286)	(1,369)	(1,960)	2,023	(4,827)
Loss on disposal of discontinued operations, net of tax	(785)	(3,018)	—	(6,662)	(23,998)
Net income (loss)	$248	$6,361	$9,203	$(65)	$(22,709)

PER SHARE DATA
Diluted income from continuing operations	$0.25	$1.18	$1.25	$0.52	$0.71
Diluted loss from discontinued operations	(0.22)	(0.48)	(0.22)	(0.53)	(3.33)
Diluted net income (loss)	0.03	0.70	1.03	(0.01)	(2.62)
Cash dividends paid	0.44	0.44	0.41	0.34	0.32
Common shareholders’ equity	$16.08	$16.69	$16.51	$16.00	$16.44

RATIOS AND PERCENTAGES
Current ratio (current assets to current liabilities)	1.4 to 1	1.7 to 1	2.0 to 1	2.1 to 1	1.4 to 1
Total debt to total debt and equity	36.4%	31.1%	11.8%	13.0%	33.9%
Gross profit margin	12.9%	15.8%	19.0%	19.5%	18.1%
Effective tax rate (continuing operations)	(218.6% )	18.5%	28.1%	13.6%	8.5%
Net income margin from continuing operations	0.6%	3.5%	3.9%	1.7%	2.4%
Return on average shareholders’ equity	0.2%	4.3%	6.4%	(0)%	(14.9)%
Return on average total assets	0.1%	2.4%	4.0%	(0)%	(7.3)%

OTHER SELECTED DATA
Working capital	$28,497	$36,525	$54,564	$58,746	$46,009
Additions to property and equipment, net	19,434	14,977	22,439	11,750	10,179
Depreciation and amortization	19,542	13,194	10,618	9,143	10,077
Cash flow from operating activities of continuing operations	20,438	17,514	23,861	16,836	9,876
Long-term debt, including current maturities	85,415	68,230	19,545	20,811	72,414
Total assets	$331,428	$288,953	$235,781	$228,284	$290,865
Average number of shares of common stock outstanding, adjusted for dilutive effects	9,275,246	9,124,537	8,957,996	8,822,785	8,663,586
Approximate number of associates	6,600	6,100	5,700	5,400	7,100

Prior year data may differ from amounts previously reported due to the restatement for discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Angelica is a leading provider of outsourced linen management services to the healthcare industry in the United States. We offer comprehensive linen management services to the U.S. healthcare industry, including hospitals, long-term care facilities, surgery centers, medical clinics, dental offices, and other medical providers. Among the items that we clean and provide, on either a rental or customer-owned basis, are bed linens, towels, gowns, scrubs, surgical linens and surgical packs, as well as mops, mats and other dust control products. To a more limited extent, we also provide linen management services to customers in the hospitality business. Currently, we operate 31 laundry service centers and serve customers in 23 states.

We were founded in 1878 and subsequently expanded into three operating divisions: uniform manufacturing, uniform retail, and linen management services. In fiscal 2002, we sold our uniform manufacturing business. In fiscal 2004, we sold our uniform retail business and decided to focus our remaining linen management services business on the healthcare industry. In fiscal 2005, healthcare linen services represented approximately 92% of our revenues, with 8% of revenues from other linen service markets. We expect healthcare linen management services to increase as a percentage of total revenues in future periods. Except as otherwise noted, the following discussion relates only to our continuing linen management operations and excludes our previously discontinued operations.

Although our fiscal year has not changed, we changed the terminology describing our fiscal year in February 2004. We now, and retroactively, refer to the fiscal year by the calendar year in which the first 11 months of the fiscal year fall. Fiscal year 2005 started on January 30, 2005 and ended on January 28, 2006, fiscal year 2004 started on February 1, 2004 and ended on January 29, 2005, and fiscal year 2003 started on January 26, 2003 and ended on January 31, 2004.

Our fiscal year ends on the last Saturday in January and usually contains 52 weeks, but occasionally contains 53 weeks. Fiscal 2005 and 2004 contained 52 weeks with a 13-week fourth quarter. Fiscal 2003 had 53 weeks, with its fourth quarter being comprised of 14 weeks.

Revenues are recognized when the clean linens are delivered to the customer. Our textile service revenues have grown from $250.7 million in fiscal 2001 to $418.4 million in fiscal 2005, or 66.9% over the four-year period. While a portion of our growth has been achieved organically by developing existing customers and adding new customers, we began adding to this growth with acquisitions in fiscal 2003. Going forward, we expect to accelerate our annual organic growth rate to 7%-10% through the customer-focused programs described herein, and to supplement this growth with additional acquisitions consistent with Board approved debt guidelines.

Our acquisition program is focused on healthcare laundry services currently owned either by hospitals or competitors. Since we seek to concentrate our service centers in clusters enabling us to better service our customers and providing us with economies of scale, we primarily look for opportunities within or around our existing markets. Although we may expand geographically via acquisition, this will most likely be on the fringes of existing service areas. For example, since beginning this strategy we have completed eleven acquisitions; nine of which have been in existing markets with the remaining two being adjacent to existing markets. We expect these acquisitions to significantly add to our existing revenues and earnings. In evaluating acquisition opportunities, we consider strategic value, projected EBITDA, impact on earnings per share, return on net assets and internal rate of return. The eleven acquisitions completed since November 2003 are shown in the chart below. In aggregate, we paid $129.0 million for these eleven acquisitions, with five of these acquisitions costing $10.0 million or more. All acquisitions were financed from available credit facilities and cash flow from operations.

The following chart depicts the acquisitions we have completed since November 2003:

Date Acquired	Company/Seller	Description of Acquisition	Goodwill & Other Intangibles Recorded

August 2005	Bob White Services, Inc. (“Bob White”)	Purchased healthcare linen service contracts and selected assets in Northern Ohio and upstate New York	$1.6M

March 2005*	Royal Institutional Services, Inc. and its affiliate, The Surgi-Pack Corporation (“Royal”)	Purchased the stock of the companies and accompanying healthcare linen services business in Somerville and Worcester, MA	$38.9M

January 2005*	National Service Industries and National Linen & Uniform Service	Purchased laundry facilities and linen services business in Dallas and Wichita Falls, TX	$8.8M

January 2005*	Tartan Textile Services	Purchased healthcare linen services business and assumed lease for laundry facility in Hempstead, NY	$25.8M

December 2004	United Linen Services d/b/a Golden States Services	Purchased healthcare linen services business and assumed leases for laundry facilities in Sacramento and Turlock, CA	$8.6M

May 2004	Tartan Textile Services	Purchased healthcare linen services contracts from Tartan’s Portland, ME laundry facility	$0.3M

April 2004*	Duke University Health System	Purchased laundry in Durham, NC and signed a long-term supply agreement with Duke healthcare facilities	$0.1M

April 2004	2 On-premise laundries	Purchased inventory and equipment and assumed healthcare linen services contracts at two on-premise laundries located at hospitals in TX and GA	$0.1M

December 2003*	National Service Industries	Purchased laundry facility and healthcare linen services business in Safety Harbor, FL	$7.1M

November 2003	Tenney Laundry Services	Purchased healthcare linen service contracts and selected assets in Batavia, NY	$1.5M

*Final purchase price exceeded $10.0 million.

During fiscal 2005, we recorded $18.8 million in goodwill acquired in transactions completed during fiscal 2005 versus $21.7 million in fiscal 2004. This amount may increase over time as a result of any subsequent acquisition we make as part of our acquisition strategy. Annual goodwill impairment testing is performed at the end of the third quarter of each fiscal year using a fair-value based analysis.

Cost of textile services are recognized and recorded as incurred. Over the last five years, our cost of textile services as a percent of revenues have gone from 81.9% in fiscal 2001 to 87.1% in fiscal 2005. During this period, however, cost of textile services have ranged from a low of 80.5% in fiscal 2002 to a high of 87.1% of revenues in fiscal 2005, primarily due to the volatility of energy costs. The major components of our cost of textile services are:

  Direct and indirect production labor and fringe benefit costs, which represented 34.7% of revenues in fiscal 2005 and 33.3% in fiscal 2004;

  Linen depreciation, which represented 17.0% of revenues in fiscal 2005, versus 18.5% of revenues in fiscal 2004;

  Delivery expenses, which represented 14.1% of revenues in fiscal 2005 versus 13.4% in fiscal 2004. This includes delivery fuel expense which was 1.9% of revenues in fiscal 2005 compared with 1.6% in fiscal 2004; and

  Utilities, which represented 9.8% of revenues in fiscal 2005 versus 8.4% in fiscal 2004. This includes natural gas which was 5.6% of revenues in fiscal 2005 and 4.3% in fiscal 2004.

During fiscal 2005 we initiated an operations process improvement project that is expected to lower the cost of textile services through more efficient operations and best practices implementation. Also, over the next three years, we plan to reduce the cost of textile services by improving linen and natural gas procurement, implementing new delivery planning and routing technology, and making capital investment in our facilities to increase labor productivity and reduce energy utilization. During fiscal 2005 we hired an outside consulting firm to review delivery route efficiencies at one of our service centers and made changes based upon their recommendations. We have seen substantial savings from these changes and in fiscal 2006 will begin implementing a global positioning system and route optimization program in the remaining 30 service centers. In addition, we have instituted a standardization process for purchasing linens and changed our energy hedging policy to an operational model from an economic model allowing us to take advantage of longer term buying opportunities for natural gas in the future. In the third quarter of fiscal 2005 we entered into three futures contracts to reduce our exposure to volatility in natural gas prices. These contracts, combined with existing fixed price contracts for the physical delivery of natural gas, effectively fix the cost for approximately 60% of our total natural gas requirements for the next two years, and 40% and 18% for the third and fourth years, respectively. We will continue to seek attractive natural gas purchasing opportunities with a goal of locking in natural gas prices and quantities for periods that roughly match up with customer contract expirations. Finally, we are planning to invest approximately $20.0 million per year during the next three years for capital improvements, the vast majority of which will be invested in our service centers in order to improve productivity and decrease energy usage.

Gross profit is the difference between revenues and cost of textile services, and gross margin is the relationship of gross profit expressed as a percent of revenues. Over the past five years, our gross profit has grown from $45.3 million in fiscal 2001 to $54.1 million in fiscal 2005. During this period, gross margin has ranged from 19.5% to 12.9% of revenues. Our goal of reaching a 20% gross margin by fiscal 2008 will be impacted by a number of factors, including our ability to obtain price increases equal to the inflationary pressures we experience. While the majority of our customer contracts have inflation pricing escalator clauses based on various Consumer Price Indexes, or CPI, the aggregate annual price increases are usually capped and the costs listed above affect us to a greater degree than the CPI as they comprise a much larger part of our cost structure. In addition, mounting pressure on our healthcare customers to contain costs has somewhat curtailed our ability to negotiate price increases in line with inflation. We cannot predict the degree to which we will be affected by future energy availability or costs, but we believe our energy hedging policy will allow us to lessen our energy cost volatility and take advantage of pricing opportunities in the energy market in the future.

Selling, general and administrative, or SG&A, expenses include all other operating expenses not included in cost of textile services, including those related to sales and marketing, human resources, accounting, information systems, and other administrative functions not allocable to individual customers. With the sale of our manufacturing business in fiscal 2002 and retail business in fiscal 2004, we have streamlined our corporate offices from 50 people at the end of fiscal 2003 to 13 people at the end of fiscal 2005. In fiscal 2005, SG&A was $50.1 million, representing 12.0% of revenues compared with $37.7 million, or 12.2% of revenues in fiscal 2004. Of the fiscal 2005 SG&A, $27.6 million was attributable to our 31 service centers and $22.5 million was attributable to our Atlanta and St. Louis corporate offices. We expect SG&A to continue to decline as a percent of revenues as we continue to grow our business organically and through acquisition and the fixed components of these costs are spread over a larger revenue base. Our information systems upgrade which will continue through 2006 could increase SG&A in absolute dollars, but during this period should not have any substantial impact on SG&A as a percent of revenues. Other operating income includes any non-recurring gains or losses and may vary significantly year to year due to acquisitions and divestitures of assets. In fiscal 2005, the sale of certain non-healthcare accounts in our San Diego, Stockton and Long Beach, California service centers generated $5.9 million of income. Going forward, we may opportunistically dispose of non-healthcare assets which no longer fit in our strategic plans.

Interest expense is recognized as incurred and includes amortization of any loan fees over the life of the loan. In fiscal 2005, interest expense was $7.2 million as a result of higher rates and the additional borrowings we have made to finance our acquisition strategy. Going forward, we target a 3.0X debt to EBITDA ratio, although this may vary significantly quarter to quarter. When we exceed this ratio, we would expect to slow acquisitions and focus effort on building EBITDA and reducing debt. When we are below this level we will look at ways to deploy capital, including acquisitions, to maximize shareholder value.

Non-operating income is recognized as realized and reflects sales of non-operating properties, life insurance proceeds, interest on the $4.0 million note received by us from the buyer as part of the consideration from the sale of the retail business and other non-operating items. For fiscal 2005, non-operating income included a cash distribution received in connection with the demutualization of the parent company of an issuer of life insurance policies owned by the Company and death benefits received on company-owned life insurance policies.

Our tax rate reflects statutory tax rates reduced by federal and state tax credits and non-taxable income including the cash value gains on life insurance policies held. In addition, when there might be an alternative tax interpretation other than the one we used, we recognize this possibility via tax reserves. In fiscal 2004, following the completion of audits in the United States and Canada, we recognized a $0.8 million reversal of these reserves. In fiscal 2005 we recorded an additional reserve of $0.2 million related to discontinued operations. In addition, cash taxes paid may differ significantly from recorded expense due to net operating loss (NOL) carryforwards and changes in deferred tax items. In fiscal 2004 we recorded a federal NOL of $18.2 million primarily attributable to the sale of our retail division. In fiscal 2005 we recorded a federal NOL of $11.2 million primarily from differences in the timing of deductions for book and tax purposes. In addition, we have various other state tax NOLs and state and federal tax credits. We have recorded a valuation allowance of $0.1 million to reflect the anticipated loss of various state NOLs. We do not anticipate recording net operating losses regularly in the future.

CRITICAL ACCOUNTING POLICIES AND JUDGMENTS

In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. We evaluate our estimates and judgments on a continuing basis, including those related to linens in service, self-insurance liabilities, income taxes, stock-based compensation, impairment of long-lived assets, discontinued operations, bad debts, property and equipment, derivative financial instruments, contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that management believes to be reasonable under the circumstances. We discuss below the more significant accounting policies, estimates and related assumptions used in the preparation of our consolidated financial statements. By their nature, these estimates and assumptions are subject to an inherent degree of uncertainty. Actual results may differ from these estimates and assumptions.

Our significant accounting policies are more fully described in Note 1 to the consolidated financial statements. Certain of these policies as discussed below require the application of significant judgment by management in selecting appropriate assumptions for calculating amounts to record in the consolidated financial statements.

Linens in Service

Linens in service represent the unamortized cost of textile and linen products purchased for service to customers. Linens in service are amortized over an expected useful life of sixty weeks. Specific physical identification and inventory of linens in service is impractical in our business due to the fact that the inventory is circulating between our facilities and our customers’ facilities; however, available industry data supports the reasonableness of a 60 week useful life. Furthermore, our amortization policy has produced historical levels of linens in service that are comparable as a percent of textile service rental revenues. Management believes its amortization policy is appropriate for the valuation of linens in service.

Self-Insurance Liabilities

We self-insure liabilities for non-union employee medical coverage and liabilities for casualty insurance claims, including workers’ compensation, general liability and vehicle liability, up to certain levels. We purchase insurance coverage for large claims over the self-insured retention levels. In fiscal 1999, we sold all casualty claims occurring prior to February 1, 1999 to an insurance company. We maintain the liability for casualty claims that have occurred since February 1, 1999 and these amounts are set forth on our consolidated balance sheet as of January 28, 2006. Self-insurance liabilities are estimated using actuarial methods and historical data for payment patterns, cost trends and other relevant factors. While we believe that the estimated liabilities of $20.5 million and $1.3 million recorded for casualty and employee medical claims, respectively, as of January 28, 2006 are adequate, and that appropriate judgment has been applied in determining the estimates, such estimated liabilities could differ materially from actual liabilities resulting from the ultimate disposition of the claims.

Income Taxes

We recognize deferred income tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of the assets and liabilities. Balances in the deferred income tax accounts are regularly reviewed for adequacy and recoverability by analyzing the expected income necessary to realize the deferred assets, the anticipated tax rates applicable when the deferred items are expected to be recognized and the ability to utilize carryforward items. At January 28, 2006, we reported an aggregate of $29.3 million in federal net operating loss carryforward and various state net operating loss and tax credit carryforwards. We do not provide for deferred tax liabilities related to the cash surrender value of our company-owned life insurance policies under the assumption that these policies will be held by us until death of the insured.

Despite our belief that our tax return positions are consistent with applicable tax laws, we believe certain positions could be challenged by tax authorities. Settlement of any challenge can result in no change, a complete disallowance or a partial adjustment. Significant judgment is required in the evaluation of our reserves. Our reserves are regularly reviewed for adequacy and adjusted based on changing circumstances and the progress of tax audits. In fiscal 2004 we recognized a $0.8 million adjustment in these reserves which resulted in a reduction in our tax expense. In fiscal 2005 we recorded an increase in the reserve of $0.2 million related to our discontinued operations. We believe that adequate provisions for income taxes have been made for all periods presented, and net deferred tax assets will be fully recovered, except for $0.1 million of valuation allowance.

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

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which revises SFAS No. 123 and supersedes APB No. 25. Upon adoption of SFAS No. 123(R), beginning in the first quarter of fiscal 2006, we will be required to recognize compensation expense in the consolidated financial statements for the fair value of stock option awards on the grant date over the required service or vesting period. The impact of adoption of SFAS No. 123(R) on our net income in future periods will include the remaining amortization of the fair value of existing unamortized stock options in the amount of $42,000 and $3,000 in fiscal years 2006 and 2007, respectively. Any new grants of stock options will increase the amount of amortization expense by the fair value of the newly granted options on the date of grant and this amount will be amortized over the vesting period of these new options.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, we consider the possible impairment of our long-lived assets, excluding goodwill, whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Indications of possible impairment include, but are not limited to, operating or cash flow losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. To determine the potential impairment of long-lived assets, we are required to make estimates of the projected future cash flows associated with the use of the assets, as well as their fair values. We believe that the carrying values of our long-lived assets as of January 28, 2006 are fully recoverable.

Under SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill recorded as of June 30, 2001 was no longer amortized effective in fiscal 2002. Instead, goodwill is tested for impairment using a fair-value based analysis at least annually as of the end of the third quarter.

Derivative Financial Instruments

We enter into derivative contracts to manage our exposure to cash flow fluctuations related to changes in both interest rates and the price of natural gas. We do not hold any derivative financial instruments for trading or speculative purposes. In accordance with SFAS No. 133, ‘‘Accounting for Derivative Financial Instruments and Hedging Activities’’, we have elected to apply cash flow hedge accounting for our interest rate swap agreement and for a portion of our natural gas futures contracts, where contract terms match and a perfect hedge is determined to exist. For these cash flow hedges, changes in the fair value of the derivatives are measured quarterly and reported in accumulated other comprehensive income. For the natural gas futures contracts that are not considered a cash flow hedge for accounting purposes, the quarterly change in fair value of the derivatives is reported as non-operating income or expense. We believe the use of hedge accounting for our derivative contracts, where matched terms exist, provides the best accounting alternative for determining our quarterly and annual financial results.

Discontinued Operations

During the third quarter of fiscal 2005, we sold the customer contracts serviced by our Columbia, Illinois service center, exiting the St. Louis, Missouri market and agreeing to a three year non-compete. In January 2006 we completed the sale of the remaining real estate and personal property. The service center’s cash flows, results of operations, and certain assets are shown as discontinued operations for all periods presented in this report.

We completed the sale of our retail business segment to Healthcare Uniform Company, Inc., an affiliate of Sun Capital Partners, Inc., at the end of the second quarter of fiscal 2004. The segment’s financial position, cash flows and results of operations are shown as discontinued operations for all periods presented in this report. Our continuing operations reflect the results of our remaining textile services healthcare laundry and linen management business.

RESULTS OF CONTINUING OPERATIONS

	Fiscal Year Ended (dollars in thousands)

	January 28, 2006		January 29, 2005		January 31, 2004

Revenues	$418,357	100.0%	$308,034	100.0%	$283,319	100.0%

Cost of services	364,300	87.1%	259,265	84.2%	229,537	81.0%

Gross profit	54,057	12.9%	48,769	15.8%	53,782	19.0%

Selling, general and administrative expense	50,092	12.0%	37,721	12.2%	39,381	13.9%

Amortization of other acquired assets	4,036	1.0%	906	0.3%	528	0.2%

Other operating income, net	6,384	1.5%	1,743	0.6%	63	0.0%

Income from operations	6,313	1.5%	11,885	3.9%	13,936	4.9%

Interest expense	7,198	1.7%	1,356	0.4%	714	0.3%

Non-operating income	1,613	0.4%	2,659	0.9%	2,297	0.8%

Income before income taxes	728	0.2%	13,188	4.3%	15,519	5.5%

Income taxes	(1,591)	-0.4%	2,440	0.8%	4,356	1.5%

Income from continuing operations	$2,319	0.6%	$10,748	3.5%	$11,163	3.9%

ANALYSIS OF FISCAL 2005 CONTINUING OPERATIONS COMPARED TO 2004

Textile service revenues of $418.4 million in fiscal 2005 increased $110.4 million, or 35.8%, from fiscal 2004. Acquisitions during fiscal 2005 contributed $42.7 million of the revenue increase, offset in part by the loss of $6.2 million of revenues due to the sale of non-healthcare customer accounts. Fiscal 2005 benefited from a full year of revenues from acquisitions completed in fiscal 2004, which accounted for another $64.1 million of the revenue increase in fiscal 2005. Organic growth in revenues was $9.8 million, or 3.2%, due to an average 1.8% price increase, plus a 1.4% volume increase. Consistent with our strategic plan to concentrate marketing and acquisition efforts on customers in the healthcare industry, healthcare revenues increased by 40.0% in fiscal 2005 to $386.0 million. Non-healthcare revenues decreased 2.4% from fiscal 2004, due primarily to the sales of the non-healthcare accounts in San Diego, Long Beach and Stockton, California in fiscal 2005, and Daytona Beach, Florida in fiscal 2004. This decrease was partially offset by non-healthcare accounts obtained in our January 2005 acquisition of National Service Industries and National Linen & Uniform Service. As part of our long-term strategy, we anticipate a continued decline in non-healthcare revenues as a percent of total revenues in future periods.

Cost of textile services of $364.3 million in fiscal 2005 increased $105.0 million or 40.5% from fiscal 2004. After adjusting for the increase in volume, utilities increased $5.5 million in fiscal 2005, due primarily to higher natural gas costs. Delivery fuel increased by $1.2 million compared with fiscal 2004, and direct labor expense increased $5.1 million due to higher wage rates and benefits and increased temporary labor. Competitive pressures in the marketplace limited our ability to offset these cost increases through higher customer pricing. In addition, annual CPI price increases on many existing contracts were not reflective of our underlying cost increases since the CPI indexes used in those contracts do not weight utilities costs and workers’ compensation and healthcare insurance expense in the same manner as these items are weighted in our actual cost of services. Due to the aforementioned factors, gross margin declined to 12.9% in fiscal 2005 from 15.8% in fiscal 2004.

Selling, general and administrative expenses of $50.1 million decreased as a percent of revenues to 12.0% in fiscal 2005 from 12.2% in fiscal 2004. Bad debt expenses were approximately $1.0 million in fiscal 2005 compared to less than $0.1 million in fiscal 2004, a result of a significant increase in accounts receivable and specific reserves for certain receivable balances whose collectibility is uncertain. Other factors causing these expenses to not decline further from prior year as a percent of revenues include $1.2 million of legal expenses associated with a union campaign, initial organizational expenses and the Board of Directors’ Special Committee, $1.3 million of management transition expense related to our senior management change and fourth quarter reorganization, $0.4 million expended evaluating alternatives to our debt structure, and $0.7 million incurred related to the best practices improvement project.

Amortization expense increased $3.1 million in fiscal 2005, reflecting the impact of intangible assets acquired in fiscal 2004 and fiscal 2005. Other operating income of $6.4 million in fiscal 2005 benefited from the net gain of $5.9 million on the sale of the San Diego, Stockton, and Long Beach, California non-healthcare accounts. We reported other operating income in fiscal 2004 of $1.7 million which included the net gain of $1.4 million on the sale of the Daytona Beach non-healthcare accounts and a gain of $0.5 million on the settlement of a property insurance claim. We expect an increase in amortization expense in fiscal 2006 due to the full-year impact of amortization of significant intangible assets acquired in the Royal transaction in March 2005 and the Bob White transaction in August 2005.

Interest expense in fiscal 2005 was $7.2 million, an increase of $5.8 million over the $1.4 million of interest expense incurred in fiscal 2004. The increase in interest expense reflects the increase in indebtedness due to the acquisitions closed in fiscal 2004 and fiscal 2005 and higher interest rates. At January 28, 2006, we had $85.0 million in total debt outstanding under a revolving loan agreement with a bank credit facility and $29.2 million of life insurance policy loans outstanding.

Of the amount of debt outstanding on January 28, 2006, $10.0 million bore interest at a fixed rate of 3.58% pursuant to an interest rate swap agreement plus the LIBOR margin under the credit facility, which was 2.75% as of January 28, 2006. The remaining debt of $75.0 million bore interest at 7.25%, the Prime Rate as of January 28, 2006. As of January 28, 2006, there were $29.2 million of life insurance policy loans outstanding, which bore interest at a fixed rate of 8.0% or variable rates ranging from 5.3% to 6.32%. We anticipate that interest expense will increase in fiscal 2006 with the full year of interest paid on the debt incurred in connection with the first quarter fiscal 2005 Royal acquisition as well as the general upward trend in interest rates.

In fiscal 2005, we recorded non-operating income of $1.6 million which includes a $0.4 million distribution from the liquidation of the parent company of the issuer of life insurance policies we own and $0.4 million death benefits of company-owned life insurance policies, along with interest on invested cash balances and notes receivable, and loss related to our natural gas hedge. We recorded non-operating income of $2.7 million in fiscal 2004, resulting mainly from gains of $1.5 million from the sale of real estate we owned in Miami, Florida from a facility that was closed in fiscal 2000, $0.6 million from death benefits on company-owned life insurance policies, and $0.2 million received in a bankruptcy settlement of a receivable related to a former business.

For fiscal 2005 we recorded a tax benefit of $1.6 million versus an income tax expense of $2.4 million in fiscal 2004. Lower income tax expense in fiscal 2005 as compared with the prior year was primarily due to lower pretax income.

Income from continuing operations declined $8.4 million, or 78.4%, in fiscal 2005. The decrease resulted primarily from the combination of higher prices for natural gas, delivery fuel and labor that negatively impacted gross profit, increased intangible amortization related to our recent acquisitions, higher interest expense that reflected both acquisition borrowings and higher rates, and lower non-operating income. These items were partially offset by an increase in other operating income resulting from fiscal 2005 asset sales and the current year income tax benefit.

ANALYSIS OF FISCAL 2004 CONTINUING OPERATIONS COMPARED TO 2003

Textile service revenues of $308.0 million in fiscal 2004 increased $24.7 million, or 8.7%, from fiscal 2003. Acquisitions during fiscal 2004 contributed $9.4 million of the revenue increase, offset in part by the loss of $3.5 million of revenues due to the sale of non-healthcare customer accounts from our Daytona Beach, Florida facility in the second quarter of fiscal 2004. In addition, fiscal 2004 benefited from a full year of revenues from acquisitions completed in fiscal 2003, which accounted for another $14.1 million of the revenue increase in fiscal 2004. After adjusting fiscal 2003 revenues downward by approximately $5.3 million for the extra week in the 2003 fiscal year, organic growth in revenues was $10.0 million, or 3.6%, due to an average 2.4% price increase, plus a 1.2% volume increase. Consistent with our strategic plan to concentrate marketing and acquisition efforts on customers in the healthcare industry, healthcare revenues increased 12.4% in fiscal 2004 to $275.7 million. Non-healthcare revenues decreased 14.7% from fiscal 2003, primarily due to the sale of the non-healthcare accounts in Daytona Beach.

Cost of textile services of $259.3 million in fiscal 2004 increased $29.7 million or 13.0% from fiscal 2003. After adjusting for the increase in volume, utilities increased $3.4 million in fiscal 2004 due primarily to higher natural gas costs, and delivery fuel increased by $0.6 million compared with fiscal 2003. Direct labor expense increased $1.9 million due to higher wage rates, and production fringe benefit cost, including workers’ compensation, increased $1.7 million year over year. Competitive pressures in the marketplace limited our ability to offset these cost increases through higher customer pricing, as average prices on contract renewals declined slightly year to year. In addition, annual CPI price increases on many existing contracts were not reflective of our underlying cost increases since the CPI indexes used in those contracts do not weight utility costs and workers’ compensation and healthcare insurance expense in the same manner as these items are weighted in our actual cost of services. Due to the aforementioned factors, gross margin declined to 15.8% in fiscal 2004 from 19.0% in fiscal 2003.

Selling, general and administrative expenses of $37.7 million decreased $1.7 million or 4.2% in fiscal 2004 to 12.2% of revenues from 13.9% in fiscal 2003. Reductions in these expenses included a $3.4 million decline related to the downsizing of the corporate office and a $0.5 million decrease due to lower bonus amounts accrued. These reductions were somewhat offset by $1.0 million of additional professional fees incurred in connection with our response to a corporate campaign by a union. Bad debt expenses were negligible in fiscal 2004.

Amortization expense increased $0.4 million in fiscal 2004, reflecting the impact of intangible assets acquired in fiscal 2003 and, to a lesser extent, in fiscal 2004. Other operating income of $1.7 million in fiscal 2004 benefited from the net gain of $1.4 million on the sale of the Daytona Beach non-healthcare accounts and a gain of $0.5 million on the settlement of a property insurance claim.

Interest expense in fiscal 2004 was $1.4 million, an increase of $0.7 million or 89.9% over the $0.7 million of interest expense incurred in fiscal 2003. The increase in interest expense reflects the increase in indebtedness due to the acquisitions closed in the fourth quarter of fiscal 2003 and in fiscal 2004. At January 29, 2005, we had $67.4 million in total debt outstanding under a revolving loan agreement with a bank credit facility.

Of the amount of debt outstanding on January 29, 2005, $10.0 million bore interest at a fixed rate of 3.58% pursuant to an interest rate swap agreement plus the LIBOR margin under the credit facility, which was 1.5% as of January 29, 2005. The remaining debt of $57.4 million bore interest at 5.25%, the Prime Rate as of January 29, 2005.

In fiscal 2004, we recorded non-operating income of $2.7 million due primarily to gains of $1.5 million from the sale of real estate we owned in Miami, Florida from a facility that was closed in fiscal 2000, $0.6 million from death benefits on company-owned life insurance policies, and $0.2 million received in a bankruptcy settlement of a receivable related to a former business. We recorded non-operating income of $2.3 million in fiscal 2003, resulting mainly from a $1.9 million cash payment received in conjunction with the demutualization of a life insurance company that had issued policies owned by us.

Our provision for income taxes for fiscal 2004 was $2.4 million, a decrease of $2.0 million, or 44.0%, from the $4.4 million of income taxes recorded in fiscal 2003. Lower income tax expense in fiscal 2004 as compared with the prior year was primarily due to lower pretax income and a tax contingency adjustment. Based on the completion of tax audits in the United States and Canada, we reevaluated our tax reserves and adjusted our tax liability accordingly.

Net income from continuing operations declined $0.4 million, or 3.7%, in fiscal 2004. Lower operating income and an increase of $0.7 million in interest expense, due to higher debt levels in fiscal 2004, were partially offset by the $0.4 million increase in non-operating income and the lower provision for income taxes for the year.

FINANCIAL CONDITION

As of January 28, 2006, working capital totaled $28.5 million as compared with $36.5 million in working capital at the end of fiscal 2004, excluding assets of discontinued operations. The current ratio (i.e., the ratio of current assets to current liabilities) was 1.4 to 1 at the end of fiscal 2005 and 1.7 to 1 at fiscal 2004 year end. The decline in our working capital and current ratio is due primarily to the increases in accounts payable and accrued liabilities as explained below.

Receivables and linens in service increased $13.7 million and $6.1 million, respectively, in fiscal 2005 due to businesses acquired during the year and the increase in operating revenues. Accounts receivable days outstanding of 45 at January 28, 2006 was an increase from 42 days at the end of fiscal 2004. The increase reflects increased business in the New York market in which accounts receivable, historically, remain outstanding for a longer period of time than in other markets. Increases in total property and equipment of $6.9 million and goodwill and other acquired assets of $35.7 million reflect mainly the acquisition of businesses during fiscal 2005.

Cash surrender value of life insurance at January 28, 2006 is presented net of approximately $29.2 million of life insurance policy loans outstanding. Other long-term assets include the value of the note receivable in the principal amount of $4.0 million from the sale of our retail business which we carried at a discounted value of $3.3 million as of January 28, 2006. Although we believe the discounted note is fairly valued, this note is not readily marketable and is subordinate to other outstanding debt of the issuer. Ultimately, the value of the note is dependent upon the success of the buyer in operating the purchased business.

The increase in accounts payable of $17.9 million in fiscal 2005 is primarily due to higher purchase levels consistent with higher revenues, higher in-transit payments yielding increased payables and increased cash, and the timing of invoices received related to utilities, linens, property and equipment, and professional services. The increase in accrued liabilities of $4.0 million in fiscal 2005 is primarily due to self-insurance reserves.

Long-term debt of $85.1 million as of January 28, 2006 was $17.3 million higher than a year ago, reflecting the financing of a portion of the business acquisition completed in the first quarter of fiscal 2005. Additional bank borrowings made at the time of the acquisition were subsequently repaid with the proceeds from life insurance policy loans of approximately $29.2 million. Our ratio of total debt to total capitalization as of January 28, 2006 was 36.4%, up from 31.1% as of January 29, 2005. Book value per share decreased 3.7% to $16.08 at the end of fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash flow provided by operating activities of continuing operations increased $2.9 million or 16.7% in fiscal 2005, due in part to the increase in accounts payable and accrued liabilities discussed in the preceding “Financial Condition” section. Partially offsetting this cash flow increase, resulting from the higher current liability balances, are the lower level of income from continuing operations in 2005 and the combined increase in receivables and linens in service.

Cash flows from investing activities of continuing operations reflect the cash paid of $52.9 million for businesses and assets acquired in fiscal 2005 compared with $62.4 million in 2004 (see the acquisition chart included in the preceding “Overview”). During fiscal 2005, we received proceeds of $9.5 million from the sale of assets, primarily related to non-healthcare customer accounts, compared with $5.1 million for asset sales in 2004. Capital expenditures increased $3.4 million in fiscal 2005 from the level in fiscal 2004 due to upgrades in information systems and the consolidation of two service centers into nearby facilities in Northern California and Dallas. We expect capital expenditures to be between $15.0 and $20.0 million in fiscal 2006 which will be used primarily for replacement, repair and improvement of our facilities and equipment.

Cash provided by financing activities of continuing operations was $42.4 million in 2005 compared with $44.8 million in 2004. We borrowed funds at similar levels in both years to fund a portion of each year’s business acquisitions. In 2005, our borrowings of $46.4 million included the net proceeds from bank debt of $17.2 million and life insurance policy loans of $29.2 million. In 2004, all of our long-term borrowings of $47.9 million were made under our bank credit facility. In addition, financing activities for both years included dividend payments and treasury stock transactions (proceeds from stock option exercises) that netted to a $2.5 million use of cash in 2005 and a $2.6 million use of cash in 2004. Finally, the payment of loan costs related to our bank credit facility increased by approximately $1.1 million in 2005 as we amended the facility in both July and November.

Net cash provided by discontinued operations of $3.5 million in fiscal 2005 included the cash proceeds of $2.9 million from the sale of our Columbia, Illinois facility which were used to reduce borrowings against our credit facility. In fiscal 2004, net cash provided by discontinued operations of $8.6 million included the cash proceeds of $12.0 million from the sale of our retail business segment.

Financing Arrangements

In the second and fourth quarters of fiscal 2005, we amended the terms of our credit facility, moving to a secured facility to increase credit availability. Under the terms of these amendments, the credit facility is now secured and the total facility amount of $150.0 million is structured as a revolving loan.

The loan covenants require us to maintain a minimum ratio of “EBITDA” to “Fixed Charges” (as defined in the loan documents) of no less than 1.05 to 1, increasing to 1.15 to 1 effective October 31, 2006, and a ratio of “Funded Debt” to “EBITDA” of no more than 4.0 to 1, decreasing to 3.5 to 1 effective January 31, 2010. We are also required to maintain a consolidated net worth of $120.9 million plus an aggregate amount equal to 50% of quarterly net income beginning with the fourth quarter fiscal 2005 (with no reductions for net losses), and an asset coverage ratio of 1 to 1. As of January 28, 2006 we were in compliance with all loan covenants.

As of January 28, 2006, there was $85.0 million of outstanding debt under the credit facility secured by a first lien on all equipment, inventory and accounts receivable, and certain real estate. Of this amount, $10.0 million bore interest at a fixed rate of 3.58% pursuant to an interest rate swap agreement plus the LIBOR margin under the credit facility, which was 2.75% as of January 28, 2006. The remaining debt of $75.0 million bore interest at 7.25%, the prime rate as of January 28, 2006. Furthermore, we had $13.6 million outstanding in irrevocable letters of credit as of January 28, 2006, which reduced the amount available to borrow under the line of credit to $22.3 million. These letters of credit are primarily issued to insurance carriers to secure our ability to pay our self-insured workers’ compensation liabilities. They automatically renew annually and may be amended from time to time based on collateral requirements of the carriers. We pay a fee on the outstanding letters of credit and unused funds based on the ratio of “Funded Debt” to “EBITDA” as the terms are defined in the credit facility. As of January 28, 2006, the fee on the outstanding letters of credit and unused funds was 2.75% and 0.375%, respectively.

As of January 28, 2006, we had approximately $29.2 million of loans outstanding against $31.1 million cash value of company-owned life insurance policies. These life insurance policies were purchased by us on the lives of a number of officers and directors, both past and present. We pay the premium and own the policy and carry the policy on our Consolidated Balance Sheet at the cash value of the policy, net of any loans outstanding. Upon the death of any of the covered individuals, we receive the designated death benefit on the policy and may realize a gain to the extent that the death benefit exceeds the cash value. The proceeds upon surrender of the policy would be reduced by the amount of any loans outstanding, unless repaid by us prior to that time. Redeeming such policies prior to death would trigger an income tax liability; therefore, we choose to borrow against the cash value versus redeeming such policies.

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

CONTRACTUAL OBLIGATIONS

Future payments due under contractual obligations, aggregated by type of obligation, as of the end of fiscal 2005 are as follows:

(Dollars in thousands)	Payments due by period

Contractual obligations:	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-term debt, including interest	$114,990	$6,079	$12,442	$96,469	$—

Capital lease obligations, including interest	450	351	99	—	—

Operating leases	33,902	6,727	10,519	6,399	10,257

Purchase obligations:
Linen contracts	5,600	5,600	—	—	—
Natural gas contracts	43,729	15,797	22,570	5,362	—

Deferred compensation and pension liabilities	27,877	3,013	3,238	3,092	18,534

Total	$226,548	$37,567	$48,868	$111,322	$28,791

DISCONTINUED OPERATIONS

Exit from St. Louis Market and Sale of Columbia, Illinois Facility

On September 2, 2005, we sold the customer contracts serviced by our Columbia, Illinois facility and certain other assets related to the servicing of those contracts for $1.4 million in cash. The Columbia facility, which primarily served the St. Louis market area, had been unprofitable for several periods and in fiscal 2005 suffered the loss of a major customer. Due to the limited potential to improve the profitability of the facility, combined with its relative geographic isolation from our other facilities, the decision was made to exit the St. Louis market, sell its customer contracts and related assets, and pursue a sale of the idle facility.

In the third quarter of 2005, we recorded both a goodwill writeoff of $0.9 million associated with the business of the Columbia facility and an asset impairment charge of $0.8 million related to the facility’s real estate and personal property. In January 2006, the real estate and personal property were sold for approximately $1.5 million in cash, resulting in an additional asset impairment charge of under $0.1 million. In connection with the sale of the facility’s assets, we recorded an after tax loss on disposal of $0.3 million for the full year of 2005.

From the beginning of the 2005 fiscal year until the sale of the customer contracts in September 2005, the Columbia facility reported a net loss from operations of $1.3 million, as compared to a net loss from operations of $0.4 million for the full 2004 fiscal year and $0.1 million for the full 2003 fiscal year. The loss from operations in fiscal 2005 includes $0.5 million in employee termination expenses. The net operating loss for each of the prior periods were reclassified as net loss from discontinued operations, as a result of management’s decision to exit the market in the third quarter of fiscal 2005.

Sale of Retail Segment

In February 2004, our board of directors approved a plan to exit and discontinue our retail segment. Accordingly, the assets and liabilities of our retail business were segregated, and its results of operations were reported in discontinued operations, effective in the first quarter of fiscal 2004. We continued to operate the segment while it was being actively marketed for sale. We completed the sale of our retail business at the end of the second quarter of fiscal 2004 and recorded a loss on disposal of the discontinued segment of $3.0 million net of tax in fiscal 2004. As part of the consideration for the sale, we received an unsecured, long-term note from the buyer with a face value of $4.0 million, which we discounted to its then estimated fair value of approximately 75% of face value. Although we believe that the discounted note is fairly valued, this note is not readily marketable and is subordinate to other outstanding debt of the issuer. Ultimately, the value of the note is dependent upon the success of the buyer in operating the purchased business.

There were 17 retail stores that were not included in the sale of our retail segment, although the buyer did acquire the working capital related to those stores. We immediately closed these 17 stores and incurred $1.5 million of costs in fiscal 2004 to terminate the leases.

During fiscal 2005 we recognized $0.4 million in expense related to additional tax impact on the sale of the retail business segment and other discontinued operations. This amount is included in net loss from disposal of discontinued operations.

From the beginning of the 2004 fiscal year until its ultimate sale in July 2004, we operated the retail division as a discontinued operation. During this partial period, we reported net loss from operations of our retail business of $1.0 million compared with a net operating loss of $1.8 million for a full year in 2003. The net operating loss for each year has been included in net loss from discontinued operations as a result of the board’s decision to exit the retail segment in the first quarter of fiscal 2004.

Net retail sales in the retail segment totaled $38.8 million in fiscal 2004, representing approximately six months of operations through the date of sale, compared with $82.8 million for a full year in fiscal 2003. The retail segment posted a pretax operating loss of $1.7 million in fiscal 2004 compared to a pretax loss of $2.7 million in fiscal 2003. As discussed in Note 6, the 2003 loss includes a pretax charge of $1.3 million to write down the carrying amounts of long-lived assets in certain underperforming stores to their fair values.

We agreed pursuant to the terms of the retail transaction to retain our guaranty on those real estate leases for retail stores that were supported with our guaranty on the date of the closing of the sale. Under the terms of our agreement with the buyer of the retail segment, our guaranty on each of these leases will remain until the end of the current term of the particular lease at which time it must be released. We do not believe that we will incur any additional losses from these guarantees or any other issue arising from these discontinued operations in future periods.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” SFAS No. 153 amends APB No. 29 to eliminate the exception to fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of SFAS No. 153 had no impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB No. 25 and its related implementation guidance. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values and eliminates the alternative method of accounting for employee share-based payments previously available under APB No. 25. Historically, we have elected to follow the guidance of APB No. 25 which allowed companies to use the intrinsic value method of accounting to value their share-based payment transactions with employees. Based on this method, we did not recognize compensation expense in our consolidated financial statements for stock options granted as the exercise price of the stock options granted was equal to or greater than the fair market value of the underlying common stock on the date of the grant. SFAS No. 123(R) requires measurement of the cost of share-based payment transactions with employees at the fair value of the award on the grant date and recognition of expense over the required service or vesting period. The provisions of this statement are required to be adopted by us beginning in the first quarter of fiscal 2006. The impact of adoption of this statement on our net income in future periods will include the remaining amortization of the fair value of existing unamortized stock options currently disclosed as pro-forma expense in the notes to our consolidated financial statements, and is contingent upon the number of future options granted and the selection between acceptable valuation methodologies for valuing future option awards. We will adopt this statement using the modified prospective application method in the first quarter of fiscal 2006.

In October 2005, the FASB issued Staff Position FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FAS 123(R)” (“FSP 123(R)-2”). FSP 123(R)-2 provides guidance on the application of grant date as defined in SFAS No. 123(R). In accordance with this standard a grant date of an award exists if a) the award is a unilateral grant and b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. We will adopt this standard when we adopt FAS 123(R) beginning in the first quarter of fiscal 2006 and we do not expect it will have a material impact on our consolidated financial statements.

In November 2005, the FASB issued Staff Position FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). FSP 123(R)-3 provides that companies may elect to use a specified “short cut” method to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting the accounting requirements of SFAS 123(R), which is referred to as the APIC pool, assuming the company had been following the recognition provisions prescribed by SFAS 123. The “short cut”method is available to any company regardless of whether the company adopts SFAS 123(R) using the modified prospective application or the modified retrospective application transition method or whether the company has the ability to calculate the APIC pool in accordance with the guidance in SFAS 123(R). FSP 123(R)-3 is effective immediately when a company transitions to the accounting requirements of SFAS 123(R). In accordance with FSP 123(R)-3, we will not determine whether we will elect to use the “short cut” method to calculate the APIC pool until such time that it becomes required.

In December 2004, the FASB issued FASB Staff Position No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” which provides guidance on applying SFAS No. 109, “Accounting for Income Taxes,” to the tax deduction on qualified production activities provided under the American Jobs Creation Act of 2004. The provisions of FSP No. 109-1 had no impact on our consolidated financial statements.

In February 2005, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (“EITF 03-13”). EITF 03-13 gives guidance on how to evaluate whether the operations and cash flows of a disposed operation have been or will be eliminated from ongoing operations and the types of continuing involvement that constitute significant continuing involvement in the operations of the disposed operation. EITF 03-13 is effective for fiscal years beginning after December 15, 2004. We have applied the provisions of EITF 03-13 in determining our discontinued operations presentation as of January 28, 2006.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which addresses certain aspects of SFAS No. 143, “Accounting for Asset Retirement Obligations.” The interpretation clarifies the timing of liability recognition for legal obligations associated with the retirement of a conditional asset. Interpretation No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of Interpretation No. 47 had no impact on our consolidated financial statements.

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

FORWARD-LOOKING STATEMENTS

Any forward-looking statements made in this document reflect our current views with respect to future events and financial performance and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that may cause actual results to differ materially from those set forth in these statements. These potential risks and uncertainties include, but are not limited to, competitive and general economic conditions, the ability to retain current customers and to add new customers in competitive market environments, competitive pricing in the marketplace, delays in the shipment of orders, availability of labor at appropriate rates, availability and cost of energy and water supplies, the cost of workers’ compensation and healthcare benefits, the ability to attract and retain key personnel, our ability to recover our seller note and avoid future lease obligations as part of our sale of Life Uniform, our ability to provide delightful service to every customer every day through a successful fiscal 2005 reorganization, unusual or unexpected cash needs for operations or capital transactions, the effectiveness of our initiatives to reduce key operating costs as a percent of revenues, the ability to obtain financing in required amounts and at appropriate rates and terms, the ability to identify, negotiate, fund, consummate and integrate acquisitions, and other factors which may be identified in our filings with the Securities and Exchange Commission.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to commodity price risk related to the use of natural gas in our laundry service centers. The total cost of natural gas in fiscal 2005 was $23.6 million. To reduce the uncertainty of fluctuating energy prices, we have entered into fixed-price contracts as of January 28, 2006 for approximately 60% of our estimated natural gas purchase requirements in the next 12 months. A hypothetical 10% increase in the cost of natural gas not covered by these contracts in fiscal 2006 would result in a reduction of approximately $1.1 million in annual pretax earnings.

We are also exposed to commodity price risk resulting from the consumption of gasoline and diesel fuel for delivery trucks. The total cost of delivery fuel in fiscal 2005 was $8.1 million. A hypothetical 10% increase in the cost of delivery fuel in fiscal 2006 would result in a decrease of approximately $0.8 million in annual pretax earnings.

Our exposure to interest rate risk relates primarily to our variable-rate revolving debt agreement entered into in the second quarter of fiscal 2002. As of January 28, 2006, there was $85.0 million of outstanding debt under the credit facility, of which $10.0 million bore interest at a fixed rate of 3.58% (plus a margin) under an interest rate swap agreement entered into by us with one of our lenders to moderate the exposure. Amounts borrowed under the credit facility in excess of the $10.0 million covered by the interest rate swap agreement bore interest at a rate equal to either (i) LIBOR plus a margin, or (ii) a Base Rate, defined as the higher of (a) the Federal Funds Rate plus .50% or (b) the Prime Rate. The margin is based on our ratio of “Funded Debt” to “EBITDA,” as each is defined in the Loan Agreement. As of January 28, 2006, the margin was 2.75%. Of the $29.2 million in life insurance policy loans outstanding as of January 28, 2006, a total of $23.3 million of these loans bore interest at variable rates ranging from 5.3% to 6.32%. A hypothetical increase of 100 basis points in short-term interest rates applicable to the outstanding debt not covered by the interest rate swap agreement in fiscal 2006 would result in a reduction of approximately $1.0 million in annual pretax earnings.

Item 8. Financial Statements and Supplementary Data

The financial statements and financial schedule listed in Item 15(a) of this Form 10-K, are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of January 28, 2006 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 28, 2006. All internal control systems have inherent limitations, including the possibility of circumvention and overriding the control. Accordingly, even effective internal control can provide only reasonable assurance as to the reliability of financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

In making our evaluation, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, we have concluded that our internal control over financial reporting as of January 28, 2006 is effective.

In our evaluation of the effectiveness of our internal control over financial reporting, we have excluded the acquisition of Royal Institutional Services, Inc. and its affiliate, The Surgi-Pack Corporation, in March 2005. The net assets and total assets of this acquired business represent 4.0% and 2.5% of our consolidated net assets and total assets, respectively, at January 28, 2006. Textile service revenues and income from operations of the acquisition during fiscal 2005 represent 10.1% and 35.3%, respectively, of our consolidated textile service revenues and income from operations for fiscal 2005.

Our independent registered public accounting firm, Deloitte & Touche LLP, has audited our evaluation of the effectiveness of our internal control over financial reporting, as stated in its report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Angelica Corporation

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that Angelica Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Report of Management on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Royal Institutional Services, Inc. and its affiliate, The Surgi-Pack Corporation which was acquired on March 21, 2005, and whose financial statements constitute 4.0% and 2.5% of net assets and total assets, respectively, 10.1% of consolidated textile service revenues, and 35.3% of income from operations of the consolidated financial statement amounts as of and for the year ended January 28, 2006. Accordingly, our audit did not include the internal control over financial reporting at Royal Institutional Services, Inc. and its affiliate, The Surgi-Pack Corporation. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 28, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 28, 2006, of the Company and our report dated April 13, 2006 expressed an unqualified opinion and includes an explanatory paragraph relating to the restatement of the presentation of discontinued operations in the consolidated statements of cash flows.

/s/ Deloitte & Touche LLP

St. Louis, Missouri
April 13, 2006

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information concerning each of our directors is presented below.

Director:	RONALD J. KRUSZEWSKI
Employment:	Mr. Kruszewski has been Chairman of Stifel Financial Corp. and its subsidiary Stifel, Nicolaus & Company, Incorporated, a full service brokerage investment banking firm since April, 2001, and has served as President and Chief Executive Officer since September, 1997.
Directorships:	Chairman of Stifel Financial Corp., Stifel, Nicolaus & Company, Incorporated; advisory director of SBI Incorporated; and director of the Securities Industry Association (SIA).
Committees:	Audit Committee (Chairman); Special Finance Committee (Chairman); Special Committee (Chairman)
Age:	47
Director since:	2004

Director:	STEPHEN M. O’HARA
Employment:	Mr. O’Hara has been Chairman of Angelica Corporation since January 29, 2006, and has served as Chief Executive Officer since September 15, 2003. He also served as President from September 15, 2003 to June 1, 2006. Mr. O’Hara was Chairman and Chief Executive Officer of Rawlings Sporting Goods Company, Inc., a seller of athletic equipment and uniforms, from November 1998 to Rawlings’ sale in March 2003. Mr. O’Hara continued as Chief Executive Officer of Rawlings after its sale from March 2003 to September 2003.
Directorships:	None
Committees:	Special Finance Committee
Age:	51
Director since:	2000

Director:	CHARLES W. MUELLER
Employment:	Mr. Mueller is the Retired Chairman and Chief Executive Officer of Ameren Corporation and its subsidiaries, Union Electric Company (d/b/a AmerenUE), a local electric utility, and Ameren Services Company, positions in which he served from 1998 until December 31, 2003. Mr. Mueller also served as President of Union Electric Company from 1993 until 2001 and as its Chief Executive Officer from 1994 until 2001.
Directorships:	Director of Ameren Corporation; former director and Chairman of the Federal Reserve Bank of St. Louis.
Committees:	Compensation and Organization Committee; Corporate Governance and Nominating Committee (Chairman); Special Committee. Mr. Mueller is also Lead Director.
Age:	67
Director since:	1996

Director:	WILLIAM A. PECK, M.D.
Employment:	Dr. Peck has been Director of the Center for Health Policy for Washington University since July 1, 2003. Dr. Peck served as Dean of the School of Medicine from 1989 and Executive Vice Chancellor for Medical Affairs, Washington University from 1993 until his retirement from both those positions on June 30, 2003.
Directorships:	Director of Allied Healthcare Products, Inc. and TIAA-CREF Trust Company.
Committees:	Corporate Governance and Nominating Committee
Age:	72
Director since:	1996

Director:	RONALD N. RINER, M.D.
Employment:	Dr. Riner is President of The Riner Group, Inc., a healthcare advisory and consulting firm, which he founded in 1980.
Directorships:	None
Committees:	Audit Committee; Corporate Governance and Nominating Committee
Age:	57
Director since:	2005

Director:	SUSAN S. ELLIOTT
Employment:	Ms. Elliott is Chairman and Co-Chief Executive Officer of Systems Service Enterprises, Inc., an information technology solutions provider company, which she founded in 1966.
Directorships:	Chairman of Systems Service Enterprises, Inc; director of Ameren Corporation; director of AAA Missouri; and past Chairman of the Federal Reserve Bank of St. Louis.
Committees:	Compensation and Organization Committee; Corporate Governance and Nominating Committee
Age:	68
Director since:	1998

Director:	DON W. HUBBLE
Employment:	Mr. Hubble served as our non-executive Chairman of the Board from February 1, 2004 to January 28, 2006. Mr. Hubble joined Angelica Corporation as Chairman, President and Chief Executive Officer on January 1, 1998 and served in that capacity until September 15, 2003 when he relinquished the titles of President and Chief Executive Officer. On January 31, 2004, Mr. Hubble retired as executive Chairman.
Directorships:	Trustee of Johnson and Wales University.
Committees:	Special Finance Committee
Age:	66
Director since:	1998

Director:	KELVIN R. WESTBROOK
Employment:	Mr. Westbrook is President and Chief Executive Officer of Millennium Digital Media, L.L.C., a broadband services company, which he co-founded in May, 1997.
Directorships:	Director of Archer Daniels Midland Company.
Committees:	Audit Committee; Compensation and Organization Committee (Chairman); Special Committee
Age:	50
Director since:	2001

Executive Officers:

The principal occupations for each executive officer throughout the past five years, who is not also a director, are set forth below. All officers serve at the pleasure of the Board of Directors.

Officer:	David A. Van Vliet(1)
Present Position:	President and Chief Operating Officer
Year First Elected as an Officer:	2005
Age:	51

Officer:	Steven L. Frey
Present Position:	Vice President, General Counsel and Secretary
Year First Elected as an Officer:	1999
Age:	56

Officer:	James W. Shaffer(2)
Present Position:	Vice President and Chief Financial Officer
Year First Elected as an Officer:	1999
Age:	53

(1)	David A. Van Vliet has been our President and Chief Operating Officer since June 1, 2005. He was President and Chief Executive Officer of Growing Family, Inc., a privately-held company and the leader in in-hospital infant photography and a marketing services provider, from 1998 to 2005, and President and Chief Operating Officer from 1996 to 1998.

(2)	James W. Shaffer, our Vice President and Chief Financial Officer, served as Vice President and Treasurer from September 1999 to February 29, 2004, at which time he was appointed Chief Financial Officer, and as Vice President, Treasurer and Chief Financial Officer until March 1, 2005, when he relinquished his title as Treasurer.

None of the executive officers of the Company are related to any director or other executive officer of the Company.

AUDIT COMMITTEE

Our Board has established an Audit Committee which is composed entirely of independent, non-employee directors. In compliance with its charter, the Audit Committee reviews our auditing, accounting, financial reporting and internal control functions and monitors compliance with our Code of Conduct and Ethics. This Committee is solely responsible for the appointment, compensation, oversight and termination of our independent public accountants and the pre-approval of audit and non-audit services. Ronald J. Kruszewski (Chairman), Dr. Ronald N. Riner and Kelvin R. Westbrook are the current members of the committee. The

Board of Directors has determined that Ronald J. Kruszewski is an “audit committee financial expert” as defined in Item 401(h) of the Securities and Exchange Commission (SEC) Regulation S-K.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based on our records and other information, we believe that all SEC filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), applicable to our directors and executive officers were complied with on a timely basis in fiscal year 2005.

We have adopted a Code of Conduct and Ethics for our senior executive and financial officers pursuant to Section 406 of the Sarbanes-Oxley Act of 2002. We have posted this Code, as well as any waivers or changes to the Code, on our web site, www.angelica.com.

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

The table below summarizes the amounts paid to the Chief Executive Officer and each of the other executive officers at the end of fiscal 2005. The table also includes Paul R. Anderegg, who served as a Vice President and President of our Textile Services business operations until May 31, 2005, and Richard M. Fiorillo, who served as Chief Accounting Officer until his resignation from that position effective September 30, 2005. Both Messrs. Anderegg and Fiorillo would have been included as executive officers except for Mr. Anderegg’s termination of employment, and Mr. Fiorillo’s resignation as Chief Accounting Officer, prior to fiscal year end. Mr. Fiorillo remains an employee.

		Annual Compensation				Long-Term Compensation
Name and Principal Position	Fiscal Year Ended	Salary($)(1)	Bonus	Other Annual Compensa- tion($)		Restricted Stock Award(s) ($)		Securities Underlying Options (#)		All Other Compen- sation ($)(2)

Stephen M. O’Hara	1/28/06	412,501	—	—		494,013	(3)	—		17,046
Chairman and	1/29/05	379,487	—	—		303,600	(3)	—		10,894
Chief Executive Officer	1/31/04	142,500	—	—		60,317	(4)	202,000	(5)	30,400	(6)

David A. Van Vliet(7)	1/28/06	202,692	124,000	33,434	(8)	543,200	(9)	100,000		4,400
President and Chief	1/29/05	—	—	—		—		—		—
Operating Officer	1/31/04	—	—	—		—		—		—

Steven L. Frey	1/28/06	195,001	32,858	—		125,475	(3)	—		6,589
Vice President, General	1/29/05	183,814	—	—		92,400	(3)	10,000		5,186
Counsel & Secretary	1/31/04	175,000	8,750	—		—		12,000		5,331

James W. Shaffer	1/28/06	185,000	11,877	—		116,441	(3)	—		6,155
Vice President and	1/29/05	168,877	—	—		82,500	(3)	10,000		4,718
Chief Financial Officer	1/31/04	138,750	7,000	—		—		8,000		3,774

Paul R. Anderegg(10)	1/28/06	103,846	—	—		149,996	(3)	—		200,427	(11)
Formerly Vice President	1/29/05	309,292	—	—		149,600	(3)	—		9,396
and President,	1/31/04	289,519	73,830	—		—		12,000		8,391
Textile Services

Richard M. Fiorillo(12)	1/28/06	158,424	9,672	—		55,926	(3)	—		3,472
Vice President Financial	1/29/05	155,030	—	—		52,800	(3)	3,000		4,028
Analysis and Planning;	1/31/04	139,847	25,153	—		—		8,000		3,607
formerly Chief Accounting Officer

(1)	Includes participant deferrals under the Retirement Savings Plan.

(2)	Includes contributions to the Retirement Savings Plan on behalf of each of the executive officers named in the table to match calendar 2005 participant deferrals (included under “Salary”) made by each to such plan. Also includes dividend distributions on restricted stock.

(3)	Includes the value of shares issued under the long-term incentive program. A number of participants received an award of restricted shares that will be earned if the three-year performance goals associated with the award are achieved. If those goals are not achieved, some or all of the shares can be forfeited. If a participant voluntarily resigns (other than retirement at age 65 or later) or is terminated for cause during the performance period, the restricted stock will be forfeited. If a participant dies, is deemed totally and permanently disabled, retires on or after attainment of age 65, or is terminated without cause during a performance period, the participant will be eligible for a pro-rata portion of the original award, based upon the degree of achievement of the performance goals and the participant’s period of service during the performance period. Beginning with the fiscal 2006 program award, a participant whose employment is terminated by the Company without cause remains eligible for a pro-rata portion of the original award only if the termination occurs during the last half of the performance period. During the two-year period following the close of the three-year performance period, restricted shares earned based on the degree of achievement of the performance goals will be forfeited if the participant engages in competition with the Company.

The following executive officers named in the table were awarded the following number of shares of restricted stock for fiscal 2005: Mr. Frey, 4,375 shares; Mr. O’Hara, 17,225 shares; Mr. Shaffer, 4,060 shares; Mr. Fiorillo, 1,950 shares; and Mr. Anderegg, 5,230 shares. Mr. Anderegg forfeited 4,649 shares of his award upon his termination on May 31, 2005. He continues to be eligible to earn 581 shares from this award. The number of shares of restricted stock awarded under the program was computed based upon the closing market value of the common stock on the last trading day of the fiscal year. Participants receive any dividends paid on shares issued under the program. The restricted stock issued in connection with the long-term incentive program is issued under the 1999 Performance Plan.
At the end of the fiscal year ended January 28, 2006, the number and value of the aggregate restricted stockholdings for the following executive officers named in the table were:
Stephen M. O’Hara	32,059	shares	$536,347
David A. Van Vliet	20,000		334,600
Steven L. Frey	10,080		168,638
James W. Shaffer	9,046		151,340
Paul R. Anderegg	3,603		60,278
Richard M. Fiorillo	4,350		72,775
Mr. Anderegg’s restricted shares are comprised solely of that portion of the shares awarded under the long-term incentive program which he remains eligible to earn.
(4)	3,000 shares of restricted stock were issued to Mr. O’Hara on September 15, 2003, pursuant to his employment agreement. The shares vest in one-third increments. Two-thirds of the shares have vested. The remaining shares will vest on September 15, 2006. Also includes 100 shares awarded as a director stock grant during Mr. O’Hara’s service as a non-employee director on Angelica’s Board. The shares vest in one-third increments on the anniversary date of the grant. Two-thirds of the shares have vested. Mr. O’Hara is entitled to receive any dividends paid on these shares.

(5)	Includes 2,000 option shares granted in fiscal 2003 during Mr. O’Hara’s service as a non-employee director on Angelica’s Board.
(6)	Compensation received during Mr. O’Hara’s service as a non-employee director on Angelica’s Board.
(7)	Mr. Van Vliet joined Angelica as President and Chief Operating Officer on June 1, 2005.
(8)	Represents payment by Angelica for certain perquisites for Mr. Van Vliet, including commercial commuter airfare of $11,978 and temporary lodging expenses of $12,298.
(9)	Includes the value of 20,000 restricted shares granted to Mr. Van Vliet on June 6, 2005, pursuant to his employment agreement. Unless sooner vested upon the occurrence of a change in control of Angelica, up to 4,000 shares of the restricted stock will vest after the end of each fiscal year. The number of shares that will vest will be based on the achievement of performance goals tied to increases in net revenues and gross margin from continuing operations. Any shares that do not vest in a particular evaluation period will be eligible to vest in future periods if the performance goals are met on a cumulative basis. No shares were vested at the end of fiscal 2005.
(10)	Mr. Anderegg was Vice President of Angelica, and President of our Textile Services business operations until May 31, 2005.
(11)	Includes $196,153 in severance payments pursuant to Mr. Anderegg’s employment agreement.
(12)	Mr. Fiorillo resigned from the position of Chief Accounting Officer effective September 30, 2005, but continues as Vice President, Financial Analysis and Planning.

STOCK OPTIONS

The following table sets forth information concerning stock option grants made in fiscal year 2005 to the executive officers named in the Summary Compensation Table.

Option Grants in Last Fiscal Year

Name	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year(1)	Exercise or Base Price ($/sh)	Expiration Date	Grant Date Present Value ($)(2)

Stephen M. O’Hara	—	—	—	—	—
David A. Van Vliet (3)	50,000	46.9	27.00	6/05/15	357,190
	25,000	23.5	28.35	6/05/15	171,615
	25,000	23.5	29.70	6/05/15	165,015
Steven L. Frey	—	—	—	—	—
James W. Shaffer	—	—	—	—	—
Paul R. Anderegg	—	—	—	—	—
Richard M. Fiorillo	—	—	—	—	—

(1)	Based on 106,500 options granted to employees during the fiscal year. Options granted to other employees were granted under the 1999 Performance Plan, which provides that in the event of a “change in control” all options become immediately exercisable and shall remain exercisable until the option would otherwise expire by reason of lapse of time.
(2)	The fair market value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The actual value, if any, an executive officer may realize will depend on the excess of the stock price over the exercise price on the date the underlying stock is sold, so that there is no assurance the value realized by an executive officer will be at or near the value estimated by the Black-Scholes model. The Black-Scholes calculation assumed a risk-free rate of return of 4.04% based upon the ten-year treasury bill rate as of grant date, a dividend yield of 3.8% based upon average annual dividend yield for the prior ten years, an exercise term of ten years, a stock price volatility of 31.4% based upon average stock price volatility for the prior ten years, and no adjustments for transferability of risk or forfeiture of the options.
(3)	We granted employment-inducement options to Mr. Van Vliet outside of any of Angelica’s stock-based compensation plans. Options for 50,000 shares were granted at the closing market price on June 3, 2005, and two grants for 25,000 shares each were granted at 105% and 110%, respectively, of the closing market price on June 3, 2005. All options vested and became exercisable on January 28, 2006, and are subject to continued employment.

The following table sets forth information concerning the exercise of stock options during fiscal 2005 and the fiscal year-end value of outstanding stock options for the executive officers named in the Summary Compensation Table.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

			Number of Securities Underlying Unexercised Options at Fiscal Year End (#)		Value of Unexercised In-the-Money Options at Fiscal Year End ($)
Name	Shares Acquired on Exercise (#)	Value Realized ($)(1)	Exercisable(2)	Unexercisable(#)	Exercisable(3)	Unexercisable($)

Stephen M. O’Hara	—	—	204,100	1,500	9,246	10
David A. Van Vliet	—	—	100,000	—	—	—
Steven L. Frey	—	—	56,000	2,000	166,830	740
James W. Shaffer	—	—	39,750	1,250	121,087	462
Paul R. Anderegg	73,500	1,009,894	—	—	—	—
Richard M. Fiorillo	—	—	19,750	1,250	30,112	462

(1)	The value realized reflects the fair market value of the shares received on the exercise date minus the exercise price.
(2)	The Board of Directors on January 17, 2006 authorized acceleration of the vesting dates for a total of 64,334 unvested stock options granted to employees in 2003, at option prices above the current market price of Angelica’s shares on January 17. Included in the acceleration of vesting dates were: Stephen M. O’Hara, 33,334 options; Steven L. Frey, 6,000 options; James W. Shaffer, 4,000 options; and Richard M. Fiorillo, 4,000 options. By taking this action before fiscal year end, the Company avoids expense charges of $173,381 and $42,601, respectively, in each of the next two fiscal years.
(3)	Based upon the average of the high/low transaction prices as reported on New York Stock Exchange Composite Tape on January 27, 2006, the last trading day prior to the fiscal year end. “In-the-money” means that the fair market value of the Angelica common stock underlying the option is greater than the option’s exercise price on the valuation date. The value of unexercised options equals the fair market value of the shares underlying in-the-money options on January 27, 2006, less the exercise price, multiplied by the number of in-the-money options outstanding.

RETIREMENT PLANS

Under Angelica’s defined benefit pension plan, an employee earns benefits in any year equal to 0.25% of total compensation plus an additional 0.25% of that part of compensation which is in excess of one-half of the social security taxable-wage base, plus, for each year of employment in excess of 15 years, an additional 0.05% of total compensation. Reduced benefits are payable at early retirement. Estimated annual benefits under the plan payable upon normal retirement to the following executive officers are as follows: Mr. Frey, $14,760; Mr. Shaffer, $18,141; and Mr. Fiorillo, $30,100. Mr. O’Hara and Mr. Van Vliet are not eligible to participate under the plan. Mr. Anderegg had not vested under the plan at the time of his termination. These figures assume that participants will remain employed until their normal retirement dates and will receive increases to their current compensation consistent with historical increases in compensation. Angelica’s pension plan was amended effective September 1, 2004 so that no employee shall become a participant on or after September 1, 2004.

Angelica also maintains a supplemental retirement benefit plan (the “Supplemental Plan”) for a limited number of highly compensated officers and management personnel selected by the Compensation and Organization Committee. The “formula amount” of supplemental retirement benefit payable under this plan is determined by the Committee when the participant is invited to join the plan and is subject to increase at the Committee’s discretion. Additionally, the Committee may, at its discretion, reduce the formula amount or “freeze” the then-vested benefit of certain participants. A full benefit is the participant’s final average compensation multiplied by the formula amount (between 30% and 50%). A participant who has less than 30 years of service at retirement will receive a reduced amount of the otherwise fully vested formula amount, based on actual years of service. For the purposes of the Supplemental Plan, final average compensation means the average compensation paid during the three most highly compensated years of the participant’s last five years of employment. Benefits are generally payable over 120 months beginning at age 65, but may extend for a period of up to 15 years. Any benefit payable under the supplemental plan will be reduced by benefits paid under the pension plan. For purposes of calculation of benefits under the Supplemental Plan, Mr. O’Hara will be credited with three years of service for each year of actual service rendered. Estimated annual benefits under the supplemental plan payable upon normal retirement over a ten-year period to the named executive officers are as follows: Mr. O’Hara, $440,416; Mr. Van Vliet, $66,832; Mr. Frey, $25,897; and Mr. Shaffer, $40,108. These figures reflect a reduction for the benefit payable under the pension plan (or predecessor plan), and assume that participants will remain employed until their normal retirement dates and will receive increases to their current compensation consistent with historical increases in compensation. Again, Mr. O’Hara and Mr. Van Vliet are not eligible under the pension plan. Mr. Fiorillo is not a participant in the Supplemental Plan, and Mr. Anderegg had not vested at the time of his termination.

Angelica also maintains a Deferred Compensation Option Plan for Selected Management Employees for a limited number of highly compensated officers and management personnel. This plan has not been offered in several years and will likely not be offered in the future. Upon invitation, a participant who is selected as eligible may elect to defer not less than $3,000 nor more than $10,000 of compensation annually for a period not to exceed four years. In exchange, the participant is entitled to receive, at retirement, a retirement benefit payment payable over 15 years following his or her retirement. The amount of the retirement benefit is a function of the amount of compensation deferred and certain actuarial factors. No executive officer named in the summary compensation table participates in this plan.

Director Compensation

We structure director compensation to attract and retain non-employee directors and to further align the interests of directors with the interest of the shareholders by linking a portion of their compensation to stock performance. Mr. O’Hara does not receive compensation for serving as a director. Mr. Hubble received compensation as the non-executive Chairman of the Board as listed below. Effective January 29, 2006, Mr. O’Hara succeeded Mr. Hubble as Chairman of the Board. Mr. Mueller was appointed Lead Director, also effective January 29, 2006. Non-employee directors are compensated as follows:

Annual Board Retainer (payable in shares of Company stock)

Retainer Amounts

Base Retainer (no chairs)	$20,000
Additional Retainer Amounts:
Non-Executive Chair (through January 28, 2005)	$10,000
Lead Director	$10,000
Audit Committee and Special Committee Chairs	$10,000
Other Committee Chairs*	$2,000
Audit Committee and Special Committee Members	$2,000

Meeting Fees
Board attendance (per meeting)	$1,250
Telephone Board and Committee Meeting	$450
Committee attendance (per meeting):
Meeting on same day as Board Meeting	$700
Meeting on day separate from Board Meeting	$1,000

* Any director who serves as chair of one or more committees will have the additional retainer amounts added to his or her base retainer of $20,000, for each committee chaired.

The 1994 Non-Employee Directors Stock Plan terminated on May 31, 2004. Pursuant to that plan, the annual board retainer fee was paid in shares of our common stock. In addition, each eligible non-employee director received grants of shares of common stock and options to purchase shares of common stock each year. Grant shares received under that plan vest at the rate of one-third of the shares granted on the first, second and third anniversary dates of each grant. The option price of shares was 100% of the fair market value of the shares on the date of grant (annual meeting date). The options typically vest and become exercisable ratably over four to five years and will vest and become exercisable in full upon a non-employee director’s retirement.

2004 Equity Incentive Plan for Non-Employee Directors. The 2004 Equity Incentive Plan for Non-Employee Directors was approved by the shareholders, and became effective, on May 25, 2004. Under this plan, each non-employee director receives 100% of his or her annual Board retainer fee in shares of common stock based upon the fair market value of the stock on the annual retainer date. A portion of the shares received as the annual Board retainer fee will be forfeited if the director serves less than ten months after the annual retainer date. New non-employee directors receive, upon initial election to the Board, 400 shares of common stock. The Compensation and Organization Committee may award restricted stock and impose whatever conditions to vesting it determines to be appropriate. The Compensation and Organization Committee awards 600 shares of restricted stock to each non-employee director on the annual retainer date. Stock granted under the plan, other than shares granted as the annual Board retainer fee, is forfeitable until earned out. Shares vest at the rate of one-third of the shares granted on the first, second and third anniversary dates of each grant. Non-qualified options to purchase shares of common stock may be granted to non-employee directors at an exercise price not less than 100% of the fair market value on the date of grant. Options become exercisable and expire at the times and on the terms established by the Compensation and Organization Committee. Awards of stock units may be issued to non-employee directors on the terms and conditions established by the Compensation and Organization Committee, except that each restricted stock unit will initially have a value equal to one share of the Company’s common stock on the grant date. Upon vesting of a stock unit, a non-employee director will be entitled to receive from the Company an amount equal to the then fair market value of a share of the Company’s common stock. No options or stock units have been granted under this plan.

Deferred Compensation Option Plan for Non-Employee Directors. Three current directors have elected to participate in the Deferred Compensation Option Plan for Non-Employee Directors. Upon election to the Board, a director may, at his or her election, defer $5,000 to $10,000 of Board meeting and Committee meeting fees annually for a period not to exceed four years. In exchange, the director is entitled to receive at retirement, a retirement benefit payment payable over 15 years following his or her retirement. The amount of the retirement benefit is a function of the amount of compensation deferred and certain actuarial factors.

During his service as a non-employee Director on Angelica’s Board, and prior to joining us as President and Chief Executive Officer on September 15, 2003, Mr. O’Hara elected to participate in the Deferred Compensation Option Plan for Non-Employee Directors and defer meeting fees for a four-year period. Since he is now employed by us, and is no longer a non-employee director receiving meeting fees, he is not eligible to defer for a fourth and final year. As a consequence, Mr. O’Hara’s retirement benefit under the plan will be reduced to reflect the fact that all of his elected deferrals could not be made. His original benefit amount will be reduced to a pro-rated benefit amount per month of approximately $2,690, payable at his Normal Retirement Date as defined in the plan (age 70). A benefit amount payable prior to his Normal Retirement Date is dependent upon Mr. O’Hara’s age at termination, and his vested percentage at termination.

Mr. Kruszewski had also elected to participate in the plan and defer meeting fees for a four-year period. After the first year of deferral, he decided not to continue to defer meeting fees. As a result, Mr. Kruszewski’s retirement benefit under the plan will be reduced to reflect that fact. His original benefit amount will be reduced to a pro-rated benefit amount per month of approximately $1,220, payable at his Normal Retirement Age as defined in the plan (age 70). A benefit amount payable prior to his Normal Retirement Date is dependent upon Mr. Kruszewski’s age at termination, and his vested percentage at termination.

The Board expects to continue to emphasize restricted stock awards to non-employee directors over non-qualified stock options through the award of 600 shares of restricted stock annually to each director. This is consistent with the Company’s philosophy to emphasize performance-based restricted stock awards for employees instead of stock options for long-term incentives.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

Each of the named executive officers in the Summary Compensation Table, except for Mr. Anderegg, currently has an employment agreement with Angelica. The following table sets forth the material terms of each of these agreements.

Named Executive Officer	Stephen M. O'Hara	David A. Van Vliet	Paul R. Anderegg	Steven L. Frey	James W. Shaffer	Richard M. Fiorillo

Agreement Type	Employment including Change in Control (CIC)	Employment including Change in Control (CIC)	Separation Settlement and Release	Employment including Change in Control (CIC)	Employment including Change in Control (CIC)	Employment including Change in Control (CIC)

Term	9/15/03-9/15/06, subject to automatic annual renewal absent timely notice of termination	6/1/05 - until employment ends	5/31/05-5/31/07	9/9/04 - until employment ends	9/9/04 - until employment ends	11/15/05 - until employment ends

Salary Continuation If Terminated (Non-CIC)*	$33,750 x 24 months or $15,577 biweekly	$25,833 x 12 months or $11,923 biweekly	$11,538.40 biweekly**	$16,250 x 12 months or $7,500 biweekly	$15,417 x 12 months or $7,115 biweekly	$13,333 x 12 months or $6,154 biweekly

Lump Sum Cash Payment If Terminated (CIC)	2-1/2 x annual salary	1-1/2 x annual salary without cause or for good reason 1/2 x annual salary without good reason
If Mr. Van
		Vliet remains employed for six (6) months following a CIC, he receives 3/4 of his then current annual salary and 1/2 of his prorated maximum annual incentive bonus as a cash retention payment; if he remains employed twelve (12) months following a CIC, he receives another cash payment equal to the first, to offset dollar for dollar any CIC payment for termination without good reason	N/A	1/2 x annual salary	1/2 x annual salary	1 x annual salary

Named Executive Officer	Stephen M. O'Hara	David A. Van Vliet	Paul R. Anderegg	Steven L. Frey	James W. Shaffer	Richard M. Fiorillo

Bonus (CIC)	One-half (1/2) of then current annual salary is included in lump sum cash payment multiplier	Pro-rated portion of maximum annual incentive bonus for CIC year if without cause or for good reason	N/A	Pro-rated portion of maximum annual incentive bonus for CIC year	Pro-rated portion of maximum annual incentive bonus for CIC year	Pro-rated portion of maximum annual incentive bonus for CIC year

Medical Benefit Continuation***	Two years for every year of service, up to a maximum of ten (10) years, for Mr. O’Hara and his family, without cost to Mr. O’Hara	Up to 12 months for Mr. Van Vliet and his family if unrelated to CIC; two (2) years if related to a CIC	Up to 24 months from 5/31/05 for Mr. Anderegg	Two (2) years for Mr. Frey and his family	Two (2) years for Mr. Shaffer and his family	N/A

Restricted Stock & Option Vesting	Unexpired options and restricted stock vest if CIC occurs or upon Mr. O’Hara’s death, disability or retirement	Unexpired options scheduled to vest within a year of end of employment vest immediately; if CIC occurs, unexpired options and restricted stock vest	Unexpired options scheduled to vest by 5/31/06 vested on 5/31/2005	Unexpired options and restricted stock vest if CIC occurs	Unexpired options and restricted stock vest if CIC occurs	Unexpired options and restricted stock vest if CIC occurs

Non-Compete & Confidentiality Provisions	Yes, non-compete and non-solicitation covenants for two (2) years after employment ends and confidentiality obligations that are in effect indefinitely	Yes, non-compete and non-solicitation covenants for one (1) year after employment ends and confidentiality obligations that are in effect indefinitely	Yes, non-compete and non-solicitation covenants for one (1) year after employment ends and confidentiality obligations that are in effect indefinitely	Yes, non-compete & non-solicitation covenants for one (1) year after employment ends and confidentiality obligations that are in effect indefinitely	Yes, non-compete & non-solicitation covenants for one (1) year after employment ends and confidentiality obligations that are in effect indefinitely	Yes, non-compete & non-solicitation covenants for one (1) year after employment ends and confidentiality obligations that are in effect indefinitely

Additional Provisions	In the event of a CIC, the Company will pay Mr. O’Hara a gross-up amount equal to the amount of any excise tax imposed on payments to Mr. O’Hara.	In the event of a CIC, Mr. Van Vliet will be credited with an additional five (5) years of service under the Company’s Supplemental Retirement Plan regardless of whether he leaves or remains employed	Non-disparagement provision	In the event of a CIC, Mr. Frey will be credited with an additional five (5) years of service under the Company’s Supplemental Retirement Plan.	In the event of a CIC, Mr. Shaffer will be credited with an additional five (5) years of service under the Company’s Supplemental Retirement Plan.	N/A

*	With the exception of those shown for Mr. Anderegg, the amounts provided are for illustrative purposes only using the gross amounts provided in or derived from the summary compensation table on page 43.
**	Between 6/1/06 and 5/31/07, this amount will be reduced by Mr. Anderegg’s earnings, if any
***	If the Executive Officer subsequently becomes employed, the Company medical benefit continuation shall become secondary to the benefits provided by such other employer(s).

Trust Agreements

A trust has been established with Marshall & Ilsley Trust Company, N.A. to fund certain benefits payable following a change in control to executive officers pursuant to certain employee benefit plans. In the event of a change in control or a potential change in control that is not approved by the Board of Directors, Angelica will be required to deposit into the trust an amount equal to the difference between the maximum amount potentially payable under the covered plans to all participants and the then-current value of the trust assets. The trust can be revoked at any time prior to a change in control. The trust will terminate automatically on the third anniversary of the occurrence of the change in control. If the trust is revoked or terminated, all remaining trust assets will be returned to Angelica. If funds are deposited into a trust in connection with a potential change in control and an actual change in control does not occur within 90 days, the Board of Directors may direct that the deposit will be returned by the trust to Angelica. In the event of bankruptcy or insolvency, the assets of the trust will be subject to the claims of the general creditors of Angelica.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal year 2005, the following individuals served as members of the Compensation and Organization Committee: Susan S. Elliott, Charles W. Mueller and Kelvin R. Westbrook, Chairman. None of the members of the Compensation and Organization Committee was an officer or employee of the Company or any of its subsidiaries during fiscal 2005 or any prior period. None of our executive officers served as a director or member of a compensation committee of any other entity, whose executive officers served as a director or member of our Compensation and Organization Committee.

Each member of the Compensation and Organization Committee listed above is an independent director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of fiscal year ended January 28, 2006 with respect to the shares of common stock that may be issued under our existing equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders(1)	413,675		$19.34	329,111

Equity compensation plans not approved by security holders	400,000	(2)	24.28	—

Total	813,675		$21.77	329,111

(1)	Includes stock options granted under the 1999 Performance Plan, which is a shareholder-approved plan, and the following shareholder-approved plans which have terminated: the 1994 Performance Plan and the 1994 Non-Employee Directors Stock Plan. No awards may be granted under any of the terminated plans following their termination. Of the shares in column (c), the 1999 Performance Plan (250,159 shares available for issuance at January 28, 2006) provides that restricted stock and stock units may also be issued under the plan; and the 2004 Equity Incentive Plan for Non-Employee Directors (78,952 shares available for issuance at January 28, 2006) provides that restricted stock, stock units, and stock purchased in lieu of retainer may also be issued under the plan, in addition to stock options. No stock options have been granted under the 2004 Equity Incentive Plan for Non-Employee Directors.

(2)	On January 2, 1998, we made a one-time grant of 100,000 stock options to Don W. Hubble at an exercise price of $21.9375 in order to induce Mr. Hubble to become our Chairman, President and Chief Executive Officer. These options were granted under a non-qualified stock option agreement upon substantially similar terms to grants made to other officers and employees under the Angelica Corporation 1999 Performance Plan, which plan was approved by the shareholders. These options expired on January 31, 2006. Mr. Hubble relinquished the titles of President and Chief Executive Officer on September 15, 2003 and became non-executive Chairman of the Board on February 1, 2004. He relinquished the title of non-executive Chairman on January 28, 2006.

On September 15, 2003, we made three one-time grants of stock options to Stephen M. O’Hara for a total of 200,000 shares as an inducement to accept employment as our President and Chief Executive Officer. One grant for 100,000 stock options at an exercise price of $19.66 was granted under substantially similar terms to the 1999 Performance Plan. Two additional employment-inducement stock option grants of 50,000 shares each were to vest and become exercisable only upon the closing price of our common stock on the New York Stock Exchange being at least, for the respective options, $25.00 per share, or $30.00 per share, during any period of five consecutive trading days during Mr. O’Hara’s term of employment. The second stock option grant of 50,000 shares vested and became exercisable on July 7, 2004, following a period of five consecutive trading days when our common stock on the New York Stock Exchange closed at $25 or more per share. The third stock option grant of 50,000 shares was amended by the Compensation and Organization Committee on January 27, 2005, so that the options vested and became immediately exercisable at $30 per share. No other terms of the stock option agreement or the options were modified. The amendment was reported on a Form 8-K filed February 2, 2005. Each option has a term of ten years from the date of grant. Mr. O’Hara has since become fully vested in each of these options. The option grants were filed as exhibits 10.3, 10.4 and 10.5 to the Form 10-Q for fiscal quarter ended October 25, 2003.

On June 6, 2005, we made three one-time grants of stock options to David A. Van Vliet for a total of 100,000 shares as an inducement to accept employment as our President and Chief Operating Officer. These options were granted under non-qualified stock option agreements upon substantially similar terms to the 1999 Performance Plan. Options for 50,000 shares were granted at an exercise price of $27, and two grants for 25,000 shares each were granted at 105% and 110% of the $27 exercise price, or $28.35 and $29.70, respectively. Mr. Van Vliet has since become fully vested in each of these options.

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

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The table below lists those persons known by us to own, directly or indirectly, more than five percent of the outstanding shares of our common stock, as reported to the Securities and Exchange Commission by the beneficial owner(s) in their most recent Schedule 13D or 13G filing as of April 4, 2006.

Beneficial Ownership of Our Common Stock

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	% of Class

Steel Partners II, L.P.(1)	1,847,250	19.90%
590 Madison Avenue, 32nd Floor New York, NY 10022

Pirate Capital LLC(2)	1,058,697	11.40%
200 Connecticut Avenue, 4th Floor Norwalk, CT 06854

T. Rowe Price Associates, Inc. (3)	891,700	9.50%
100 E. Pratt Street Baltimore, MD 21202

Barclays Global Investors, N.A.(4)	541,824	5.83%
45 Fremont Street San Francisco, CA 94105

JPMorgan Chase & Co. (5)	525,914	5.60%
270 Park Avenue New York, NY 10017

(1)	According to a Schedule 13D Amendment No. 12 dated February 3, 2006, filed by Steel Partners II, L.P., Steel Partners, L.L.C., Warren G. Lichtenstein, James Henderson, and John Quicke, Steel Partners II, L.P. beneficially owns 1,847,250 shares. Mr. Lichtenstein is the sole executive officer and managing member of Steel Partners, L.L.C., the general partner of Steel Partners II, L.P. By virtue of his position with Steel Partners II, L.P., Mr. Lichtenstein has sole voting and dispositive power over all of the shares owned by Steel Partners II, L.P.

(2)	According to a Schedule 13D Amendment No. 5 dated April 4, 2006, Pirate Capital LLC beneficially owns 1,058,697 shares, all of which may also be deemed to be beneficially owned by Thomas R. Hudson Jr., the sole owner and managing member of Pirate Capital LLC. As general partner of Jolly Roger Fund LP and by virtue of an agreement between it and Jolly Roger Offshore Fund Ltd., Pirate Capital LLC has the power to vote or direct the voting, and to dispose or direct the disposition, of all of the shares owned by Jolly Roger Fund LP and Jolly Roger Offshore Fund LTD. Pirate Capital LLC and Mr. Hudson have shared voting and shared dispositive power with respect to all 1,058,697 shares.

(3)	According to a Schedule 13G filing dated February 14, 2006, T. Rowe Price Associates, Inc. (“Price Associates”) beneficially owns 891,700 shares. Price Associates has sole voting power with respect to 110,500 shares, and sole dispositive power with respect to 891,700 shares. The reported shares are owned by various individual and institutional investors, including the T. Rowe Price Small-Cap Stock Fund, Inc., (which owns 700,000 shares, representing 7.5% of the shares outstanding, with sole voting power with respect to 700,000 shares), to which Price Associates serves as investment advisor with power to direct investments and/or sole power to vote the shares. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner or such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

(4)	According to a Schedule 13G filing dated January 31, 2006, Barclays Global Investors, NA, beneficially owns 312,187 shares (3.36%), with sole voting power with respect to 249,466 of those shares, and sole dispositive power with respect to 312,187 shares; Barclays Global Fund Advisors beneficially owns 229,637 shares (2.47%), with sole voting power with respect to 228,300 of those shares, and sole dispositive power with respect to 229,637 shares. The reported shares are held in trust accounts for the economic benefit of the beneficiaries of those accounts. In the aggregate, Barclays Global Investors, NA and Barclays Global Fund Advisors beneficially own 541,824 shares (5.83%), with sole voting power with respect to 477,766 shares, and sole dispositive power with respect to 541,824 shares.

(5)	According to a Schedule 13G Amendment No. 1 dated February 8, 2006, JPMorgan Chase & Co. beneficially owns 525,914 shares, with sole voting power with respect to 487,614 shares, and sole dispositive power with respect to 525,914 shares.

STOCK OWNERSHIP OF MANAGEMENT

The table below shows the number of shares of common stock beneficially owned as of March 31, 2006, by each director, each executive officer listed in the Summary Compensation Table, and all directors and executive officers as a group. As of March 31, 2006, each director and executive officer named beneficially owned less than one percent, except for Mr. O’Hara, who owned 2.8%, and Mr. Van Vliet, who owned 1.4%. The directors and executive officers as a group owned 7.3% of the Company’s common stock. All percentages include options that are exercisable within 60 days after March 31, 2006.

	Amount and Nature of Beneficial Ownership
Name of Beneficial Owner	Owned(1)(2)		Obtainable through Stock Option Exercise(3)	Total
Paul R. Anderegg	3,839	(4)	—	3,839
Susan S. Elliott	11,359		10,100	21,459
Richard M. Fiorillo	7,697	(4)	19,750	27,447
Steven L. Frey	18,198	(4)	56,000	74,198
Don W. Hubble	57,246	(5)	—	57,246
Ronald J. Kruszewski	9,194		—	9,194
Charles W. Mueller	15,199	(6)	13,500	28,699
Stephen M. O’Hara	61,215	(4)(7)	205,100	266,315
William A. Peck	12,299		13,500	25,799
Ronald N. Riner	1,831		—	1,831
James W. Shaffer	16,908	(4)(8)	39,750	56,658
David A. Van Vliet	35,656	(4)(9)	100,000	135,656
Kelvin R. Westbrook	7,849		4,100	11,949
All executive officers and directors as a group (13 persons)	258,490		461,800	720,290

(1)	Except as otherwise indicated, each individual has sole voting and dispositive power over the shares listed beside his or her name.
(2)	Includes 2,200 shares for Ms. Elliott, 1,200 shares for Mr. Hubble, 1,600 shares for Mr. Kruszewski, 2,400 shares for Mr. Mueller, 700 shares for Mr. O’Hara, 2,400 shares for Dr. Peck, 1,000 shares for Dr. Riner, and 1,900 shares for Mr. Westbrook which were granted pursuant to the 1994 Non-Employee Directors Stock Plan and/or the 2004 Equity Incentive Plan for Non-Employee Directors. With respect to these shares, the named directors have sole voting power and no current dispositive power except for 1,182 shares held by Ms. Elliott, 200 shares held by Mr. Hubble, 466 shares held by Mr. Kruszewski, 1,366 shares held by Mr. Mueller, 666 shares held by Mr. O’Hara, 1,400 shares held by Dr. Peck and 866 shares held by Mr. Westbrook for which they have sole voting and dispositive power.
(3)	Includes only those stock options exercisable within 60 days after March 31, 2006.
(4)	Includes restricted stock awarded under the Company’s long-term incentive program (for fiscal 2004, 2005 and 2006) since its inception on February 1, 2004 as follows: Mr. Frey, 14,702 shares; Mr. O’Hara, 50,391 shares; Mr. Shaffer, 13,638 shares; Mr. Van Vliet, 15,656 shares; Mr. Anderegg, 3,603 shares (Mr. Anderegg forfeited 8,427 shares upon his termination on May 31, 2005, but remains eligible to earn 3,603 shares); and

Mr. Fiorillo, 7,697 shares. These shares may be earned in whole or in part based upon performance criteria established for a three-year period.
(5)	Mr. Hubble disclaims beneficial ownership of 12,700 shares included above which are held by his wife.
(6)	Mr. Mueller disclaims beneficial ownership of 15,199 shares included above which are held by his wife’s living trust.
(7)	Includes 3,000 restricted shares (2,000 of which have vested) awarded to Mr. O’Hara on September 15, 2003 as an inducement to employment.
(8)	Includes 438 shares held by Mr. Shaffer that are the equivalent of units held in the plan trustee’s fund in our 401(k) plan.
(9)	Includes 20,000 restricted shares awarded to Mr. Van Vliet on June 6, 2005 as an inducement to employment.

Item 13. Certain Relationships and Related Transactions

Not Applicable.

Item 14. Principal Accountant Fees and Services

Audit Fees

The information set forth below summarizes the fees paid to Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”), our independent registered public accountants, during the fiscal years ended January 28, 2006 and January 29, 2005:

	Fiscal Year Ended January 28, 2006	Fiscal Year Ended January 29, 2005

Audit Fees(1)	$578,540	$394,154
Audit-Related Fees(2)	63,690	—
Tax Fees	—	—
All Other Fees	—	—

(1)	Audit fees consist of professional and service fees billed for the audit of our annual consolidated financial statements, reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q, and the audit of our assessment and effectiveness of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002.
(2)	Audit-related fees consist of fees billed for professional services related to various other attest services and assistance with and review of documents filed with the U.S. Securities and Exchange Commission.

Auditor Services Preapproval Policy

The Audit Committee pre-approves all fees and services provided by the Deloitte Entities. Our Audit Committee has adopted pre-approval policies and procedures for non-audit services, and 100% of all services disclosed above for the fiscal years ended January 28, 2006 and January 29, 2005 were pre-approved by our Audit Committee and were provided pursuant to such policies and procedures.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Document List

	1.	Financial Statements		Page

The following financial statements are attached hereto and incorporated by reference in Item 8 above:

		(i)	Report of Independent Registered Public Accounting Firm	F-1

		(ii)	Consolidated Statements of Income - Years ended January 28, 2006, January 29, 2005 and January 31, 2004	F-2

		(iii)	Consolidated Balance Sheets - January 28, 2006 and January 29, 2005	F-3

		(iv)	Consolidated Statements of Shareholders’ Equity - Years ended January 28, 2006, January 29, 2005 and January 31, 2004	F-4

		(v)	Consolidated Statements of Cash Flows - Years ended January 28, 2006, January 29, 2005 and January 31, 2004	F-5

		(vi)	Notes to Consolidated Financial Statements	F-6 - F-29

	2.	Financial Statement Schedule

		(i)	Schedule II - Valuation and Qualifying Accounts - For the Three Years Ended January 28, 2006	F-30

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

We have audited the accompanying consolidated balance sheets of Angelica Corporation and subsidiaries (the “Company”) as of January 28, 2006 and January 29, 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended January 28, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Angelica Corporation and subsidiaries as of January 28, 2006 and January 29, 2005, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1, in the year ended January 28, 2006, the Company changed the presentation of its consolidated statements of cash flows to present separate disclosure of the cash flows from operating, investing, and financing activities of discontinued operations and retroactively restated the consolidated statements of cash flows for the years ended January 29, 2005 and January 31, 2004, for the change.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 13, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

St. Louis, Missouri
April 13, 2006

CONSOLIDATED STATEMENTS OF INCOME

Angelica Corporation and Subsidiaries

For Years Ended (Dollars in thousands, except per share amounts)	January 28, 2006	January 29, 2005	January 31, 2004

Continuing operations:
Textile service revenues	$418,357	$308,034	$283,319
Cost of textile services	(364,300)	(259,265)	(229,537)

Gross profit	54,057	48,769	53,782
Selling, general and administrative expenses	(50,092)	(37,721)	(39,381)
Amortization of other acquired assets	(4,036)	(906)	(528)
Other operating income, net	6,384	1,743	63

Income from operations	6,313	11,885	13,936
Interest expense	(7,198)	(1,356)	(714)
Non-operating income, net	1,613	2,659	2,297

Income from continuing operations before income taxes	728	13,188	15,519
Income tax benefit (provision)	1,591	(2,440)	(4,356)

Income from continuing operations	2,319	10,748	11,163

Discontinued operations:
Loss from discontinued operations, net of tax benefit of $835, $1,003, and $952	(1,286)	(1,369)	(1,960)
Loss on disposal of discontinued operations, net of tax benefit (provision) of ($218), $2,257, and $0	(785)	(3,018)	—

Loss from discontinued operations	(2,071)	(4,387)	(1,960)

Net income	$248	$6,361	$9,203

Basic earnings (loss) per share:
Income from continuing operations	$0.26	$1.20	$1.26
Loss from discontinued operations	(0.23)	(0.49)	(0.22)

Net income	$0.03	$0.71	$1.04

Diluted earnings (loss) per share:
Income from continuing operations	$0.25	$1.18	$1.25
Loss from discontinued operations	(0.22)	(0.48)	(0.22)

Net income	$0.03	$0.70	$1.03

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

Angelica Corporation and Subsidiaries

(Dollars in thousands)	January 28, 2006	January 29, 2005

ASSETS
Current Assets:
Cash and cash equivalents	$4,377	$926
Receivables, net	58,151	44,454
Linens in service	43,785	37,660
Prepaid expenses and other current assets	3,602	3,817
Deferred income taxes	—	5,386
Assets of discontinued operations held for sale	—	3,617

Total Current Assets	109,915	95,860

Property and Equipment:
Land	7,726	7,765
Buildings and leasehold improvements	58,431	57,239
Machinery and equipment	135,940	123,208
Capitalized leased equipment	830	830

	202,927	189,042
Less - accumulated depreciation	96,634	89,676

Total Property and Equipment	106,293	99,366

Other:
Goodwill	49,259	31,272
Other acquired assets	42,470	24,728
Cash surrender value of life insurance	1,941	30,942
Deferred income taxes	15,389	2,040
Miscellaneous	6,161	4,745

Total Other Assets	115,220	93,727

Total Assets	$331,428	$288,953

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$319	$419
Accounts payable	37,229	19,349
Accrued wages and other compensation	7,037	5,145
Deferred compensation and pension liabilities	2,977	4,226
Deferred income taxes	3,321	—
Other accrued liabilities	30,535	26,579

Total Current Liabilities	81,418	55,718

Long-Term Debt, less current maturities	85,096	67,811

Other:
Deferred compensation and pension liabilities	14,685	13,594
Other long-term liabilities	681	474

Total Other Liabilities	15,366	14,068

Shareholders’ Equity:
Common Stock, $1 par value, authorized 20,000,000 shares, issued: 9,471,538 shares	9,472	9,472
Capital surplus	7,189	5,336
Retained earnings	140,805	144,621
Accumulated other comprehensive loss	(2,553)	(1,337)
Unamortized restricted stock	(2,841)	(1,007)
Common Stock in treasury, at cost: 169,415 and 405,304 shares	(2,524)	(5,729)

Total Shareholders’ Equity	149,548	151,356

Total Liabilities and Shareholders’ Equity	$331,428	$288,953

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Angelica Corporation and Subsidiaries

For Years Ended (Dollars in thousands, except per share amounts)	January 28, 2006	January 29, 2005	January 31, 2004

COMMON STOCK ($1 PAR VALUE)
Balance at beginning and end of year	$9,472	$9,472	$9,472

CAPITAL SURPLUS
Balance beginning of year	$5,336	$4,748	$4,481
Tax benefit of stock options exercised	1,031	536	267
Stock-based compensation expense	—	52	—
Treasury stock reissued	822	—	—

Balance end of year	$7,189	$5,336	$4,748

RETAINED EARNINGS
Balance beginning of year	$144,621	$142,341	$137,548
Net income	248	6,361	9,203
Cash dividends (per share: 2005-$.44; 2004-$.44; 2003-$.41)	(4,064)	(3,950)	(3,619)
Treasury stock reissued	—	(131)	(791)

Balance end of year	$140,805	$144,621	$142,341

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance beginning of year	$(1,337)	$(1,062)	$(511)
Change in fair value of interest rate swap	110	156	5
Change in fair value of natural gas derivative	(607)	—	—
Other changes during year	(719)	(431)	(556)

Balance end of year	$(2,553)	$(1,337)	$(1,062)

UNAMORTIZED RESTRICTED STOCK
Balance beginning of year	$(1,007)	$(210)	$—
Treasury stock reissued	(2,474)	(1,422)	(768)
Amortization expense	640	625	558

Balance end of year	$(2,841)	$(1,007)	$(210)

COMMON STOCK IN TREASURY, AT COST
Balance beginning of year	$(5,729)	$(8,629)	$(11,330)
Treasury stock reissued	3,205	2,900	2,701

Balance end of year	$(2,524)	$(5,729)	$(8,629)

SHAREHOLDERS’ EQUITY, END OF YEAR	$149,548	$151,356	$146,660

Comprehensive Income (Loss)
Net income	$248	$6,361	$9,203
Change in fair value of interest rate swap, net of tax:
Unrealized gains (losses) deferred during year	96	(61)	(154)
Realized losses reclassified to net income during year	14	217	159
Change in fair value of natural gas derivative, net of tax:
Unrealized losses deferred during year	(607)	—	—
Minimum pension liability adjustment, net of tax	(719)	(427)	(560)
Other changes	—	(4)	4

Total Comprehensive (Loss) Income	$(968)	$6,086	$8,652

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Angelica Corporation and Subsidiaries

For Years Ended (Dollars in thousands)	January 28, 2006	January 29, 2005	January 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations	$2,319	$10,748	$11,163
Non-cash items included in income from continuing operations:
Depreciation	14,865	11,664	9,532
Amortization	4,677	1,530	1,086
Deferred income taxes	(1,591)	(4,608)	3,455
Cash surrender value of life insurance	(693)	(849)	(1,504)
Gain on sale of assets	(6,190)	(3,021)	—
Change in working capital components of continuing operations, net of businesses acquired/disposed of:
Receivables, net	(8,874)	(4,737)	(863)
Linens in service	(3,952)	33	(1,284)
Prepaid expenses and other current assets	1,763	(266)	(702)
Accounts payable	16,952	2,938	1,525
Compensation and other accruals	1,568	(167)	150
Income taxes	1,126	4,333	2,062
Other, net	(1,532)	(84)	(759)

Net cash provided by operating activities of continuing operations	20,438	17,514	23,861

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property and equipment, net	(18,377)	(14,977)	(22,439)
Cost of businesses and assets acquired	(52,930)	(62,431)	(14,336)
Disposals of assets	9,481	5,127	—
Life insurance premiums paid, net	(1,048)	101	(1,114)

Net cash used in investing activities of continuing operations	(62,874)	(72,180)	(37,889)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	(223,015)	(99,745)	(44,537)
Borrowings of long-term debt	240,200	147,600	43,900
Repayments of life insurance policy loans	(24,040)	—	—
Borrowings from life insurance policy loans	53,216	—	—
Debt issuance costs	(1,466)	(416)	—
Dividends paid	(4,064)	(3,950)	(3,619)
Treasury stock reissued	1,553	1,347	1,409

Net cash provided by (used in) financing activities of continuing operations	42,384	44,836	(2,847)

CASH FLOWS FROM DISCONTINUED OPERATIONS (Restated - See Note 1)
Operating cash flows	915	(1,184)	3,804
Investing cash flows	2,588	9,846	(1,946)
Financing cash flows	—	(94)	(209)

Net increase (decrease) in cash and cash equivalents	3,451	(1,262)	(15,226)
Cash and cash equivalents at beginning of year	926	2,188	17,414

Cash and cash equivalents at end of year	$4,377	$926	$2,188

Supplemental cash flow information:
Income taxes refunded	$606	$741	$3,314
Interest paid, net of amounts capitalized	$6,246	$1,135	$454

Supplemental disclosures of noncash investing and financing activities:
Holdback of cost of businesses and assets acquired	$106	$4,565	$—
Purchases of property and equipment included in accounts payable	$1,057	$—	$—
Escrow related to assets disposed	$1,100	$—	$—
Long-term note receivable from sale of Life Uniform	$—	$3,014	$—
Capital lease obligations for new equipment	$—	$830	$—

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

Fiscal years 2005, 2004 and 2003 ended January 28, 2006, January 29, 2005 and January 31, 2004, respectively. Fiscal years 2005 and 2004 consisted of 52 weeks with 13 weeks in each quarter; fiscal year 2003 consisted of 53 weeks with 14 weeks in the fourth quarter.

Nature of Operations

The Company provides textile rental and linen management services principally to healthcare institutions, and to a limited extent to hotels, motels and restaurants, in or near major metropolitan areas in the United States. Until July 31, 2004, the Company also operated the Life Uniform national chain of retail healthcare uniform and shoe stores primarily for nurses and other healthcare professionals with a fully-integrated catalogue and e-commerce operation. As discussed in Note 6, the Life Uniform segment is reported as discontinued operations for all periods presented in this report.

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

Restated Consolidated Statements of Cash Flow

Subsequent to the issuance of its consolidated financial statements for the years ended January 29, 2005, management of the Company determined that the cash flows associated with discontinued operations should not have been presented as a single line item within the Consolidated Statements of Cash Flows. As a result, during fiscal 2005, the Company changed the presentation of cash flows from discontinued operations to present separate disclosure of the cash flows from operating, investing, and financing activities.

Use of Estimates

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates by management in determining the Company’s assets, liabilities, revenues and expenses. Actual results may vary from these estimates.

Cash Equivalents

The Company considers short-term, highly-liquid investments (securities with an original maturity date of less than three months) as cash equivalents.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

Receivables, net

Receivables are stated at their net realizable value. The Company provides a reserve for doubtful accounts that is based upon historical collection information, specific reserves for known troubled accounts, and other currently available information. At January 28, 2006 and January 29, 2005, the reserve for doubtful accounts was $994,000 and $510,000, respectively.

Linens in Service

Linens in service are stated at depreciated cost and amortized over an expected useful life of sixty weeks.

Property and Equipment

Property and equipment are stated at cost. Renewals and betterments are capitalized, while maintenance and repairs that do not improve efficiency or extend economic life are expensed as incurred. Property and equipment are depreciated over their expected useful lives (buildings and improvements – 10 to 40 years; machinery and equipment – three to 20 years). Depreciation is computed on the straight-line method. Leasehold improvements are amortized using the straight-line method over the lesser of their useful lives or lease terms. Amortization of assets recorded under capital lease obligations is included in depreciation expense.

Long-Lived Assets

The Company considers the possible impairment of long-lived assets, excluding goodwill, in its laundry service centers whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically (no less than annually) assesses the carrying value of its long-lived assets by reviewing current and projected cash flows, and recognizes impairment losses if it is determined that the carrying values are not recoverable.

Goodwill

Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill recorded as of June 30, 2001 was no longer amortized effective in fiscal 2002. Annually the Company tests goodwill for impairment as of the end of the third quarter using a fair-value based analysis.

Other Acquired Assets

Other acquired assets, consisting of customer contracts and non-competition agreements, are being amortized on the straight-line basis generally over periods of three to fifteen years.

Self-Insurance Programs

The Company is self-insured up to certain levels for workers’ compensation, general liability and vehicle liability coverage after February 1, 1999. Provision for losses relating to these programs are recorded based on estimates for claims incurred using actuarial analyses. The estimated liabilities for these programs recorded in other accrued liabilities were $20,482,000 and $15,749,000 at January 28, 2006 and January 29, 2005, respectively. In addition, the Company is primarily self-insured for non-union employee medical coverage. The liability is determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. The amounts included in other accrued liabilities for this liability at January 28, 2006 and January 29, 2005 were $1,272,000 and $846,000, respectively.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which utilizes the asset and liability method. Under this method, deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

Stock-Based Compensation Plans

The Company applies the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related interpretations to account for its employee stock option plans. As a consequence, compensation expense is not recorded by the Company for the issuance of stock options. Effective in the first quarter of fiscal 2006, the Company will be required to recognize compensation expense associated with its stock options issued, in accordance with new accounting pronouncement SFAS No. 123 (revised 2004) discussed below.

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

Derivative Financial Instruments

The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. This statement generally requires recognition of all derivatives on the balance sheet at fair value and recognition of the resulting gains or losses as adjustments to earnings or other comprehensive income, and establishes criteria for designation and effectiveness of hedging relationships. The Company enters into derivative contracts to manage its exposure to interest rate risk and natural gas price fluctuations. The Company does not hold any derivative financial instruments for trading or speculative purposes.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” SFAS No. 153 amends APB No. 29 to eliminate the exception to fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of SFAS No. 153 had no impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB No. 25 and its related implementation guidance. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values and eliminates the alternative method of accounting for employee share-based payments previously available under APB No. 25. Historically, the Company has elected to follow the guidance of APB No. 25 which allowed companies to use the intrinsic value method of accounting to value their share-based payment transactions with employees. Based on this method, the Company did not recognize compensation expense in its consolidated financial statements for stock options granted as the exercise price of the stock options granted was equal to or greater than the fair market value of the underlying common stock on the date of the grant. SFAS No. 123(R) requires measurement of the cost of share-based payment transactions with employees at the fair value of the award on the grant date and recognition of expense over the required service or vesting period. The provisions of this statement are required to be adopted by the Company beginning in the first quarter of fiscal 2006. The impact of adoption of this statement on the Company’s net income in future periods will include the remaining amortization of the fair value of existing unamortized stock options currently disclosed as pro-forma expense in Note 2, and is contingent upon the number of future options granted and the selection between acceptable valuation methodologies for valuing future option awards. The Company will adopt this statement using the modified prospective application method in the first quarter of fiscal 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

In October 2005, the FASB issued Staff Position FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FAS 123(R)” (“FSP 123(R)-2”). FSP 123(R)-2 provides guidance on the application of grant date as defined in SFAS No. 123(R). In accordance with this standard a grant date of an award exists if a) the award is a unilateral grant and b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The Company will adopt this standard when it adopts FAS 123(R) beginning in the first quarter of fiscal 2006 and the Company does not expect it will have a material impact on its consolidated financial statements.

In November 2005, the FASB issued Staff Position FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). FSP 123(R)-3 provides that companies may elect to use a specified “short cut” method to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting the accounting requirements of SFAS 123(R), which is referred to as the APIC pool, assuming the company had been following the recognition provisions prescribed by SFAS 123. The “short cut” method is available to any company regardless of whether the company adopts SFAS 123(R) using the modified prospective application or the modified retrospective application transition method or whether the company has the ability to calculate the APIC pool in accordance with the guidance in SFAS 123(R). FSP 123(R)-3 is effective immediately when a company transitions to the accounting requirements of SFAS 123(R). In accordance with FSP 123(R)-3, the Company will not determine whether it will elect to use the “short cut” method to calculate the APIC pool until such time that it becomes required.

In December 2004, the FASB issued FASB Staff Position No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” which provides guidance on applying SFAS No. 109, “Accounting for Income Taxes,” to the tax deduction on qualified production activities provided under the American Jobs Creation Act of 2004. The provisions of FSP No. 109-1 had no impact on the Company’s consolidated financial statements.

In February 2005, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (“EITF 03-13”). EITF 03-13 gives guidance on how to evaluate whether the operations and cash flows of a disposed operation have been or will be eliminated from ongoing operations and the types of continuing involvement that constitute significant continuing involvement in the operations of the disposed operation. EITF 03-13 is effective for fiscal years beginning after December 15, 2004. The Company has applied the provisions of EITF 03-13 in determining its discontinued operations presentation as of January 28, 2006.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which addresses certain aspects of SFAS No. 143, “Accounting for Asset Retirement Obligations.” The interpretation clarifies the timing of liability recognition for legal obligations associated with the retirement of a conditional asset. Interpretation No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of Interpretation No. 47 had no impact on the Company’s consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

2. STOCK-BASED COMPENSATION PLANS

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company has various stock option and stock bonus plans that provide for the granting of incentive stock options, non-qualified stock options, restricted stock and performance awards to certain employees and directors. A total of 2,075,000 shares have been authorized to be issued under all such plans. Options and awards have been granted at or above the fair market value at the date of grant, although certain plans allow for awards to be granted at a price below fair market value. Options vest over four years except for those granted in fiscal 2004 and 2005 which vest in six months, and are exercisable not less than six months nor more than 10 years after the date of grant. As of January 17, 2006, the Board of Directors approved the accelerated vesting of 64,334 unvested stock options due to the fact that the exercise price of these options was greater than the market price of the underlying stock on the date of modification. Approximately $173,000 and $43,000 of compensation expense will be avoided in fiscal years 2006 and 2007, respectively, due to the accelerated vesting of these options.

As permitted by SFAS No. 123, the Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock and performance-based awards, as to which the amounts charged to income in fiscal years 2005, 2004 and 2003 totaled $667,000, $664,000 and $733,000, respectively. During the year ended January 28, 2006, 99,650 shares of restricted stock were granted with a weighted-average share price of $28.10.

A summary of the status of the Company’s stock option plans for fiscal years 2005, 2004 and 2003 and changes during the years then ended is presented in the table below:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	877,225	$19.07	977,625	$16.92	861,300	$14.35
Granted	106,500	28.31	97,500	32.88	301,000	22.05
Exercised	(155,800)	11.12	(141,275)	13.73	(112,675)	10.94
Lapsed	(14,250)	20.88	(56,625)	19.01	(72,000)	16.98

Outstanding at end of year	813,675	$21.77	877,225	$19.07	977,625	$16.92

Options exercisable at year end	790,100	$21.92	581,283	$17.28	489,350	$15.42

Options available for future grants	329,111		404,161		198,245

Weighted average fair value for options granted during the year	$6.94		$6.66		$4.71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in fiscal 2005, 2004 and 2003, respectively: risk-free interest rates of 4.0%, 4.3% and 4.1%; expected dividend yields of 3.8%, 3.9% and 4.2%; volatilities of 31.4%, 31.3% and 31.0%; and expected lives of nine to 10 years in all periods.

The following table summarizes information about stock options outstanding at January 28, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$5.00 - $10.00	51,000	4.3	$7.45	51,000	$7.45
$10.01 - $15.00	77,275	4.3	12.36	77,275	12.36
$15.01 - $20.00	261,100	6.8	18.37	237,525	18.56
$20.01 - $25.00	172,300	2.5	22.77	172,300	22.77
$25.01 - $30.00	150,000	8.8	28.68	150,000	28.68
$30.01 - $35.00	102,000	9.0	32.88	102,000	32.88

	813,675			790,100

Had compensation expense for stock-based compensation plans for 2005, 2004 and 2003 been determined consistent with SFAS No. 123, the Company’s net income and earnings per share would approximate the following pro forma amounts:

(Dollars in thousands, except per share amounts)	2005	2004	2003

Net income:
As reported	$248	$6,361	$9,203
Add: stock-based employee compensation expense included in net income, net of tax	411	581	528
Deduct: stock-based employee compensation expense determined under fair-value based method for all awards, net of tax	(1,603)	(1,376)	(1,065)

Pro forma net (loss) income	$(944)	$5,566	$8,666

Basic earnings (loss) per share:
As reported	$0.03	$0.71	$1.04
Pro forma	(0.10)	0.62	0.98
Diluted earnings (loss) per share:
As reported	$0.03	$0.70	$1.03
Pro forma	(0.10)	0.61	0.97

The effect of the application of SFAS No. 123 in this disclosure is not necessarily indicative of the pro forma effect on net income in future years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

3. ACQUISITIONS

On March 21, 2005, the Company acquired one hundred percent of the issued and outstanding shares of common stock and warrants of Royal Institutional Services, Inc. and its affiliate, The Surgi-Pack Corporation (together, “Royal”). The total purchase price of $45,179,000 was paid in cash, plus an additional $713,000 of related acquisition costs, and was funded through long-term borrowings (see Note 9).

Royal is the largest healthcare linen services company in New England, providing full linen management services to the healthcare industry in a manner consistent with the Company’s core business. With annual revenues of approximately $45,000,000, the Royal acquisition strengthens the Company’s market position in this region of the country. The results of operations of Royal have been included in the Company’s consolidated financial statements since the date of acquisition. Aggregate assets acquired and liabilities assumed was as follows:

Condensed Balance Sheet
Linens in Service	$4,205,000
Accounts Receivable	3,868,000
Prepaid Expenses and Deposits	110,000
Property and Equipment	3,489,000
Customer Contracts	13,196,000
Restrictive Covenants	6,879,000
Goodwill	18,808,000
Accrued Expenses	(4,663,000)

Net Assets Acquired	$45,892,000

As shown above, the acquired intangible assets totaled $38,883,000 for customer contracts, restrictive covenants, and goodwill. Customer contracts and restrictive covenants will be amortized over 15 years and 10 years, respectively. The excess of the purchase price over the fair value of the net assets acquired increased goodwill by $18,808,000 of which the entire amount is expected to provide an income tax benefit.

During fiscal 2004, the Company acquired the following businesses (“2004 Acquisitions”) for a total cost of $66,237,000 which was paid primarily in cash:

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

The assets acquired in the 2004 Acquisitions included accounts receivable, linens in service, and property and equipment. The intangible assets acquired totaled $43,262,000. Approximately $19,243,000 was assigned to customer contracts and is being amortized over 15 years. The restrictive covenants related to these transactions totaled $2,373,000 and were for either a three or five year term. The weighted average useful life assigned to these intangible assets was 13.9 years. The excess of the purchase price over the fair value of the net assets

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

acquired increased goodwill by $21,646,000 of which the entire amount is expected to provide an income tax benefit. These acquired businesses are primarily engaged in providing linen management services to the healthcare industry in a manner consistent with the Company’s core business. Each entity strengthens the Company’s market position in the respective region of the country. The results of operations of the above acquired companies have been included in the Company’s consolidated financial statements since the dates of acquisition.

During fiscal year 2003, the Company acquired the operations of the National Linen laundry plant based in Safety Harbor, Florida for $12,335,000. The assets acquired included accounts receivable, linens in service, and property and equipment. The intangible assets acquired totaled $7,130,000. Approximately $1,244,000 was assigned to customer contracts and is being amortized over 10 years. The restrictive covenants totaled $200,000 and are being amortized over five years. The weighted average useful life of these intangible assets was 9.3 years. The excess of the purchase price over the fair value of the net assets acquired increased goodwill by $5,686,000, all of which is expected to provide an income tax benefit. The acquired business services the Tampa Bay area with healthcare linen management services. The results of operations of this acquisition have been included in the Company’s consolidated financial statements since the date of acquisition (December 2003).

The unaudited pro forma consolidated textile service revenues for fiscal years 2005 and 2004 as though the Royal acquisition and the 2004 Acquisitions had occurred at the beginning of each year totaled $425,148,000 and $418,996,000, respectively. The unaudited pro forma consolidated income from continuing operations would have been $2,168,000 or $0.23 per diluted share for fiscal 2005 and $13,398,000 or $1.47 per diluted share for fiscal 2004. These pro forma amounts are not necessarily indicative of the results of operations that would have occurred had the purchases been made at the beginning of each year.

4. NON-OPERATING INCOME, NET

In fiscal 2005, the Company recorded non-operating income of $1,613,000, which included $360,000 from the second cash distribution received in connection with the liquidation of the parent company of an issuer of life insurance policies owned by the Company following its demutualization in 2000. These distributions did not affect the life insurance policies or their cash surrender value. The Company does not anticipate any further significant distributions from this liquidation. In addition, the Company recognized a gain totaling $432,000 from the death benefit of a Company-owned life insurance policy.

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

In fiscal 2003, the Company recorded non-operating income of $2,297,000, which included a cash distribution of $1,857,000 received in connection with the demutualization of the parent company of an issuer of life insurance policies owned by the Company. This distribution did not affect the life insurance policies owned by the Company or their cash surrender value.

Non-operating income, net, also includes interest earned on invested cash balances and notes receivable of $769,000, $352,000, and $112,000 for fiscal 2005, 2004, and 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

5. INCOME TAXES

The provision for income taxes from continuing operations consisted of the following:

(Dollars in thousands)	2005	2004	2003

Current:
Federal	$—	$388	$842
State	—	293	(150)
Foreign	—	—	(63)
Deferred:
Federal	(360)	2,309	3,716
State	(1,231)	(550)	11

	$(1,591)	$2,440	$4,356

Reconciliation between the statutory income tax rate and effective tax rate from continuing operations is summarized below:

	2005	2004	2003

Statutory rate	34.0%	34.0%	34.0%
State tax, net of federal benefit	(38.3)	2.1	2.8
Effect of permanent items:
Cash surrender value and insurance benefits, net of expense	(85.7)	(5.2)	(3.2)
Meals and entertainment	12.0	0.5	0.4
Tax contingency adjustment	0.0	(6.2)	0.0
Valuation allowance	16.5	0.0	0.0
Other	3.5	(0.8)	(0.8)
Effect of tax credits from employment programs	(160.6)	(5.9)	(5.1)

	(218.6)%	18.5%	28.1%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

Significant components of deferred tax assets and liabilities were as follows:

(Dollars in thousands)	January 28, 2006	January 29, 2005

Deferred tax assets:
Deferred compensation	$5,720	$5,188
Insurance reserves not yet deductible	9,314	6,611
Customer contracts	1,877	1,745
Net operating loss and tax credit carryforwards	20,615	13,326
Valuation allowance	(120)	—
Other	4,410	4,070

	41,816	30,940

Deferred tax liabilities:
Property and equipment	(13,112)	(11,305)
Linens in service	(14,995)	(11,527)
Other	(1,641)	(682)

	(29,748)	(23,514)

Net deferred tax assets	$12,068	$7,426

The Company has a federal net operating loss carryforward of $29,286,000 which will expire beginning in 2025; $2,532,000 in federal tax credit carryforwards which expire at various dates beginning in 2022; $8,027,000 of state tax credit carryforwards which expire at various dates beginning in 2012 or have no expiration date; and various other tax credits and state net operating loss carryforwards.

In assessing the adequacy of the deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers projected future taxable income and tax planning strategies in making this assessment. A valuation allowance of $120,000 was recorded in fiscal 2005 to the extent that management believes that it is more likely than not that the benefit will not be realized.

Management has established accruals for tax contingencies for exposures associated with tax deductions and return filing positions which may be challenged. The ultimate disposition of any of these items is not expected to have a material impact on the Company’s financial condition but may be material to the period of resolution. The tax contingency accruals are reviewed quarterly and adjusted as necessary in light of changing circumstances. In fiscal 2004 the Company recognized an $800,000 reduction in these reserves based on the completion of tax audits in the United States and Canada. In fiscal 2005 management determined an additional $184,000 contingency reserve was required related to discontinued operations.

In fiscal 2005, the Company recorded a tax benefit from discontinued operations of $617,000, or 22.9% of pretax income. This consists of a federal benefit of 34.0%; a state benefit of 6.5%; tax expense from other items of 1.2%, related to current year discontinued operations plus tax expense at 16.4% related to additional tax impact of prior year discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

6. DISCONTINUED OPERATIONS

On September 2, 2005, the Company sold customer contracts serviced by its Columbia, Illinois facility and certain other assets related to the servicing of those contracts for $1,392,000 in cash. The Columbia facility, which primarily served the St. Louis market area, had been unprofitable for several periods and in fiscal 2005 suffered the loss of a major customer. Due to the limited potential to improve the profitability of the facility, combined with its relative geographic isolation from the Company’s other facilities, the decision was made to exit the St. Louis market, sell its customer contracts and related assets, and pursue a sale of the idle facility.

In the third quarter of 2005, the Company recorded both a goodwill writeoff of $860,000 associated with the business of the Columbia facility and an asset impairment charge of $751,000 related to the facility’s real estate and personal property. In January 2006, the real estate and personal property were sold for approximately $1,480,000 in cash, resulting in an additional asset impairment charge of $38,000. In connection with the sale of the Columbia facility’s assets, the Company recorded an after tax loss on disposal of $344,000 for the full year of 2005.

During fiscal 2005, the Company recognized $441,000 in expense related to additional tax impact for the sale of the retail business segment (discussed below) and other discontinued operations. This amount is included in the Consolidated Statements of Income as net loss from disposal of discontinued operations.

In accordance with SFAS No. 144, the assets held for sale, cash flows, results of operations and loss on disposal of the Columbia facility are segregated and reported as discontinued operations for all periods presented in this report. As of January 28, 2006, there were no remaining assets of the Columbia facility that were held for sale. As of January 29, 2005, total assets of the Columbia facility held for sale were $3,617,000, consisting mainly of linens in service of $1,186,000 and property and equipment of $2,299,000. Operating results for the Columbia facility are included in the Consolidated Statements of Income in net loss from discontinued operations for all periods presented. The loss from operations in fiscal 2005 includes $543,000 in employee termination expenses. Results for the Columbia facility are as follows:

(Dollars in thousands)	2005	2004	2003

Textile service revenues	$5,058	$8,040	$8,180

Loss before income taxes	$(2,121)	$(637)	$(229)
Income tax benefit	835	261	95

Net loss	$(1,286)	$(376)	$(134)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

In accordance with SFAS No. 144, the financial position, cash flows, results of operations and loss on disposal of the Life Uniform segment are segregated and reported as discontinued operations for all periods presented in this report. Operating results for the Life Uniform segment are included in the Consolidated Statements of Income as net loss from discontinued operations for all periods presented. Results for the discontinued Life Uniform segment are as follows:

(Dollars in thousands)	2004	2003

Net retail sales	$38,786	$82,777

Loss before income taxes	$(1,735)	$(2,683)
Income tax benefit	742	857

Net loss	$(993)	$(1,826)

The pretax loss from discontinued operations in fiscal 2004 includes $1,499,000 of lease termination costs related to the retail stores retained and closed by the Company.

Due to continuing same-store sales declines and operating losses of certain retail stores in the Life Uniform segment, the Company performed a review of the recoverability of long-lived assets of these stores in the fourth quarter of fiscal 2003, in accordance with SFAS No. 144. As a result of that review, the Company recorded an impairment loss of $1,320,000 included in pretax loss from discontinued operations in fiscal 2003 to write down the carrying values of long-lived assets, consisting of leasehold improvements and store fixtures, to their estimated fair values for these underperforming retail stores. In estimating future cash flows used to test the recoverability of these long-lived assets, the Company considered the likelihood of possible outcomes associated with alternative courses of action, including the sale or closing of these stores. Fair value of the long-lived assets was determined based on the present value of the projected future cash flows for each store.

Prior to fiscal year 2003, the Company recorded restructuring charges related to the closing of 27 related stores and the liquidation of non-healthcare inventory in the Life Uniform segment. In fiscal 2003, a total of $419,000 was charged to the restructuring reserve, including $412,000 for lease termination costs paid. In fiscal 2004, the amount of the reserve utilized for lease termination costs paid was $371,000. In addition, in fiscal 2004 and 2003, the Company reversed $434,000 and $39,000 of the original restructuring charge, respectively, due to favorable terminations of store leases. As of January 29, 2005, all lease termination costs for the closed stores had been paid and there is no reserve remaining. Activities related to the Life Uniform restructuring charge are reflected in results of discontinued operations for all periods presented in this report.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

7. EARNINGS PER SHARE

The following table reconciles weighted average shares outstanding to amounts used to calculate basic and diluted earnings per share for fiscal years 2005, 2004 and 2003:

(Dollars and shares in thousands)	2005	2004	2003

Net income available to Common shareholders:
Income from continuing operations	$2,319	$10,748	$11,163
Loss from discontinued operations, net of tax	(1,286)	(1,369)	(1,960)
Loss on disposal of discontinued operations, net of tax	(785)	(3,018)	—

Net income	$248	$6,361	$9,203

Weighted average shares:
Average shares outstanding	9,096	8,919	8,823
Effect of dilutive securities	179	206	135

Average shares outstanding, adjusted for dilutive effects	9,275	9,125	8,958

Earnings (loss) per share - basic:
Income from continuing operations	$0.26	$1.20	$1.26
Loss from discontinued operations	(0.14)	(0.15)	(0.22)
Loss on disposal of discontinued operations	(0.09)	(0.34)	—

Net income	$0.03	$0.71	$1.04

Earnings (loss) per share - diluted:
Income from continuing operations	$0.25	$1.18	$1.25
Loss from discontinued operations	(0.14)	(0.15)	(0.22)
Loss on disposal of discontinued operations	(0.08)	(0.33)	—

Net income	$0.03	$0.70	$1.03

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

8. GOODWILL AND OTHER ACQUIRED ASSETS

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company performed its annual goodwill impairment test at the end of the third quarters of fiscal 2005, 2004 and 2003 which resulted in no indication of impairment. The Company acquired goodwill from business combinations in fiscal 2005 and fiscal 2004 of $18,847,000 and $21,662,000, respectively. During fiscal 2005, the Company acquired customer contracts of various laundry businesses valued at $14,699,000, with a weighted average amortization period of 14.8 years, and non-compete covenants with a value of $7,079,000 and a weighted average amortization period of 9.8 years. During fiscal 2004, the Company acquired customer contracts of various laundry businesses valued at $19,637,000, with a weighted average amortization period of 14.8 years, and non-compete covenants with a value of $2,410,000 and a weighted average amortization period of 4.7 years. Other acquired assets consisted of the following (dollars in thousands):

	January 28, 2006			January 29, 2005
	Gross Carrying Amount	Accumulated Amortization	Other Acquired Assets, net	Gross Carrying Amount	Accumulated Amortization	Other Acquired Assets, net

Customer contracts	$42,094	$(8,290)	$33,804	$27,395	$(5,511)	$21,884
Non-compete covenants	11,089	(2,423)	8,666	4,010	(1,166)	2,844

Other acquired assets	$53,183	$(10,713)	$42,470	$31,405	$(6,677)	$24,728

Aggregate amortization expense for fiscal years 2005, 2004 and 2003 amounted to $4,036,000, $906,000 and $528,000, respectively. Other acquired assets are scheduled to be fully amortized by fiscal year 2020 with corresponding annual amortization expense estimated for each of the next five fiscal years as follows (dollars in thousands):

2006	$4,294
2007	4,192
2008	3,839
2009	3,530
2010	3,064

9. LONG-TERM DEBT

The following table summarizes information with respect to long-term debt for fiscal 2005 and 2004:

(Dollars in thousands)	January 28, 2006	January 29, 2005

Note to banks due November 30, 2010	$85,000	$67,400
Other long-term debt including obligations under capital leases	415	830

	85,415	68,230
Less - current maturities	319	419

	$85,096	$67,811

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

The Company refinanced its existing debt in the second quarter of fiscal 2002 with a $70,000,000 revolving credit facility. The term of the credit facility was three years with two optional one-year extensions. Amounts borrowed under the credit facility in excess of the $10,000,000 covered by the interest rate swap, discussed in Note 11, bear interest at a rate equal to either (i) LIBOR plus a margin, or (ii) a Base Rate, defined as the higher of either (a) the Federal Funds Rate plus .50% or (b) the Prime Rate. The margin for the LIBOR rate option is based on the Company’s ratio of “Funded Debt” to “EBITDA,” as each is defined in the loan agreement. In connection with the refinancing, the Company paid debt issuance costs totaling $794,000 that are being amortized over the term of the loan.

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

On January 27, 2005, the Company amended and restated the terms of the credit facility. Under the terms of the amendment, a $50,000,000 term loan and an accordion feature which allows the Company to seek an increase in the facility of an additional $25,000,000 were added to the facility. In addition, the due date of the credit facility was extended until January 27, 2010. In connection with this amendment, the Company incurred fees of $259,000 in fiscal 2004 which are being amortized over the term of the loan.

On March 21, 2005, the Company borrowed the entire amount of the term loan of $50,000,000. The proceeds of the term loan were used to fund the acquisition of Royal (See Note 3), and reduce the revolving loan borrowings under the credit facility.

On July 29, 2005, the Company amended the terms of the credit facility to increase the maximum ratio of “Funded Debt” to “EBITDA” covenant to no more than 4.0 to 1. At the time of this amendment, the Company provided its lenders with a first lien on all personal and intangible property, excluding cash surrender value of life insurance, and agreed to pledge certain real estate as additional security. In connection with this amendment, the Company incurred fees of $395,000 which are being amortized over the life of the loan.

On November 30, 2005, the Company amended the terms of the credit facility to increase the revolving loan amount from $100,000,000 to $150,000,000, to repay and eliminate the $50,000,000 term loan and to extend the due date to November 30, 2010. In connection with this amendment, the maximum margin related to the LIBOR interest rate option under the credit facility increased from 2.50% to 2.75%. The Company incurred fees of $1,052,000 in fiscal 2005 which are being amortized over the term of the loan.

As of January 28, 2006, there was $85,000,000 of outstanding debt under the credit facility, secured by a first lien on all equipment, inventory, and accounts receivable, and certain real estate. Of this amount, $10,000,000 bears interest at a fixed rate of 3.58% pursuant to the interest rate swap agreement plus the LIBOR margin under the credit facility, which was 2.75% as of January 28, 2006. The remaining debt of $75,000,000 bore interest at 7.25%, the Prime Rate, as of January 28, 2006. Furthermore, the Company had $13,604,000 outstanding in irrevocable letters of credit as of January 28, 2006, which reduced the amount available to borrow under the line of credit to $22,303,000. These letters of credit are primarily issued to insurance carriers to secure the Company’s ability to pay its self-insured workers’ compensation liabilities. They automatically renew annually and may be amended from time to time based on collateral requirements of the carriers. The Company pays a fee on the outstanding letters of credit and unused funds based on the ratio of “Funded Debt” to “EBITDA” described above. As of January 28, 2006, the fee on the outstanding letters of credit and unused funds was 2.75% and 0.375%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

The Company is subject to certain financial covenants under its loan agreement. One of these covenants requires that the Company maintain a minimum consolidated net worth of $120,920,000 plus an aggregate amount equal to 50% of quarterly net income beginning with the fourth quarter of fiscal 2005 (with no reduction for net losses), and an asset coverage ratio of 1 to 1. Other covenants require the Company to maintain a minimum ratio of “EBITDA” to “fixed charges” of no less than 1.05 to 1, increasing to 1.15 to 1 effective October 31, 2006, and a maximum ratio of “Funded Debt” to “EBITDA” of no more than 4.0 to 1, decreasing to 3.5 to 1 effective January 31, 2010. The Company is in compliance with these loan covenants as of January 28, 2006.

As of January 28, 2006, there was $29,177,000 of life insurance policy loans outstanding. The loans bear interest at a fixed rate of 8.0% or variable rates ranging from 5.3% to 6.32%. The proceeds upon surrender of the policies will be reduced by the amount of any loans outstanding, unless repaid by the Company prior to that time. The total amount borrowed is netted against cash surrender value of life insurance in the Consolidated Balance Sheet as of January 28, 2006.

The estimated fair value of the Company’s debt at January 28, 2006 and January 29, 2005 approximates book value since the interest rates on nearly all of the outstanding borrowings approximate current market rates.

Future minimum payments under long-term capital leases as of January 28, 2006 are $351,000 and $99,000 in fiscal years 2006 and 2007, respectively, including imputed interest payments of $32,000 and $3,000, respectively. All of the note to banks outstanding as of January 28, 2006 matures in fiscal 2010.

10. RETIREMENT BENEFITS

The Company has a non-contributory defined benefit pension plan covering primarily all salaried and hourly administrative non-union personnel who had met participation requirements prior to September 1, 2004. The benefit formula is based on years of service and compensation during employment. The funding policy of the pension plan is in accordance with the requirements of the Employee Retirement Income Security Act of 1974. The Company amended the pension plan, effective September 1, 2004, to freeze participation in the plan. No employee shall become a participant in the pension plan on or after that date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

The Company expects to contribute $1,302,000 to the pension plan in fiscal 2006. The funded status of the plan, the net pension liability at January 1, 2006 and January 1, 2005, and the net pension expense for 2005, 2004 and 2003 were as follows:

(Dollars in thousands)	January 1, 2006	January 1, 2005

Change in benefit obligation:
Benefit obligation at beginning of year	$22,643	$22,792
Service cost	421	526
Interest cost	1,259	1,269
Actuarial loss	420	110
Effect of curtailment - Life Uniform participants (Note 6)	—	(387)
Benefits paid	(1,529)	(1,667)

Benefit obligation at end of year	$23,214	$22,643

Change in plan assets:
Fair value of plan assets at beginning of year	$16,648	$16,856
Contributions	508	510
Actual gain on plan assets	490	949
Benefits paid	(1,529)	(1,667)

Fair value of plan assets at end of year	$16,117	$16,648

Net pension liability:
Funded status	$(7,097)	$(5,995)
Unrecognized actuarial loss	4,550	3,298
Unrecognized prior service cost	—	19
Contribution made after measurement date (January 1)	115	—

Net pension liability at end of year	$(2,432)	$(2,678)

Minimum pension liability:
Accumulated benefit obligation	$(21,993)	$(21,387)
Fair value of plan assets	16,117	16,648
Contribution made after measurement date (January 1)	115	—

Minimum pension liability at end of year	$(5,761)	$(4,739)

Amounts recognized in the Consolidated Balance Sheets:
Accrued benefit liability	$(5,761)	$(4,739)
Intangible asset	—	19
Accumulated other comprehensive loss	3,329	2,042

Net liability recognized	$(2,432)	$(2,678)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

(Dollars in thousands)	2005	2004	2003

Pension expense:
Service cost	$421	$526	$539
Interest cost	1,259	1,269	1,247
Expected return on plan assets	(1,322)	(1,406)	(1,423)
Plan curtailment (Note 6)	—	38	—
Amortization of prior service cost	19	20	20
Recognized actuarial loss	—	95	132

Net pension expense	$377	$542	$515

	2005	2004	2003

Actuarial assumptions used in determining projected benefit obligation:
Discount rate	5.50%	5.75%	5.75%
Rate of compensation increase	4.75%	5.00%	5.00%
Actuarial assumptions used in determining net pension expense:
Discount rate	5.75%	5.75%	6.25%
Expected return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	5.00%	5.00%	5.00%

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

The allocation of plan assets held as of January 1, 2006 and 2005, by asset category, was as follows:

	January 1, 2006	January 1, 2005

Cash and cash equivalents	3%	2%
Equity securities	53%	56%
Fixed-income securities	44%	42%

	100%	100%

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

The estimated benefits expected to be paid in future years for the defined benefit plan, reflective of expected future employee service, are as follows (dollars in thousands):

Year	Expected Benefit Payments

2006	$1,421
2007	1,642
2008	2,001
2009	2,060
2010	2,068
2011-2015	12,006

The Company’s 401(k) retirement savings plan provides retirement benefits to eligible employees in addition to those provided by the defined benefit pension plan. The plan permits participants to voluntarily defer up to 20% of their compensation, subject to Internal Revenue Code limitations. The Company contributes a percentage of the employee’s deferrals to the account of each eligible employee. On January 1, 2005, the Company also began contributing 0.5% of the employee’s annual earnings to the 401(k) account of each eligible employee. The cost to the Company for this plan was $908,000, $383,000 and $550,000, for fiscal years 2005, 2004 and 2003, respectively.

The Company maintains a voluntary deferred compensation plan providing retirement benefits to certain employees and directors in return for deferral of compensation payments. The amount of the retirement benefit is determined based on the amount of compensation deferred and is payable over 15 years following retirement. In addition, the Company maintains a supplemental retirement benefit plan for selected employees. The benefit amount is determined as a percentage of final average compensation, as defined, and is generally payable over 10 years beginning at age 65. The liability recorded in deferred compensation and pension liabilities for retirement obligations related to the deferred compensation and supplemental retirement plans as of January 28, 2006 and January 29, 2005 was $11,901,000 and $12,593,000, respectively. The Company has funded these liabilities through the purchase of company-owned life insurance policies on plan participants.

The Company generally does not provide retirees with post-retirement benefits other than pensions.

11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company entered into an interest rate swap agreement with one of its lenders effective September 9, 2002. The swap agreement fixes the variable portion of the interest rate (excluding a margin) at 3.58% on $10,000,000 of the outstanding debt under the revolving line of credit until termination on May 30, 2007. The Company has elected to apply cash flow hedge accounting for the interest rate swap agreement in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, the derivative is recorded as an asset or liability at its fair value and the effective portion of changes in the fair value of the derivative, as measured quarterly, is reported in accumulated other comprehensive income. The gain on the derivative included in accumulated other comprehensive loss in the years ended January 28, 2006, January 29, 2005 and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

January 31, 2004 amounted to $110,000, $156,000 and $5,000, respectively, net of tax. The Company has recorded a long-term asset (liability) of $165,000 and ($9,000) for the fair value of the derivative as of January 28, 2006 and January 29, 2005, respectively.

At the end of the third quarter of fiscal 2005, the Company entered into natural gas futures contracts to fix the price for a portion of its future purchases of natural gas and reduce its exposure to volatility in the cost of natural gas consumed by its service centers due to fluctuations in the price on the New York Mercantile Exchange (NYMEX). These futures contracts combined are expected to hedge approximately 55% of the Company’s total requirements for natural gas (measured at current usage rates) for 2006 and 2007 fiscal years, and approximately 36% and 15% of the Company’s natural gas requirements, respectively, in 2008 and 2009. The weighted-average cost of natural gas under these contracts is $9.85 per decatherm. The Company has elected to apply cash flow hedge accounting for a portion of these derivatives in accordance with SFAS No. 133. Accordingly, the net loss on the derivatives included in accumulated other comprehensive loss for the year ended January 28, 2006 amounted to $607,000, net of tax. The change in fair market value of a portion of the derivatives not considered as a cash flow hedge for accounting purposes was included in non-operating income for the year ended January 28, 2006, and amounted to a loss of $120,000. The Company has recorded a current liability of $914,000 and a long-term liability of $340,000 for the fair value of the derivatives as of January 28, 2006. The Company estimates that $754,000 of unrealized losses included in accumulated other comprehensive loss before taxes as of January 28, 2006 will be reclassified to cost of textile services within the next 12 months as natural gas is purchased for consumption in the service centers.

In addition to the futures contracts, the Company has existing contracts as of January 28, 2006 for the physical delivery of natural gas that fix the NYMEX cost of gas for approximately 4% of its estimated natural gas purchase requirements in the next 12 months, and that fix the basis cost of gas for approximately 64% of its estimated natural gas purchase requirements in the next 12 months. Although these contracts are considered derivative instruments, they meet the normal purchases exclusion contained in SFAS No. 133, as amended by SFAS No. 138, ‘‘Accounting for Certain Derivative Instruments and Certain Hedging Activities,’’ and SFAS No. 149, ‘‘Amendment of Statement 133 on Derivative Instruments and Hedging Activities,’’ and are therefore exempted from the related accounting requirements.

12. PREFERRED STOCK

The Company has two classes of authorized Preferred Stock: Class A, $1 stated value per share, authorized in the amount of 100,000 shares; and Class B, authorized in the amount of 2,500,000 shares. As of January 28, 2006 and January 29, 2005, no shares of Class A or Class B were outstanding.

13. SHAREHOLDER RIGHTS PLAN

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows:

	Fair Value of Interest Rate Swap	Fair Value of Natural Gas Derivative	Minimum Pension Liability Adjustment	Other	Accumulated Other Comprehensive Loss

Balance, January 26, 2003	$(170)	$—	$(341)	$—	$(511)
Minimum pension liability adjustment	—	—	(861)	—	(861)
Unrealized losses deferred during the year	(233)	—	—	—	(233)
Realized losses reclassified to net income during the year	241	—	—	—	241
Other changes	—	—	—	6	6
Tax benefit (provision)	(3)	—	301	(2)	296

Balance, January 31, 2004	(165)	—	(901)	4	(1,062)
Minimum pension liability adjustment	—	—	(656)	—	(656)
Unrealized losses deferred during the year	(92)	—	—	—	(92)
Realized losses reclassified to net income during the year	329	—	—	—	329
Other changes	—	—	—	(6)	(6)
Tax benefit (provision)	(81)	—	229	2	150

Balance, January 29, 2005	(9)	—	(1,328)	—	(1,337)
Minimum pension liability adjustment	—	—	(1,287)	—	(1,287)
Unrealized gains (losses) deferred during the year	156	(988)	—	—	(832)
Realized losses reclassified to net income during the year	23	—	—	—	23
Tax benefit (provision)	(69)	381	568	—	880

Balance, January 28, 2006	$101	$(607)	$(2,047)	$—	$(2,553)

15. COMMITMENTS AND CONTINGENCIES

Future minimum payments by year and in the aggregate under operating leases with initial or remaining terms of one year or more consisted of the following at January 28, 2006:

(Dollars in thousands)	Minimum Payments

2006	$6,727
2007	5,719
2008	4,800
2009	3,654
2010	2,745
Later years	10,257

Total minimum lease payments	$33,902

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

Rental expense of continuing operations for all operating leases for fiscal years 2005, 2004 and 2003 was $11,612,000, $7,078,000 and $6,887,000, respectively.

Prior to the sale of Life Uniform, the Company was a guarantor under certain Life Uniform store lease agreements. These guarantees obligated the Company to make all payments due under the leases until their expiration in the event of default of Life Uniform. In connection with the sale of Life Uniform, the Company requested consents, as required, from landlords to assign the store leases to Healthcare Uniform Company. As a condition to such consents, certain landlords required that the Company continue as a guarantor of the leases. Under the Company’s agreement with Healthcare Uniform Company, these guarantees will only extend until the end of each lease’s current term. As of January 28, 2006, the Company is secondarily obligated as a guarantor for 69 store lease agreements and the estimated maximum potential amount of future payments the Company could be required to make under these guarantees is $11,600,000. Although these guarantees expire at various dates through fiscal year 2014, approximately 71% of the estimated maximum potential future payments expires by the end of fiscal year 2008.

The Company has provided certain indemnities to the buyer in connection with the sale of Life Uniform. Although indemnification claims are generally subject to an aggregate limit of $6,000,000, the Company believes the likelihood of making any payments for indemnification claims is remote and has reserved accordingly.

In connection with the March 2005 Royal acquisition (see Note 3), a portion of the purchase price was placed into escrow, with payment to the sellers contingent upon the occurrence of certain events as specified in the purchase agreement. As of January 28, 2006, $3,500,000 remained in escrow. Of this amount, $1,000,000 is due the sellers in March 2015 upon compliance with the restrictive covenants. The sellers are also scheduled to receive $1,000,000 each March 2006 and March 2007 absent indemnification claims, and $500,000 upon the renewal of a major customer contract set to expire in 2006. Subsequent to year end, $950,000 was paid out of escrow for the scheduled March 2006 indemnification claim payment, with $50,000 remaining in escrow for a potential claim. Also, in March 2006, the major customer contract was renewed and $416,000 was paid out of escrow to the sellers, with the remaining $84,000 being reimbursed to the Company for expenses incurred to renew the contract.

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

The Company faces a possible exposure to outstanding workers’ compensation claims incurred prior to fiscal 1999 that were sold to a former insurance carrier, in addition to exposure for deposits with that carrier for claims incurred in fiscal years 1999, 2000 and 2001 that have not yet been resolved and for claims in excess of the deductible for fiscal years 1999, 2000, 2001 and 2002. This carrier is experiencing financial difficulties and may be unable to fulfill its obligation to pay these claims, which could have a material unfavorable impact on the Company’s results of operations and financial condition if it is forced to assume these liabilities. The Company estimates its possible exposure from these outstanding claims and deposits to be approximately $1,300,000 as of January 28, 2006.

The Company faces some risk and uncertainty to its business operations related to the status of labor relations at its service centers. Approximately 80% of the Company’s workforce is represented by one of several unions. At twelve of the Company’s 31 service centers, collective bargaining agreements covering production employees are scheduled to expire in fiscal 2006, or expired during fiscal 2005 and are currently being negotiated. Those contracts apply to approximately 38% of the Company’s workforce. In addition, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

Company is negotiating initial collective bargaining agreements at seven service centers that were organized in the last half of fiscal 2005. Any work interruptions or stoppages that may result from the inability to reach ratified agreements at any, some or all of these locations could have a material adverse impact on the Company’s results of operations and financial condition.

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

16. UNAUDITED QUARTERLY FINANCIAL DATA

Unaudited quarterly results for 2005 and 2004 are shown below:

Fiscal 2005 Quarter Ended (Dollars in thousands, except per share amounts)	April 30	July 30	October 29	January 28

Textile service revenues:
As previously reported	$102,580	$107,240
Less discontinued operations	2,099	2,022

	$100,481	$105,218	$107,582	$105,076

Gross profit:
As previously reported	$15,534	$13,562
Less discontinued operations	(1)	(97)

	$15,535	$13,659	$13,752	$11,111

Income from operations:
As previously reported	$2,008	$211
Less discontinued operations	(163)	(260)

	$2,171	$471	$2,087	$1,584

Income (loss) from continuing operations:
As previously reported	$1,020	$(934)
Less discontinued operations	(119)	(211)

	$1,139	$(723)	$811	$1,092

Net income (loss)	$1,020	$(934)	$(381)	$543

Income (loss) from continuing operations
Basic earnings (loss) per share*	$0.13	$(0.08)	$0.09	$0.12
Diluted earnings (loss) per share*	$0.12	$(0.08)	$0.09	$0.12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

Fiscal 2004 Quarter Ended (Dollars in thousands, except per share amounts)	May 1	July 31	October 30	January 29

Textile service revenues:
As previously reported	$77,730	$77,864		$81,743
Less discontinued operations	1,970	1,998		2,001

	$75,760	$75,866	$76,666	$79,742

Gross profit:
As previously reported	$12,167	$12,510		$11,138
Less discontinued operations	82	55		(35)

	$12,085	$12,455	$13,056	$11,173

Income from operations:
As previously reported	$1,733	$3,731		$2,642
Less discontinued operations	(92)	(123)		(230)

	$1,825	$3,854	$3,334	$2,872

Income from continuing operations:
As previously reported	$2,523	$2,771		$2,403
Less discontinued operations	(70)	(93)		(56)

	$2,593	$2,864	$2,832	$2,459

Net income	$131	$1,520	$1,606	$3,104

Income from continuing operations
Basic earnings per share*	$0.29	$0.32	$0.32	$0.28
Diluted earnings per share*	$0.28	$0.31	$0.31	$0.27

*	Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total earnings per share for the year.

During the third quarter of fiscal 2005, the Company determined that the Columbia facility should be accounted for as a discontinued operation (see Note 6). As a result, the financial data previously reported for the first and second quarters of fiscal years 2005 and 2004, and for the fourth quarter of fiscal year 2004 has been adjusted for the discontinued operation as reflected in the above table. Amounts reported for the third quarter of fiscal years 2005 and 2004 were adjusted for discontinued operations in the Company’s Form 10-Q for the third quarter and nine months ended October 29, 2005.

Schedule II

ANGELICA CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended January 28, 2006

Reserve for doubtful accounts – deducted from receivables in the consolidated balance sheets (dollars in thousands):

Year	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance at End of Period

Year ended January 28, 2006	$510	$1,107	$623	$994

Year ended January 29, 2005	843	2	335	510

Year ended January 31, 2004	674	370	201	843

(1)	Doubtful accounts written off against reserve provided, net of recoveries.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGELICA CORPORATION (Registrant)
By: /s/ Stephen M. O’Hara Stephen M. O’Hara Chairman and Chief Executive Officer

Date: April 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/ Stephen M. O’Hara	By: /s/ James W. Shaffer
Stephen M. O’Hara	James W. Shaffer
Chairman and Chief	Vice President and Chief
Executive Officer	Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)
(Principal Accounting Officer)

Don W. Hubble *
Don W. Hubble
Director

Ronald J. Kruszewski *	Susan S. Elliott *
(Ronald J. Kruszewski)	(Susan S. Elliott)
Director	Director

Ronald N. Riner *	Charles W. Mueller *
(Ronald N. Riner)	(Charles W. Mueller)
Director	Director

Kelvin R. Westbrook *	William A. Peck *
(Kelvin R. Westbrook)	(William A. Peck)
Director	Director

*By his signature below, Stephen M. O’Hara has signed this Form 10-K on behalf of each person named above whose name is followed by an asterisk, pursuant to power of attorney filed with this Form 10-K.

/s/ Stephen M. O’Hara Stephen M. O’Hara, as attorney-in-fact

Date: April 13, 2006

EXHIBIT INDEX

Exhibit Number	Description

*Asterisk indicates exhibits filed herewith.
**Incorporated by reference from the document listed.

3.1	Restated Articles of Incorporation of the Company, as currently in effect. Filed as Exhibit 3.1 to the Form 10-K for the fiscal year ended January 26, 1991.**

3.2	Current By-Laws of the Company, as amended and restated.*

4.1	Shareholder Rights Plan dated August 25, 1998. Filed as Exhibit 1 to Registration Statement on Form 8-A on August 28, 1998.**

10.1	Second Amended and Restated Loan Agreement dated November 30, 2005, among Angelica Corporation, LaSalle Bank National Association, as Administrative Agent, and LaSalle and other Lenders. Filed as Exhibit 99 to a Form 8-K filed on December 5, 2005.**

10.2	Angelica Corporation 2004 Equity Incentive Plan for Non-Employee Directors (as amended April 4, 2006).*

10.3	Amended form of Restricted Stock Agreement under the 1999 Performance Plan.*

10.4	Form of Restricted Stock Agreement under the 2004 Equity Incentive Plan for Non-Employee Directors. Filed as Exhibit 10.4 to the Form 10-Q for fiscal quarter ended July 31, 2004.**

10.5	Angelica Corporation 1994 Performance Plan (as amended 1/31/95). Filed as Exhibit 10.1 to the Form 10-K for fiscal year ended January 28, 1995.**

10.6	Angelica Corporation Stock Award Plan. Filed as Exhibit 10 to the Form 10-K for fiscal year ended February 1, 1992.**

10.7	Angelica Corporation Supplemental Plan restated as of September 1, 2000. Filed as Exhibit 10.6 to the Form 10-Q for fiscal quarter ended October 28, 2000. Amendment dated August 27, 2003 filed as Exhibit 10.9 to the Form 10-Q for fiscal quarter ended October 25, 2003.**

10.8	Deferred Compensation Option Plan for Selected Management Employees, filed as Exhibit 19.9 to the Form 10-K for fiscal year ended January 26, 1991. Amendment dated October 25, 1994 filed as Exhibit 10.27 to the Form 10-K for fiscal year ended January 28, 1995; and amendment dated February 25, 1997 filed as Exhibit 10.34 to the Form 10-K for fiscal year ended January 25, 1997.**

10.9	Deferred Compensation Option Plan for Directors, filed as Exhibit 19.8 to the Form 10-K for fiscal year ended January 26, 1991. Amendment dated July 28, 1992 filed as Exhibit 19.3 to the Form 10-K for fiscal year ended January 30, 1993; and amendment dated November 29, 1994 filed as Exhibit 10.24 to the Form 10-K for fiscal year ended January 28, 1995.**

10.10	Supplemental and Deferred Compensation Trust. Filed as Exhibit 19.5 to the Form 10-K for fiscal year ended February 1, 1992.**

10.11	Restated Deferred Compensation Plan for Non-Employee Directors, filed as Exhibit 10(v) to the Form 10-K for fiscal year ended January 28, 1984. Amendment No. 1 dated November 29, 1994 was filed as Exhibit 10.25 to the Form 10-K for fiscal year ended January 28, 1995.**

10.12	Angelica Corporation 1994 Non-Employee Directors Stock Plan. Filed as Appendix A to the Proxy Statement for the Annual Meeting of Shareholders held on May 23, 1995. First amendment dated January 27, 1998 was filed as Exhibit 10.35 to the Form 10-K for fiscal year ended January 31, 1998. Second Amendment dated January 27, 2004 was filed as Exhibit 10.13 to the Form 10-K for fiscal year ended January 31, 2004.**

10.13	Amended specimen form of Stock Option Agreement under the Angelica Corporation 1994 Performance Plan. Filed as Exhibit 10.7 to the Form 10-Q for fiscal quarter ended October 25, 2003.**

10.14	Amended specimen form of Stock Option Agreement under the Angelica Corporation 1999 Performance Plan. Filed as Exhibit 10.8 to the Form 10-Q for fiscal quarter ended October 25, 2003.**

10.15	Form of Indemnification Agreement between the Company and each of its directors and executive officers. Filed as Exhibit 10.22 to the Form 10-K for fiscal year ended January 30, 1999.**

10.16	Retirement Benefit Agreement between the Company and Don W. Hubble dated January 1, 1998. Filed as Exhibit 10.31 to the Form 10-K for fiscal year ended January 31, 1998.**

10.17	Retirement Transition Agreement between the Company and Don W. Hubble, dated January 28, 2004. Filed as Exhibit 10.23 to the Form 10-K for fiscal year ended January 31, 2004.**

10.18	Amended and Restated Angelica Corporation 1999 Performance Plan. Filed as Appendix B to the Proxy Statement for the Annual Meeting of Shareholders held May 25, 2004.**

10.19	Employment Agreement between the Company and Steven L. Frey, dated September 9, 2004. Filed as Exhibit 99.2 to a Form 8-K filed September 9, 2004.**

10.20	Employment Agreement between the Company and James W. Shaffer, dated September 9, 2004. Filed as Exhibit 99.3 to a Form 8-K filed September 9, 2004.**

10.21	Employment Agreement between the Company and Paul R. Anderegg, dated September 9, 2004. Filed as Exhibit 99.1 to a Form 8-K filed September 9, 2004.**

10.22	Settlement Agreement between the Company and Paul R. Anderegg, dated May 31, 2005. Filed as Exhibit 10.1 to the Form 10-Q for fiscal quarter ended July 30, 2005.**

10.23	Employment Agreement between the Company and Richard M. Fiorillo, dated November 15, 2005. Filed as Exhibit 10.2 to the Form 10-Q for fiscal quarter ended October 29, 2005 (filed on December 8, 2005).**

10.24	Employment Agreement between the Company and Stephen M. O’Hara, dated September 15, 2003. Filed as Exhibit 10.1 to the Form 10-Q for fiscal quarter ended October 25, 2003.**

10.25	Restricted Stock Agreement between the Company and Stephen M. O’Hara, dated September 15, 2003. Filed as Exhibit 10.2 to the Form 10-Q for fiscal quarter ended October 25, 2003.**

10.26	Non-Qualified Stock Option Agreement between the Company and Stephen M. O’Hara, dated September 15, 2003 (100,000 shares at $19.66 exercise price). Filed as Exhibit 10.3 to the Form 10-Q for fiscal quarter ended October 25, 2003.**

10.27	Non-Qualified Stock Option Agreement between the Company and Stephen M. O’Hara, dated September 15, 2003 (50,000 shares at $25.00 exercise price). Filed as Exhibit 10.4 to the Form 10-Q for fiscal quarter ended October 25, 2003.**

10.28	Non-Qualified Stock Option Agreement between the Company and Stephen M. O’Hara, dated September 15, 2003 (50,000 shares at $30.00 exercise price). Filed as Exhibit 10.5 to the Form 10-Q for fiscal quarter ended October 25, 2003.**

10.29	Amended and Restated Non-Qualified Stock Option Agreement between the Company and Stephen M. O’Hara dated January 27, 2005 (50,000 shares at $30.00 exercise price). Filed as Exhibit 10.31 to the Form 10-K for fiscal year ended January 29, 2005.**

10.30	Employment Agreement between the Company and David A. Van Vliet, dated June 1, 2005. Filed as Exhibit 10.1 to a Form 8-K filed June 6, 2005.**

10.31	Non-Qualified Stock Option Agreement between the Company and David A.Van Vliet, dated June 6, 2005 (50,000 shares at $27.00 exercise price). Filed as Exhibit 10.2 to the Form 10-Q for fiscal quarter ended April 30, 2005 (filed on June 9, 2005).**

10.32	Non-Qualified Stock Option Agreement between the Company and David A. Van Vliet, dated June 6, 2005 (25,000 shares at $28.35 exercise price). Filed as Exhibit 10.3 to the Form 10-Q for fiscal quarter ended April 30, 2005 (filed on June 9, 2005).**

10.33	Non-Qualified Stock Option Agreement between the Company and David A. Van Vliet, dated June 6, 2005 (25,000 shares at $29.70 exercise price). Filed as Exhibit 10.4 to the Form 10-Q for fiscal quarter ended April 30, 2005 (filed on June 9, 2005).**

10.34	Restricted Stock Agreement between the Company and David A. Van Vliet, dated June 6, 2005. Filed as Exhibit 10.5 to the Form 10-Q for fiscal quarter ended April 30, 2005 (filed on June 9, 2005).**

10.35	Three order agreements for natural gas with Sempra Energy Solutions entered into on October 21 and October 25, 2005. Reported on a Form 8-K filed on October 26, 2005.**

10.36	Memorandum of Settlement dated June 14, 2005, including the related Employee Free Choice Agreement and National Labor Peace Agreement, of even date therewith filed as Exhibits A and B thereto, by and between the Company and UNITE HERE. Filed as Exhibit 10.1 to a Form 8-K filed on June 15, 2005.**

21	Subsidiaries of the Company.*

23	Consent of Independent Registered Public Accounting Firm.*

24.1	Power of Attorney submitted by Susan S. Elliott, Don W. Hubble, Ronald J. Kruszewski, Charles W. Mueller, William A. Peck, Ronald N. Riner and Kelvin R. Westbrook.*

24.2	Certified copy of Board Resolution authorizing Form 10-K filing utilizing power of attorney.*

31.1	Section 302 Certification of Chief Executive Officer.*

31.2	Section 302 Certification of Chief Financial Officer.*

32.1	Section 906 Certification of Chief Executive Officer.*

32.2	Section 906 Certification of Chief Financial Officer.*

The Company will furnish to any record or beneficial shareholder requesting a copy of this Annual Report on Form 10-K a copy of any exhibit indicated in the above list as filed with this Annual Report on Form 10-K upon payment to it of its reasonable expenses in furnishing such exhibit.