Form 10-Q
period 2006-04-29
ANGELICA CORP /NEW/
filed 2006-06-08
CIK 6571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended	Commission File
April 29, 2006	Number 1-5674

ANGELICA CORPORATION
(Exact name of Registrant as specified in its charter)

MISSOURI	43-0905260
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

424 South Woods Mill Road
CHESTERFIELD, MISSOURI	63017
(Address of principal executive offices)	(Zip Code)

(314) 854-3800
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No ___

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer _     Accelerated filer _X_ Non-accelerated filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No _X_

The number of shares outstanding of Registrant's Common Stock, par value $1.00 per share, at June 1, 2006 was 9,431,341 shares.

ANGELICA CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

APRIL 29, 2006 FORM 10-Q QUARTERLY REPORT

CONSOLIDATED STATEMENTS OF INCOME
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands, except per share amounts)

	First Quarter Ended

	April 29, 2006	April 30, 2005
Continuing Operations:
Textile service revenues	$107,006	$100,481
Cost of textile services	(92,265)	(84,946)
Gross profit	14,741	15,535
Selling, general and administrative expenses	(14,412)	(12,513)
Amortization of other acquired assets	(1,080)	(799)
Other operating income (expense), net	551	(52)
(Loss) income from operations	(200)	2,171
Interest expense	(2,220)	(1,150)
Non-operating (expense) income, net	(56)	539
(Loss) income from continuing operations
before income taxes	(2,476)	1,560
Income tax benefit (provision)	977	(421)
(Loss) income from continuing operations	(1,499)	1,139

Discontinued Operations:
Loss from discontinued operations, net of
tax benefit of $0 and $44	-	(119)
Net (loss) income	$(1,499)	$1,020

Basic (loss) earnings per share:
(Loss) income from continuing operations	$(0.16)	$0.13
Loss from discontinued operations	-	(0.02)
Net (loss) income	$(0.16)	$0.11

Diluted (loss) earnings per share:
(Loss) income from continuing operations	$(0.16)	$0.12
Loss from discontinued operations	-	(0.01)
Net (loss) income	$(0.16)	$0.11

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)

	April 29,	January 28,
	2006	2006
ASSETS
Current Assets:
Cash and cash equivalents	$3,780	$4,377
Receivables, less reserves of $1,484 and $994	57,326	58,151
Linens in service	46,075	43,785
Prepaid expenses and other current assets	3,573	3,602
Total Current Assets	110,754	109,915
Property and Equipment	204,594	202,927
Less -- accumulated depreciation	100,309	96,634
Total Property and Equipment	104,285	106,293

Other:
Goodwill	49,259	49,259
Other acquired assets	41,337	42,470
Cash surrender value of life insurance	2,254	1,941
Deferred income taxes	16,355	15,389
Miscellaneous	6,167	6,161
Total Other Assets	115,372	115,220
Total Assets	$330,411	$331,428

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$299	$319
Accounts payable	34,582	37,229
Accrued wages and other compensation	7,029	7,037
Deferred compensation and pension liabilities	2,977	2,977
Deferred income taxes	3,105	3,321
Other accrued liabilities	33,227	30,535
Total Current Liabilities	81,219	81,418
Long-Term Debt, less current maturities	86,930	85,096
Other Long-Term Liabilities	15,186	15,366

Shareholders' Equity:
Common Stock, $1 par value, authorized 20,000,000
shares, issued: 9,478,587 and 9,471,538 shares	9,478	9,472
Capital surplus	7,961	7,189
Retained earnings	138,272	140,805
Accumulated other comprehensive loss	(2,882)	(2,553)
Unamortized restricted stock	(4,161)	(2,841)
Common Stock in treasury, at cost: 68,744 and 169,415 shares	(1,592)	(2,524)
Total Shareholders' Equity	147,076	149,548
Total Liabilities and Shareholders' Equity	$330,411	$331,428

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)

	First Quarter Ended

	April 29, 2006	April 30, 2005

Cash Flows from Operating Activities:
(Loss) income from continuing operations	$(1,499)	$1,139
Non-cash items included in (loss) income from continuing operations:
Depreciation	3,697	3,690
Amortization	1,400	1,127
Deferred income taxes	(977)	1,558
Cash surrender value of life insurance	(321)	(168)
(Gain) loss on sale of assets	(551)	61
Change in working capital components of continuing
operations, net of businesses acquired/disposed of	(1,402)	(4,745)
Other, net	(10)	(202)
Net cash provided by operating activities of
continuing operations	337	2,460

Cash Flows from Investing Activities:
Expenditures for property and equipment, net	(2,735)	(4,081)
Cost of businesses and assets acquired	-	(49,491)
Disposals of assets	853	26
Life insurance premiums paid, net	382	(149)
Net cash used in investing activities of continuing operations	(1,500)	(53,695)

Cash Flows from Financing Activities:
Repayments of long-term debt	(26,686)	(41,705)
Borrowings of long-term debt	28,500	76,100
Borrowings from life insurance policy loans	-	19,474
Debt issuance costs	(17)	(44)
Dividends paid	(1,034)	(1,009)
Exercise of stock options	82	488
Net cash provided by financing activities of
continuing operations	845	53,304

Cash Flows from Discontinued Operations:
(Restated - See Note 1)
Operating cash flows	(279)	(247)
Investing cash flows	-	(260)

Net (decrease) increase in cash and cash equivalents	(597)	1,562
Balance at beginning of year	4,377	926
Balance at end of period	$3,780	$2,488

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FIRST QUARTER ENDED APRIL 29, 2006
AND APRIL 30, 2005

Note 1. Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited, and these consolidated statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 (fiscal 2005). It is management’s opinion that all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results during the interim period have been included. All significant intercompany accounts and transactions have been eliminated. The results of operations and cash flows for the first quarter ended April 29, 2006 are not necessarily indicative of the results that will be achieved for the full fiscal year 2006.

Subsequent to the issuance of its unaudited consolidated financial statements for the quarter ended April 30, 2005, management of the Company determined that the cash flows associated with discontinued operations should not have been presented as a single line item within the Consolidated Statements of Cash Flows. As a result, in the fourth quarter of fiscal 2005, the Company changed the presentation of cash flows from discontinued operations to present separate disclosure of the cash flows from operating, investing, and financing activities.

Note 2. Stock-Based Compensation

The Company has various stock option and stock bonus plans that provide for the granting of incentive stock options, non-qualified stock options, restricted stock and performance awards to certain employees and directors. A total of 1,975,000 shares have been authorized to be issued under all such plans. Options and awards have been granted at or above the fair market value at the date of grant, although certain plans allow for awards to be granted at a price below fair market value. Options vest over four years except for those granted in fiscal 2004 and 2005 which vest in six months, and are exercisable not less than six months or more than 10 years after the date of grant. Restricted shares granted to non-employee directors generally vest over one to three years. Restricted shares granted to employees generally represent performance-contingent awards that vest at the end of three years upon the attainment of certain earnings performance goals.

Effective January 29, 2006, the first day of fiscal 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (SFAS 123(R)) using the modified prospective method of adoption, which does not require restatement of prior periods. Under the modified prospective method, the Company is required to record compensation cost for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption, net of an estimate of expected forfeitures. Under SFAS 123(R), compensation cost is based on the estimated fair values of stock options and restricted stock determined on the date of grant and is recognized over the related vesting period. For performance-contingent restricted stock, if it is determined that the performance contingency will not be satisfied, any previously recognized compensation cost is reversed in the period such determination is made. As of January 17, 2006, the Board of Directors approved the accelerated vesting of 64,334 unvested stock options. The exercise price of these options was greater than the market price of the underlying stock on the date of modification. By accelerating the vesting of these options, approximately $173,000 and $43,000 of compensation expense will be avoided in fiscal years 2006 and 2007, respectively.  The adoption of SFAS No. 123(R) did not have a material impact on the consolidated financial statements.

The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant. Restricted stock activity for the quarter ended April 29, 2006 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 29, 2006	141,972	$25.64
Granted	109,042	16.75
Vested	(1,642)	26.26
Forfeited	(7,911)	25.94
Nonvested at April 29, 2006	241,461	$21.61

The Company estimates the fair value of its option awards on the date of grant using the Black-Scholes option pricing model. No options were granted in the quarter ended April 29, 2006. For the quarter ended April 28, 2005, the Company granted 6,000 options with a weighted average fair value of $6.94, using the Black-Scholes model and the following assumptions: risk-free interest rate of 4.04%; expected dividend yield of 3.8%; volatility of 31.4% and expected lives of nine to ten years. The risk-free interest rate was based on external data while all other assumptions were determined based on the Company’s historical experience with stock options. Activity in the Company’s stock option plans for the quarter ended April 29, 2006 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 29, 2006	813,675	$21.77	6.1
Granted	-	-
Exercised	(8,000)	11.38
Forfeited	(11,450)	27.65
Expired	(125,000)	20.42
Options outstanding at April 29, 2006	669,225	$22.04	6.9	$1,542,000

Options exercisable at April 29, 2006	647,100	$22.23	6.9	$1,458,000

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the first quarters of 2006 and 2005 were as follows:
	First Quarter Ended
	April 29,	April 30,
	2006	2005
Proceeds from stock options exercised	$91,000	$633,000
Tax benefits related to stock options exercised	$-	$300,000
Intrinsic value of stock options exercised	$70,000	$779,000

The Company did not realize a tax benefit related to the exercise of stock options in the first quarter of fiscal 2006 as there was no taxable income for the benefit to offset.

Prior to March 24, 2006, the Company generally issued shares from treasury stock to satisfy restricted stock awards and stock option exercises. Effective on this date, the Company began issuing new shares to satisfy such awards and exercises.

Total compensation expense charged to income for all stock option and stock bonus plans during the quarter ended April 29, 2006 was $229,000 (net of $144,000 related income tax benefit). During the quarter ended April 30, 2005, the Company recognized $243,000 of expense for restricted stock and performance-based awards, net of $90,000 related income tax benefit. The total compensation cost related to nonvested stock options and awards not yet recognized is currently expected to be a combined total of approximately $2,915,000. This cost is expected to be recognized over a weighted average period of 2.5 years. Substantially all of the Company’s current quarter and expected future stock-based compensation expense is related to restricted stock awards.

Prior to the adoption of SFAS 123(R), the Company measured compensation expense for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and followed the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” Accordingly, no compensation expense was recognized for stock-based compensation plans other than for restricted stock and performance-based awards. Had compensation expense for stock-based compensation plans for the first quarter ended April 30, 2005 been determined consistent with SFAS No. 123, the Company’s net income and earnings per share would approximate the following pro forma amounts:

First Quarter Ended
April 30,
(Dollars in thousands, except per share amounts)	2005
Net income:
As reported	$1,020
Add: stock-based employee compensation expense
included in net income, net of tax	243
Deduct: stock-based employee compensation
expense determined under fair-value based
method for all awards, net of tax	(562)
Pro forma net income	$701

Basic earnings per share:
As reported	$0.11
Pro forma	0.08

Diluted earnings per share:
As reported	$0.11
Pro forma	0.08

Note 3. Acquisitions

On March 21, 2005, the Company acquired one hundred percent of the issued and outstanding shares of common stock and warrants of Royal Institutional Services, Inc. and its affiliate, The Surgi-Pack Corporation (together “Royal”). The total purchase price of $45,179,000 was paid in cash, plus an additional $713,000 of related acquisition costs, and was funded through long-term borrowings. The net assets acquired consisted primarily of working capital, leasehold interests in two operating facilities and the related equipment, customer contracts and goodwill.

The results of operations of Royal are included in the Company’s Consolidated Statement of Income for the first quarter ended April 30, 2005 since the date of acquisition on March 21, 2005. Unaudited pro forma consolidated textile service revenues for the first quarter ended April 30, 2005, assuming the Royal acquisition had been completed as of the beginning of the period, totaled $107,272,000, and unaudited pro forma consolidated income from continuing operations amounted to $1,047,000 or $0.11 per diluted share. These pro forma amounts are not necessarily indicative of the consolidated results of operations that would have occurred had this acquisition been made at the beginning of the 2005 first quarter.

Note 4. Non-Operating (Expense) Income, Net

In the first quarter of fiscal 2006, the Company recorded non-operating expense of $56,000 which included a $281,000 loss related to a natural gas derivative (see Note 11) offset primarily by interest income.

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

Non-operating (expense) income, net, also includes interest earned on invested cash balances and notes receivable.

Note 5. Income Taxes

The Company recorded a tax benefit of $725,000 from continuing operations for the first quarter ended April 29, 2006, based upon the Company’s estimated effective tax rate of 29.3% for the year, in addition to a tax benefit of $252,000 from federal and state tax credits. The effective tax rate of 29.3% on income from continuing operations for the first quarter ended April 29, 2006, reflects the statutory tax rate adjusted for permanent items and state tax benefits, as applicable.

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

The Company has a federal net operating loss carryover of $29,286,000 which will expire beginning in 2025; $2,532,000 in federal tax credit carryover which expires at various dates beginning in 2022; $8,027,000 of state tax credit carryover which expires at various dates beginning in 2012 or have no expiration date; and various other charitable contribution carryovers, tax credits and state net operating loss carryovers.

In assessing the adequacy of the deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers projected future taxable income and tax planning strategies in making this assessment.

Note 6. Commitments and Contingencies

Prior to its sale of the Life Uniform retail business segment to Healthcare Uniform Company, Inc. in fiscal 2004, the Company was a guarantor under certain Life Uniform store lease agreements. These guarantees obligated the Company to make all payments due under the leases until their expiration in the event of default of Life Uniform. In connection with the sale of Life Uniform, the Company requested consents, as required, from landlords to assign the store leases to Healthcare Uniform Company. As a condition to such consents, certain landlords required that the Company continue as a guarantor of the leases. Under the Company’s agreement with Healthcare Uniform Company, these guarantees will only extend until the end of each lease’s then current term. As of April 29, 2006, the Company is secondarily obligated as a guarantor for 67 store lease agreements and the estimated maximum potential amount of future payments the Company could be required to make under these guarantees is $10,900,000. Although these guarantees expire at various dates through fiscal year 2014, approximately 68% of the estimated maximum potential future payments expires by the end of fiscal year 2008.

The Company has provided certain indemnities to the buyer in connection with the sale of Life Uniform. Although indemnification claims are generally subject to an aggregate limit of $6,000,000, the Company believes the likelihood of making any payments for indemnification claims is remote and has reserved accordingly.

In connection with the March 2005 Royal acquisition (see Note 3), a portion of the purchase price was placed into escrow, with payment to the sellers contingent upon the occurrence of certain events as specified in the purchase agreement. As of April 29, 2006, $2,050,000 remained in escrow. Of this amount, $1,000,000 is due the sellers in March 2015 upon compliance with the restrictive covenants. The sellers are also scheduled to receive $1,000,000 in March 2007 absent indemnification claims. The remaining $50,000 relates to the March 2006 general indemnification payment which is being held in escrow pending a potential indemnification claim.

The Company faces a possible exposure to outstanding workers’ compensation claims incurred prior to fiscal 1999 that were sold to a former insurance carrier, in addition to exposure for deposits with that carrier for claims incurred in fiscal years 1999, 2000 and 2001 that have not yet been resolved and for claims in excess of the deductible for fiscal years 1999, 2000, 2001 and 2002. This carrier is experiencing financial difficulties and may be unable to fulfill its obligation to pay these claims, which could have a material unfavorable impact on the Company’s results of operations and financial condition if it is forced to assume these liabilities. The Company estimates its possible exposure from these outstanding claims and deposits to be approximately $1,250,000 as of April 29, 2006.

The Company faces some significant risk and uncertainty to its business operations related to the status of labor relations at its service centers. Approximately 80% of the Company’s workforce is represented by one of several unions. In May 2006, the Company and UNITE HERE reached agreement on collective bargaining agreements covering service centers in Colton and San Diego, California, and covering several service centers in the Los Angeles, California area. In addition, the Company and UNITE HERE have reached agreement on collective bargaining agreements at seven service centers that were organized in the last half of fiscal 2005; these agreements were ratified by the membership and are expected to be finalized in the second quarter of fiscal 2006. Collectively, these new agreements apply to approximately 30% of the Company’s workforce. At five other service centers, collective bargaining agreements covering production employees are scheduled to expire in mid- to late fiscal 2006. These contracts apply to approximately 22% of the Company’s workforce. Any work interruptions or stoppages that may result from the inability to reach ratified agreements at any, some or all of these locations could have a material adverse impact on the Company’s results of operations and financial condition.

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

Note 7. Discontinued Operations

During the third quarter of fiscal 2005, the Company made the decision to close its Columbia, Illinois service center and exit the St. Louis market. The service center’s customer contracts, personal property and real estate were sold prior to the end of fiscal 2005. The results of operations and cash flows for the service center are segregated and reported as discontinued operations for all periods presented in this report.

Note 8. (Loss) Earnings Per Share

Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of shares of Common Stock outstanding during the period. Diluted (loss) earnings per share is computed by dividing net income by the weighted average number of Common and Common equivalent shares outstanding.

The following table reconciles weighted average shares outstanding to amounts used to calculate basic and diluted (loss) earnings per share for the first quarter ended April 29, 2006 and April 30, 2005 (shares in thousands):

	First Quarter Ended
	April 29, 2006	April 30, 2005
Weighted Average Shares:
Average shares outstanding	9,164	9,032
Effect of dilutive securities	-	279
Average shares outstanding,
adjusted for dilutive effects	9,164	9,311

Potentially dilutive securities of 48,000 shares were not included in the calculation of weighted average shares outstanding for the quarter ended April 29, 2006 as their effect is antidilutive on loss per share for the period.

Note 9. Goodwill and Other Acquired Assets

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets,” the Company performed its annual goodwill impairment test at the end of the third quarter of fiscal 2005 which resulted in no indication of impairment.

Other acquired assets consisted of the following (dollars in thousands):

	April 29, 2006			January 28, 2006
	Gross		Other	Gross		Other
	Carrying	Accumulated	Acquired	Carrying	Accumulated	Acquired
	Amount	Amortization	Assets, net	Amount	Amortization	Assets, net

Customer contracts	$42,041	$(9,023)	$33,018	$42,094	$(8,290)	$33,804
Non-compete covenants	11,089	(2,770)	8,319	11,089	(2,423)	8,666

Other acquired assets	$53,130	$(11,793)	$41,337	$53,183	$(10,713)	$42,470

Aggregate amortization expense for the first quarter ended April 29, 2006 and April 30, 2005 amounted to $1,080,000 and $799,000, respectively. Other acquired assets are scheduled to be fully amortized by fiscal year 2020 with corresponding annual amortization expense estimated for each of the next five fiscal years as follows (dollars in thousands):

2006	$4,292
2007	4,189
2008	3,836
2009	3,527
2010	3,061

Note 10. Long Term Debt

The Company’s long-term bank borrowings are financed through a $150,000,000 revolving credit facility that matures on November 30, 2010. Amounts borrowed under the credit facility bear interest at a floating rate equal to either (i) LIBOR plus a margin, or (ii) a Base Rate, defined as the higher of either (a) the Federal Funds Rate plus 0.50% or (b) the Prime Rate. The margin for the LIBOR rate option is based on the Company’s ratio of “Funded Debt” to “EBITDA,” as each is defined in the loan agreement, and may range from 2.0% to 2.75%. The LIBOR interest rate option may be selected for periods of 1 to 3 months, 6 months or 12 months. The Company has fixed the interest rate on $10,000,000 of the credit facility borrowings with an interest rate swap agreement that extends through May 2007.

As of April 29, 2006, there was $86,900,000 of outstanding debt under the credit facility, secured by a first lien on all equipment, inventory, and accounts receivable, and certain real estate. Of this amount, $10,000,000 bears interest at a fixed rate of 3.58% pursuant to an interest rate swap agreement plus the LIBOR margin under the credit facility, which was 2.75% as of April 29, 2006. Of the remaining debt, $70,000,000 bore interest at 5.07% under a LIBOR contract, plus a margin (2.75% as of April 29, 2006), and $6,900,000 bore interest at 7.75%, the Prime Rate, as of April 29, 2006. Furthermore, the Company had $13,540,000 outstanding in irrevocable letters of credit as of April 29, 2006, which reduced the amount available to borrow under the line of credit to $7,600,000. As of April 29, 2006, the fee on the outstanding letters of credit and unused funds was 2.75% and 0.375%, respectively.

The Company is subject to certain financial covenants under its loan agreement. One of these covenants requires that the Company maintain a minimum consolidated net worth of $120,920,000 plus an aggregate amount equal to 50% of quarterly net income beginning with the fourth quarter of fiscal 2005 (with no reduction for net losses), and an asset coverage ratio of 1 to 1. Other covenants require the Company to maintain a minimum ratio of “EBITDA” to “Fixed Charges” of no less than 1.05 to 1, increasing to 1.15 to 1 effective October 31, 2006, and a maximum ratio of “Funded Debt” to “EBITDA” of no more than 4.0 to 1, decreasing to 3.5 to 1 effective January 31, 2010. The Company was in compliance with these loan covenants as of April 29, 2006.

As of April 29, 2006, there was $29,177,000 of life insurance policy loans outstanding. The loans bear interest at a fixed rate of 8.0% or variable rates ranging from 5.3% to 5.8%. The proceeds upon surrender of the policies will be reduced by the amount of any loans outstanding, unless repaid by the Company prior to that time. The total amount borrowed is netted against cash surrender value of life insurance in the Consolidated Balance Sheet as of April 29, 2006 and January 28, 2006.

Note 11. Derivative Instruments and Hedging Activities

The Company entered into an interest rate swap agreement with one of its lenders effective September 9, 2002. The swap agreement fixes the variable portion of the interest rate (excluding a margin) at 3.58% on $10,000,000 of the outstanding debt under the revolving line of credit until termination on May 30, 2007. The Company has elected to apply cash flow hedge accounting for the interest rate swap agreement in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, the derivative is recorded as an asset or liability at its fair value and the effective portion of changes in the fair value of the derivative, as measured quarterly, is reported in accumulated other comprehensive income. The gain on the derivative included in accumulated other comprehensive loss in the first quarter ended April 29, 2006 and April 30, 2005 amounted to $7,000 and $54,000, respectively, net of tax. The Company has recorded a long-term asset of $176,000 and $165,000 for the fair value of the derivative as of April 29, 2006 and January 28, 2006, respectively.

Since October 2005, the Company has entered into natural gas futures contracts to fix the price for a portion of its future purchases of natural gas and reduce its exposure to volatility in the cost of natural gas consumed by its service centers due to fluctuations in the price on the New York Mercantile Exchange (NYMEX). These futures contracts combined are expected to hedge approximately 58% of the Company’s total requirements for natural gas (measured at current usage rates) for 2006 and 2007 fiscal years, and approximately 38% and 16% of the Company’s natural gas requirements, respectively, in 2008 and 2009. As of April 29, 2006, the weighted-average cost of natural gas under these contracts for the remainder of their term is $9.77 per decatherm. The Company has elected to apply cash flow hedge accounting for a portion of these derivatives in accordance with SFAS No. 133. Accordingly, the net loss on the derivatives included in accumulated other comprehensive loss for the quarter ended April 29, 2006, amounted to $336,000, net of tax. The change in fair market value of a portion of the derivatives not considered as a cash flow hedge for accounting purposes was included in non-operating income for the quarter ended April 29, 2006, and amounted to a loss of $281,000. The Company has recorded a current liability of $1,614,000 and $914,000 as of April 29, 2006 and January 28, 2006, respectively, and a long-term liability of $312,000 and $340,000 as of April 29, 2006 and January 28, 2006, respectively for the fair value of the derivatives. The Company estimates that $1,315,000 of unrealized losses included in accumulated other comprehensive loss before taxes as of April 29, 2006 will be reclassified to cost of textile services within the next 12 months as natural gas is purchased for consumption in the service centers.

In addition to the futures contracts, the Company has existing contracts as of April 29, 2006 for the physical delivery of natural gas that fix the NYMEX cost of gas for approximately 4% of its estimated natural gas purchase requirements in the next 12 months, and that fix the basis cost of gas for approximately 79% of its estimated natural gas purchase requirements in the next 12 months. Although these contracts are considered derivative instruments, they meet the normal purchases exclusion contained in SFAS No. 133, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” and are therefore exempted from the related accounting requirements.

Note 12. Comprehensive (Loss) Income

Comprehensive (loss) income, consisting primarily of net (loss) income and changes in the fair value of derivatives (see Note 11), net of taxes, totaled $(1,828,000) and $1,074,000 for the first quarter ended April 29, 2006 and April 30, 2005, respectively.

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

The net periodic pension expense recognized in the first quarter ended April 29, 2006 and April 30, 2005 was as follows:
	First Quarter Ended
	April 29,	April 30,
(Dollars in thousands)	2006	2005
Pension expense:
Service cost	$113	$105
Interest cost	312	317
Expected return on plan assets	(322)	(333)
Amortization of prior service cost	-	5
Recognized actuarial loss	17	-
Net periodic pension expense	$120	$94

Note 14. New Accounting Pronouncements

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its consolidated financial statements.

Note 15. Subsequent Event

Subsequent to the end of the first quarter, the Company completed the transfer of all customer accounts from its Rio Vista service center to other service centers within its Los Angeles market area. The Company is pursuing a sale of the Rio Vista real estate and does not expect to recognize any significant asset impairment or other charges related to the closing of this service center.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FIRST QUARTER ENDED APRIL 29, 2006
COMPARED WITH
FIRST QUARTER ENDED APRIL 30, 2005

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

Results of Operations

First quarter fiscal 2006 textile service revenues were $107.0 million, an increase of $6.5 million, or 6.5%, compared with the same period in fiscal 2005. Organic growth from net new business additions and price increases contributed $2.8 million of the first quarter increase, representing an organic growth rate of 3.1%. Fiscal 2005 acquisitions contributed $8.3 million of the revenue increase, offset in part by the loss of $4.6 million of revenues due to the sale of non-healthcare customer accounts in fiscal 2005.

Cost of textile services of $92.3 million in the first quarter of fiscal 2006 increased by $7.3 million, or 8.6%, from the same year ago period. The principal factor for this increase is our higher revenue level resulting from the acquisition we completed in the first quarter of fiscal 2005. Direct and indirect production labor and fringe benefit costs increased $2.7 million to 34.6% of revenues in first quarter fiscal 2006 versus 34.2% of revenues in first quarter fiscal 2005, due largely to temporary labor expenses incurred during the union strike at our Colton facility. Higher energy prices continue to impact fiscal 2006, as natural gas costs rose to 6.1% of revenues in first quarter fiscal 2006 from 4.9% of revenues in first quarter fiscal 2005, and delivery fuel increased to 2.0% of revenues in first quarter fiscal 2006 from 1.8% of revenues in first quarter fiscal 2005.

Gross margin percentage increased from 10.6% in fourth quarter fiscal 2005 to 13.8% in first quarter fiscal 2006, although it remained below the 15.5% in the year ago period for the reasons noted above.

In the first quarter fiscal 2006, selling, general and administrative expenses increased by $1.9 million over first quarter fiscal 2005 to $14.4 million, or 13.5% of revenues, compared to 12.5% of revenues a year ago. The increase in SG&A expenses as a percent of revenues resulted primarily from $0.6 million of consulting fees incurred related to our operations process improvement implementation and $0.3 million of legal expenses associated with the Board of Directors’ Special Committee. Legal fees associated with labor activity were consistent with a year ago as efforts to resolve open contracts in 13 service centers and costs associated with the Colton strike were comparable to first quarter fiscal 2005 legal costs when the Company was defending itself against a union corporate campaign. Other legal fees increased from prior year due to the Special Committee previously mentioned and costs associated with a third-party lawsuit.

Amortization expense of other acquired assets increased by $0.3 million, or 35.2%, to $1.1 million in the first quarter of fiscal 2006, reflecting the impact of intangible assets acquired during fiscal 2005.

In the first quarter fiscal 2006, we reported other operating income of $0.6 million reflecting gains from the sale of two parcels of real estate.

Interest expense in first quarter fiscal 2006 increased by $1.0 million to $2.2 million resulting from a combination of both higher interest rates and higher borrowings. Interest rates increased from an average 4.7% in first quarter fiscal 2005 to an average 7.1% in first quarter fiscal 2006. Higher average debt levels for the first quarter of 2006 reflected the impact of the March 2005 acquisition borrowings outstanding for a full quarter. At April 29, 2006, we had $86.9 million in total debt outstanding under our bank credit facility. In addition, there was $29.2 million of life insurance policy loans outstanding against the cash surrender value of life insurance policies we own. Interest from bank and insurance debt is included in our interest expense.

We recorded $0.1 million pretax non-operating expense during the first quarter of fiscal 2006 which included a $0.3 million loss related to a natural gas derivative, mostly offset by interest income. During the first quarter of fiscal 2005, we recorded pretax non-operating income of $0.5 million, due primarily to a $0.4 million distribution from the liquidation of the parent company of the issuer of life insurance policies we own.

For the first quarter of fiscal 2006, we recorded a tax benefit of $1.0 million compared to income tax expense of $0.4 million in the first quarter of fiscal 2005. The lower income tax expense in the current year quarter resulted primarily from the decline in pretax income for the first quarter of fiscal 2006.

We reported a net loss from continuing operations of $1.5 million in the first quarter of fiscal 2006 compared with income of $1.1 million in the prior year quarter. The decrease resulted from the combination of higher prices for natural gas, delivery fuel and labor that negatively impacted gross profit, higher professional fees, increased intangible amortization and higher interest expense that reflected both higher rates and acquisition borrowings. These higher expenses were partially offset by the increase in textile service revenues resulting from prior year acquisitions and current year organic growth.

Financial Condition

As of April 29, 2006, working capital totaled $29.5 million and the current ratio (i.e., the ratio of current assets to current liabilities) was 1.4 to 1, compared with $28.5 million and 1.4 to 1, respectively, at January 28, 2006. The increase in working capital reflects a $2.3 million increase in linens in service explained below.

Although receivables decreased by $0.8 million in the first quarter fiscal 2006, accounts receivable days outstanding increased slightly to 46 from 45 days sales outstanding at the end of fiscal 2005. Linens in service increased by $2.3 million as a result of a significant injection of linens into the system to increase our customer order fill rates.

Accounts payable decreased by $2.6 million as higher payable balances at the beginning of the quarter were paid down to more normal levels. The higher balances at January 28, 2006, were attributable to higher in-transit payments at January 28, 2006, yielding increased payables and increased cash, as well as the timing of certain invoices. The decline in accounts payable was offset by an increase in other accrued liabilities reflecting higher accrued interest and insurance reserves as well as changes in the fair value of our natural gas derivatives. Long-term debt of $86.9 million as of April 29, 2006 was $1.8 million greater than at January 28, 2006, reflecting additional borrowings from our credit facility. Our ratio of total debt to total capitalization as of April 29, 2006 was 37.2% compared to 36.4% as of January 28, 2006. Book value per share at the end of first quarter fiscal 2006 was $15.63, a decline from $16.08 as of January 28, 2006.

Liquidity and Capital Resources

Cash flow provided by operating activities of continuing operations decreased $2.2 million for the quarter ended April 29, 2006 compared with the same period a year ago. The current year decline resulted primarily from a pretax loss of $2.5 million in the first quarter of fiscal 2006 compared with pretax income of $1.6 million in the comparable quarter of the prior year. Partially offsetting the income decline was a favorable change in working capital components of $2.0 million, excluding income tax changes, as the prior year amount reflected a significant increase in working capital subsequent to acquisition activity in fiscal year 2004.

Cash flows from investing activities for the quarter ended April 29, 2006, included capital expenditures of $2.7 million, down from the prior year quarter as we implement best practices systemwide before expending discretionary capital expenditures. In the first quarter of fiscal 2006, we also received net proceeds of $0.8 million from the disposal of certain real estate and $0.5 million from the death benefit of a Company-owned life insurance policy, the gain on which was recognized in the fourth quarter of fiscal 2005. Cash flows from investing activities for the quarter ended April 30, 2005 included $49.5 million of cost of businesses acquired, including cash paid for Royal and the final payment of $3.6 million for the fiscal year 2004 acquisition of the Duke University Health System laundry.

Cash provided by financing activities was $0.8 million in the first quarter of fiscal 2006 reflecting additional borrowings of $1.8 million under our loan agreement. In the first quarter of fiscal 2005, cash provided by financing activities of $53.3 million reflected the net proceeds from bank debt and life insurance policy loans of $53.8 million, used primarily to fund the prior year acquisition of Royal. In addition, proceeds from stock option exercises decreased from $0.5 million in the first quarter of fiscal 2005 to $0.1 million in the first quarter of fiscal 2006.

As of April 29, 2006, there was $86.9 million outstanding debt under our credit facility. Of this amount, $10.0 million bears interest at a fixed rate of 3.58% pursuant to an interest rate swap agreement plus a margin under the credit facility (2.75% as of April 29, 2006). Of the remaining debt, $70.0 million bore interest at 5.07% under a LIBOR contract, plus a margin (2.75% at April 29, 2006), and $6.9 million bore interest at 7.75%, the Prime Rate, as of April 29, 2006.

In addition to amounts due under our loan agreement, at the end of the first quarter there was $29.2 million of life insurance policy loans outstanding. The proceeds of these loans, bearing interest at a fixed rate of 8.0% or variable rates ranging from 5.3% to 5.8%, were used to pay down our revolving line of credit in fiscal 2005. On April 29, 2006, we also had $13.5 million in irrevocable letters of credit outstanding, which reduced the amount available to borrow under the loan agreement to $7.6 million.

We are subject to certain financial covenants under our loan agreement. The covenants require us to maintain a minimum consolidated net worth of $120.9 million plus an aggregate amount equal to 50% of quarterly net income beginning with the fourth quarter of fiscal 2005 (with no reductions for net losses), and an asset coverage ratio of 1 to 1. We are also required to maintain a minimum ratio of “EBITDA” to “Fixed Charges” of no less than 1.05 to 1, increasing to 1.15 to 1 effective October 31, 2006, and a maximum ratio of “Funded Debt” to “EBITDA” of no more than 4.0 to 1, decreasing to 3.5 to 1 effective January 31, 2010. We were in compliance with these debt covenants as of April 29, 2006.

Management believes that our financial condition, operating cash flow and available sources of external funds are sufficient to satisfy our requirements for debt service, capital expenditures, dividends and working capital over the course of the next 12 months. However, if we pursue a large acquisition or are unable to achieve our forecasted operating results during the next twelve months, our forecasted cash flows could be negatively impacted requiring that we consider alternative funding sources in order to avoid violations of our loan covenants.

Recent Accounting Pronouncements

Effective January 29, 2006, the first day of fiscal 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (SFAS 123(R)) using the modified prospective method of adoption, which does not require restatement of prior periods. Under the modified prospective method, we are required to record compensation cost for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption, net of an estimate of expected forfeitures. Under SFAS 123(R), compensation cost is based on the estimated fair values of stock options and restricted stock determined on the date of grant and is recognized over the related vesting period. For performance-contingent restricted stock, if it is determined that the performance contingency will not be satisfied, any previously recognized compensation cost is reversed in the period such determination is made. As of January 17, 2006, the Board of Directors approved the accelerated vesting of 64,334 unvested stock options. The exercise price of these options was greater than the market price of the underlying stock on the date of modification. By accelerating the vesting of these options, approximately $173,000 and $43,000 of compensation expense will be avoided in fiscal years 2006 and 2007, respectively. Substantially all of the Company’s current quarter and expected future stock-based compensation expense is related to restricted stock awards. The adoption of SFAS No. 123(R) did not have a material impact on our consolidated financial statements.

FORWARD-LOOKING STATEMENTS

Any forward-looking statements made in this document reflect the Company's current views with respect to future events and financial performance and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that may cause actual results to differ materially from those set forth in these statements. These potential risks and uncertainties include, but are not limited to, competitive and general economic conditions, the ability to retain current customers and to add new customers in competitive market environments, competitive pricing in the marketplace, delays in the shipment of orders, availability of labor at appropriate rates, availability and cost of energy and water supplies, the cost of workers' compensation and healthcare benefits, the ability to attract and retain key personnel, the ability of the Company to recover its seller note and avoid future lease obligations as part of its sale of Life Uniform, the ability of the Company to execute its strategy of providing delightful service to every customer every day pursuant to its fiscal 2005 reorganization, unusual or unexpected cash needs for operations or capital transactions, the effectiveness of the Company’s initiatives to reduce key operating costs as a percent of revenues, the ability to obtain financing in required amounts and at appropriate rates and terms, the ability to identify, negotiate, fund, consummate and integrate acquisitions, and other factors which may be identified in the Company's filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to commodity price risk related to the use of natural gas in its laundry service centers. The total cost of natural gas in the first quarter ended April 29, 2006 was approximately $6.5 million. To reduce the uncertainty of fluctuating energy prices, the Company has entered into fixed-price contracts as of April 29, 2006 for approximately 65% of its estimated natural gas purchase requirements in the next 12 months. A hypothetical 10% increase in the cost of natural gas not covered by these contracts would result in a reduction of approximately $0.9 million in annual pretax earnings.

The Company is also exposed to commodity price risk resulting from the consumption of gasoline and diesel fuel for delivery trucks. The total cost of delivery fuel in the first quarter ended April 29, 2006 was approximately $2.1 million. A hypothetical 10% increase in the cost of delivery fuel would result in a decrease of approximately $0.9 million in annual pretax earnings.

The Company’s exposure to interest rate risk relates primarily to its variable-rate revolving debt agreement and life insurance policy loans. As of April 29, 2006, there was $86.9 million of outstanding debt under the credit facility, of which $10.0 million bore interest at a fixed rate of 3.58% (plus a margin) under an interest rate swap agreement entered into by the Company with one of its lenders to moderate the exposure. Amounts borrowed under the credit facility in excess of the $10.0 million covered by the interest rate swap agreement bore interest at a rate equal to either (i) LIBOR plus a margin, or (ii) a Base Rate, defined as the higher of (a) the Federal Funds Rate plus .50% or (b) the Prime Rate. The margin is based on the Company’s ratio of “Funded Debt” to “EBITDA,” as each is defined in the Loan Agreement. As of April 29, 2006, the margin was 2.75%. Of the $29.2 million in life insurance policy loans outstanding as of April 29, 2006, a total of $23.3 million of these loans bore interest at variable rates ranging from 5.3% to 5.8%. A hypothetical increase of 100 basis points in short-term interest rates applicable to the outstanding variable-rate debt not covered by the interest rate swap agreement would result in a reduction of approximately $1.0 million in annual pretax earnings.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Form 10-K for the fiscal year ended January 28, 2006, except as follows:

Our operating costs may increase or work stoppages may occur if we are unable to reach initial or renewal collective bargaining agreements with the unions representing our employees.

The two collective bargaining agreements that cover six of our service centers in Southern California, as well as the collective bargaining agreement for Colton, California, have recently been renegotiated and ratified by the represented employees. In addition, initial collective bargaining agreements for seven newly organized service centers have been negotiated and ratified by the represented employees.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to shares of our common stock that we purchased during the three fiscal months ended April 29, 2006.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs
Jan. 29, 2006 - Feb. 25, 2006	—	—	—	—
Feb. 26, 2006 - Mar. 25, 2006	—	—	—	—
Mar. 26, 2006 - Apr. 29, 2006	660	$20.805	—	—
Total	660	$20.805	—	—

(1)	The shares purchased were restricted stock withheld for the payment of withholding taxes upon vesting of restricted stock.

Item 6. Exhibits

(a)	See Exhibit Index on page 25.

Items 1, 3, 4 and 5 are not applicable for the current quarter and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Angelica Corporation
(Registrant)

Date: June 8, 2006	/s/ Stephen M. O’Hara
Stephen M. O’Hara
Chairman and
Chief Executive Officer

/s/ James W. Shaffer
James W. Shaffer
Vice President and Chief
Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

*Asterisk indicates exhibits filed herewith.
**Incorporated by reference from the document listed.

3.1	Restated Articles of Incorporation of the Company, as currently in effect. Filed as Exhibit 3.1 to the Form 10-K for the fiscal year ended January 26, 1991.**

3.2	Current By-Laws of the Company, as amended and restated.*

4.1	Shareholder Rights Plan dated August 25, 1998. Filed as Exhibit 1 to Registration Statement on Form 8-A on August 28, 1998.**

10.1	Product and Services Supply Agreement effective June 1, 2006, between the Company and Ecolab Inc. Filed as Exhibit 10.1 to the current report on Form 8-K on May 30, 2006.**

31.1	Section 302 Certification of Chief Executive Officer.*

31.2	Section 302 Certification of Chief Financial Officer.*

32.1	Section 906 Certification of Chief Executive Officer.*

32.2	Section 906 Certification of Chief Financial Officer.*