Form 10-Q
period 2006-07-29
ANGELICA CORP /NEW/
filed 2006-09-07
CIK 6571

==============================================================================
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

      For The Quarterly Period Ended                 Commission File
               July 29, 2006                          Number 1-5674


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


                               (314) 854-3800
            (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---    ---

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the
Exchange Act. Large accelerated filer      Accelerated filer  X
                                      ---                    ---
Non-accelerated filer
                      ---

Indicate by check mark whether the Registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act). Yes     No  X
                                        ---    ---

The number of shares outstanding of Registrant's Common Stock, par value $1.00 per share, at September 1, 2006 was 9,501,704 shares.

==============================================================================

                    ANGELICA CORPORATION AND SUBSIDIARIES

                              TABLE OF CONTENTS

                  JULY 29, 2006 FORM 10-Q QUARTERLY REPORT






                                                                    Page Number
                                                                    -----------
                                                                     Reference
                                                                     ---------

PART I.   FINANCIAL INFORMATION:

    Item 1.  Condensed Financial Statements:

       Consolidated Statements of Income - Second Quarter and
         First Half Ended July 29, 2006 and July 30, 2005
         (Unaudited)                                                      2

       Consolidated Balance Sheets - July 29, 2006
         and January 28, 2006 (Unaudited)                                 3

       Consolidated Statements of Cash Flows - First Half
         ended July 29, 2006 and July 30, 2005 (Unaudited)                4

       Notes to Unaudited Consolidated Financial Statements            5-16

    Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations                  17-24

    Item 3.  Quantitative and Qualitative Disclosures
       About Market Risk                                                 25

    Item 4.  Controls and Procedures                                  25-26

PART II.  OTHER INFORMATION:

    Item 6.  Exhibits                                                    27

    Signatures                                                           28


    Exhibit Index                                                        29

CONSOLIDATED STATEMENTS OF INCOME
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands, except per share amounts)

                                                               Second Quarter Ended           First Half Ended
                                                              -----------------------     -----------------------
                                                              July 29,      July 30,       July 29,      July 30,
                                                                2006          2005           2006          2005
                                                              -----------------------     -----------------------
CONTINUING OPERATIONS:
  Textile service revenues                                    $105,286      $105,218      $ 212,292      $205,699
  Cost of textile services                                     (90,161)      (91,559)      (182,426)     (176,505)
                                                              --------      --------      ---------      --------
Gross profit                                                    15,125        13,659         29,866        29,194
  Selling, general and administrative expenses                 (13,433)      (12,828)       (27,845)      (25,341)
  Amortization of other acquired assets                         (1,080)       (1,042)        (2,160)       (1,841)
  Other operating (expense) income, net                            (54)          682            497           630
                                                              --------      --------      ---------      --------
Income from operations                                             558           471            358         2,642
  Interest expense                                              (2,349)       (1,756)        (4,569)       (2,906)
  Non-operating income, net                                        438           258            382           797
                                                              --------      --------      ---------      --------
(Loss) income from continuing operations
 before income taxes                                            (1,353)       (1,027)        (3,829)          533
Income tax benefit (provision)                                     638           304          1,615          (117)
                                                              --------      --------      ---------      --------
(Loss) income from continuing operations                          (715)         (723)        (2,214)          416
                                                              --------      --------      ---------      --------

DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of
 tax benefit of $0, $49, $0 and $93                                  -          (211)             -          (330)
                                                              --------      --------      ---------      --------
Net (loss) income                                             $   (715)     $   (934)     $  (2,214)     $     86
                                                              ========      ========      =========      ========

BASIC (LOSS) EARNINGS PER SHARE:
  (Loss) income from continuing operations                    $  (0.08)     $  (0.08)     $   (0.24)     $   0.05
  Loss from discontinued operations                                  -         (0.02)             -         (0.04)
                                                              --------      --------      ---------      --------
Net (loss) income                                             $  (0.08)     $  (0.10)     $   (0.24)     $   0.01
                                                              ========      ========      =========      ========

DILUTED (LOSS) EARNINGS PER SHARE:
  (Loss) income from continuing operations                    $  (0.08)     $  (0.08)     $   (0.24)     $   0.04
  Loss from discontinued operations                                  -         (0.02)             -         (0.03)
                                                              --------      --------      ---------      --------
Net (loss) income                                             $  (0.08)     $  (0.10)     $   (0.24)     $   0.01
                                                              ========      ========      =========      ========

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)

                                                                      July 29,           January 28,
                                                                        2006                2006
                                                                      --------           -----------
ASSETS
------
Current Assets:
  Cash and cash equivalents                                           $  5,788            $  4,377
  Receivables, less reserves of $1,726 and $994                         57,214              58,151
  Linens in service                                                     46,785              43,785
  Assets held for sale                                                   4,012               1,573
  Prepaid expenses and other current assets                              1,637               2,029
                                                                      --------            --------
Total Current Assets                                                   115,436             109,915
                                                                      --------            --------

Property and Equipment                                                 199,654             202,927
Less -- accumulated depreciation                                       100,648              96,634
                                                                      --------            --------
Total Property and Equipment                                            99,006             106,293
                                                                      --------            --------

Other:
  Goodwill                                                              49,259              49,259
  Other acquired assets                                                 39,940              42,470
  Deferred income taxes                                                 17,351              15,389
  Cash surrender value of life insurance                                 1,390               1,941
  Miscellaneous                                                          6,112               6,161
                                                                      --------            --------
Total Other Assets                                                     114,052             115,220
                                                                      --------            --------
Total Assets                                                          $328,494            $331,428
                                                                      ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Current maturities of long-term debt                                   $ 246               $ 319
  Accounts payable                                                      33,627              37,229
  Accrued wages and other compensation                                   7,573               7,037
  Deferred compensation and pension liabilities                          2,977               2,977
  Deferred income taxes                                                  3,114               3,321
  Other accrued liabilities                                             33,297              30,535
                                                                      --------            --------
Total Current Liabilities                                               80,834              81,418
                                                                      --------            --------

Long-Term Debt, less current maturities                                 86,501              85,096
Other Long-Term Liabilities                                             15,984              15,366

Shareholders' Equity:
  Common Stock, $1 par value, authorized 20,000,000
   shares, issued:  9,503,413 and 9,471,538 shares                       9,503               9,472
  Capital surplus                                                        8,345               7,189
  Retained earnings                                                    136,520             140,805
  Accumulated other comprehensive loss                                  (3,457)             (2,553)
  Unamortized restricted stock                                          (3,962)             (2,841)
  Common Stock in treasury, at cost: 78,920 and 169,415 shares          (1,774)             (2,524)
                                                                      --------            --------
Total Shareholders' Equity                                             145,175             149,548
                                                                      --------            --------
Total Liabilities and Shareholders' Equity                            $328,494            $331,428
                                                                      ========            ========


The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)

                                                                                    First Half Ended
                                                                           ---------------------------------
                                                                           July 29, 2006       July 30, 2005
                                                                           -------------       -------------

Cash Flows from Operating Activities:
  (Loss) income from continuing operations                                   $ (2,214)           $    416
  Non-cash items included in (loss) income from continuing operations:
    Depreciation                                                                7,457               7,564
    Amortization                                                                2,753               2,511
    Deferred income taxes                                                      (1,615)                902
    Cash surrender value of life insurance                                       (766)               (594)
    Gain on sale of assets                                                       (534)               (610)
  Change in working capital components of continuing
   operations, net of businesses acquired/disposed of                          (2,513)             (5,939)
  Other, net                                                                      (42)               (488)
                                                                             --------            --------
Net cash provided by operating activities of
 continuing operations                                                          2,526               3,762
                                                                             --------            --------

Cash Flows from Investing Activities:
  Expenditures for property and equipment, net                                 (4,002)            (11,019)
  Cost of businesses and assets acquired                                            -             (49,967)
  Disposals of assets                                                           2,271                 145
  Life insurance premiums paid, net of death benefits received                    341                (211)
                                                                             --------            --------
Net cash used in investing activities of continuing operations                 (1,390)            (61,052)
                                                                             --------            --------
Cash Flows from Financing Activities:
  Repayments of long-term debt                                                (52,068)            (81,910)
  Borrowings of long-term debt                                                 53,400             117,400
  Borrowings from life insurance policy loans                                   1,101              22,988
  Debt issuance costs                                                               -                (192)
  Dividends paid                                                               (2,071)             (2,021)
  Exercise of stock options                                                       236               1,276
                                                                             --------            --------
Net cash provided by financing activities of
 continuing operations                                                            598              57,541
                                                                             --------            --------

Cash Flows from Discontinued Operations:
(Restated - See Note 1)
   Operating cash flows                                                          (323)               (183)
   Investing cash flows                                                             -                (336)

Net increase (decrease) in cash and cash equivalents                            1,411                (268)
Balance at beginning of year                                                    4,377                 926
                                                                             --------            --------
Balance at end of period                                                     $  5,788            $    658
                                                                             ========            ========

Supplemental cash flow information:
  Life insurance death benefit proceeds used to repay life
   insurance policy loans                                                    $    306            $      -
                                                                             ========            ========

The accompanying notes are an integral part of the consolidated financial statements.

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                     SECOND QUARTER AND FIRST HALF ENDED
                       JULY 29, 2006 AND JULY 30, 2005

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

       Basis of Presentation
       ---------------------
       The accompanying condensed consolidated financial statements are unaudited, and these consolidated statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2006 (fiscal
       2005). It is management's opinion that all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results during the interim period have been included. All significant intercompany accounts and transactions have been eliminated. The results of operations and cash flows for the second quarter and first half ended July 29, 2006 are not necessarily indicative of the results that will be achieved for the full fiscal year 2006.

       Restated Consolidated Statements of Cash Flows
       ----------------------------------------------
       Subsequent to the issuance of its unaudited consolidated financial statements for the quarter and first half ended July 30, 2005, management of the Company determined that the cash flows associated with discontinued operations should not have been presented as a single line item within the Consolidated Statements of Cash Flows. As a result, in the fourth quarter of fiscal 2005, the Company changed the presentation of cash flows from discontinued operations to present separate disclosure of the cash flows from operating, investing, and financing activities.

       Linens in Service
       -----------------
       The Company reviews the linen amortization period of its linens in service on an ongoing basis. In order to satisfy its initiative to provide customers with 100% order fill rates the Company has purchased a significant amount of additional linens, which results in linens being washed less often and therefore lasting longer. As a result, the Company determined that the actual useful life of its linens was longer than the estimated useful life previously used for amortization purposes in the Company's financial statements and, effective April 30, 2006, the first day of the Company's 2006 second fiscal quarter, changed its estimate of the average useful life from 60 weeks to 63 weeks to reflect the estimated periods during which these linens will remain in service. The effect of this change was to reduce 2006 second quarter linen amortization expense by $299,000, decrease net loss by $212,000 and decrease basic and diluted loss per share by $0.02.

       Reclassifications
       -----------------
       Certain amounts in the prior period have been reclassified to conform to current period presentation.

NOTE 2. SHARE-BASED PAYMENTS

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

       Effective January 29, 2006, the first day of fiscal 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised
       2004) "Share-Based Payment" (SFAS 123(R)) using the modified prospective method of adoption, which does not require restatement of prior periods. Under the modified prospective method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption, net of an estimate of expected forfeitures. Under SFAS 123(R), compensation expense is based on the estimated fair values of stock options and restricted stock determined on the date of grant and is recognized over the related vesting period. For performance-contingent restricted stock, if it is determined that the performance contingency will not be satisfied, any previously recognized compensation expense is reversed in the period such determination is made. As of January 17, 2006, the Board of Directors approved the accelerated vesting of 64,334 unvested stock options. The exercise price of these options was greater than the market price of the underlying stock on the date of modification. By accelerating the vesting of these options, approximately $173,000 and $43,000 of compensation expense will not be incurred in fiscal years 2006 and 2007, respectively. The adoption of SFAS No. 123(R) did not have a material impact on the consolidated financial statements.

       The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant. Restricted stock activity for the first half ended July 29, 2006 was as follows:

                                                                         Weighted
                                                                       Average Grant
                                                     Shares           Date Fair Value
       ------------------------------------------------------------------------------
       Nonvested at January 29, 2006                141,972               $25.64
       Granted                                      123,042                16.98
       Vested                                        (6,473)               22.73
       Forfeited                                    (17,336)               23.69
       ------------------------------------------------------------------------------
       Nonvested at July 29, 2006                   241,205               $21.44
       ==============================================================================

       The Company estimates the fair value of its option awards on the date of grant using the Black-Scholes option pricing model. No options were granted in the second quarter or first half ended July 29, 2006. For the first half ended July 30, 2005, the Company granted 106,000 options with a weighted average fair value of $6.94, using the Black-Scholes model and the following assumptions: risk-free interest rate of 4.04%; expected dividend yield of 3.8%; volatility of 31.4% and expected lives of nine to ten years. The risk-free interest rate was based on external data while all other assumptions were determined based on the Company's historical experience with stock options. Activity in the Company's stock option plans for the first half ended July 29, 2006 was as follows:

                                                                                         Weighted
                                                                                         Average
                                                                      Weighted          Remaining      Aggregate
                                                                      Average          Contractual     Intrinsic
                                                   Shares          Exercise Price      Term (Years)      Value
-----------------------------------------------------------------------------------------------------------------
Options outstanding at January 29, 2006            813,675             $21.77              6.1
Granted                                                  -                  -
Exercised                                          (18,075)             13.99
Forfeited                                          (24,075)             28.74
Expired                                           (127,000)             20.38
-----------------------------------------------------------------------------------------------------------------
Options outstanding at July 29, 2006               644,525             $22.00              6.7          $667,000
=================================================================================================================

Options exercisable at July 29, 2006               628,000             $22.14              6.7          $666,000
=================================================================================================================

       Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the second quarter and first half of 2006 and 2005 were as follows:

                                                           Second Quarter Ended                First Half Ended
                                                         ------------------------        -----------------------------
                                                         July 29,        July 30,        July 29,            July 30,
                                                           2006            2005            2006                2005
                                                         --------        --------        --------           ----------
Proceeds from stock options exercised                    $162,000        $781,000        $253,000           $1,414,000
Tax benefits related to stock options exercised          $      -        $365,000        $      -           $  665,000
Intrinsic value of stock options exercised               $ 39,000        $949,000        $109,000           $1,728,000

       The Company did not realize a tax benefit related to the exercise of stock options in the second quarter or first half of fiscal 2006 as there was no taxable income for the benefit to offset.

       Prior to March 24, 2006, the Company generally issued shares from treasury stock to satisfy restricted stock awards and stock option exercises. Effective on this date, the Company began issuing new shares to satisfy such awards and exercises.

       Total compensation expense charged to income for all stock option and stock bonus plans during the second quarter and first half ended July 29, 2006 was $170,000 and $370,000, respectively (net of $105,000 and
       $228,000 related income tax benefit). During the second quarter and first half ended July 30, 2005, the Company recognized $293,000 and $536,000 of expense for restricted stock and performance-based awards, respectively, net of $61,000 and $151,000 related income tax benefit. The total compensation expense related to nonvested stock options and awards not yet recognized is currently expected to be a combined total of approximately $2,703,000. This cost is expected to be recognized over a weighted average period of 2.3 years. Substantially all of the Company's current quarter and expected future stock-based compensation expense is related to restricted stock awards.

       Prior to the adoption of SFAS 123(R), the Company measured compensation expense for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and followed the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Accordingly, no compensation expense was recognized for stock-based compensation plans other than for restricted stock and performance-based awards. Had compensation expense for stock-based compensation plans for the second quarter and first half ended July 30, 2005 been determined consistent with SFAS No. 123, the Company's net income and earnings per share would approximate the following pro forma amounts:


                                                                  Second            First Half
                                                              Quarter Ended           Ended
                                                                 July 30,            July 30,
(Dollars in thousands, except per share amounts)                   2005                2005
----------------------------------------------------------------------------------------------
Net (loss) income:
  As reported                                                    $  (934)            $    86
  Add: stock-based employee compensation expense
   included in net income, net of tax                                293                 536
  Deduct: stock-based employee compensation
   expense determined under fair-value based
   method for all awards, net of tax                                (769)             (1,331)
                                                                 -------             -------
Pro forma net loss                                               $(1,410)            $  (709)
                                                                 =======             =======

Basic (loss) earnings per share:
  As reported                                                    $ (0.10)           $   0.01
  Pro forma                                                        (0.16)              (0.08)

Diluted (loss) earnings per share:
  As reported                                                    $ (0.10)           $   0.01
  Pro forma                                                        (0.16)              (0.08)

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

       The results of operations of Royal are included in the Company's Consolidated Statements of Income since the date of acquisition on March 21, 2005. Unaudited pro forma consolidated textile service revenues for the first half ended July 30, 2005, assuming the

       Royal acquisition had been completed as of the beginning of the period, totaled $212,490,000, and unaudited pro forma consolidated income from continuing operations amounted to $260,000 or $0.03 per diluted share. These pro forma amounts are not necessarily indicative of the consolidated results of operations that would have occurred had this acquisition been made at the beginning of fiscal 2005.

NOTE 4. NON-OPERATING INCOME, NET

       In the first half of fiscal 2006, the Company recorded non-operating income of $382,000 which included a $281,000 loss related to a natural gas derivative (see Note 12) offset by interest income and a gain of $184,000 from the death benefit of a Company-owned life insurance policy.

       In the first half of fiscal 2005, the Company recorded non-operating income of $797,000 which included $360,000 from the second cash distribution received in connection with the liquidation of the parent company of an issuer of life insurance policies owned by the Company following its demutualization in 2000. These distributions did not affect the life insurance policies or their cash surrender value. The Company does not anticipate any further significant distributions from this liquidation.

       Non-operating income, net, also includes interest earned on invested cash balances and notes receivable.

NOTE 5. INCOME TAXES

       The Company recorded a tax benefit of $1,615,000 from continuing operations for the first half ended July 29, 2006 consisting of $1,116,000, based upon the Company's estimated effective tax rate of 29.1% for the year, and a tax benefit of $499,000 from federal and state tax credits. The effective tax rate of 29.1% on income from continuing operations for the first half ended July 29, 2006, reflects the statutory tax rate adjusted for permanent items and state tax benefits, as applicable.

       Management has established accruals for tax contingencies for exposures associated with tax deductions and return filing positions which may be challenged. The ultimate disposition of any of these items is not expected to have a material impact on the Company's financial condition but may be material to the period of resolution. The tax contingency accruals are reviewed quarterly and adjusted as necessary in light of changing circumstances.

       The Company has a federal net operating loss carryover of $29,286,000 which will expire beginning in 2025; $2,885,000 in federal tax credit carryover which expires at various dates beginning in 2022; $7,919,000 of state tax credit carryover which expires at various dates beginning in 2012 or have no expiration date; and various other charitable contribution carryovers, tax credits and state net operating loss carryovers.

       In assessing the adequacy of the deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers projected future taxable income and tax planning strategies in making this assessment.

NOTE 6. COMMITMENTS AND CONTINGENCIES

       Prior to its sale of the Life Uniform retail business segment to Healthcare Uniform Company, Inc. in fiscal 2004, the Company was a guarantor under certain Life Uniform store lease agreements. These guarantees obligated the Company to make all payments due under the leases until their expiration in the event of default of Life Uniform. In connection with the sale of Life Uniform, the Company requested consents, as required, from landlords to assign the store leases to Healthcare Uniform Company. As a condition to such consents, certain landlords required that the Company continue as a guarantor of the leases. Under the Company's agreement with Healthcare Uniform Company, these guarantees will only extend until the end of each lease's then current term. As of July 29, 2006, the Company is secondarily obligated as a guarantor for 61 store lease agreements and the estimated maximum potential amount of future payments the Company could be required to make under these guarantees is $9,930,000. Although these guarantees expire at various dates through fiscal year 2014, approximately 66% of the estimated maximum potential future payments expires by the end of fiscal year 2008.

       The Company has provided certain indemnities to the buyer in connection with the sale of Life Uniform. Although indemnification claims are generally subject to an aggregate limit of $6,000,000, the Company believes the likelihood of making any payments for indemnification claims is remote and has reserved accordingly.

       In connection with the March 2005 Royal acquisition (see Note 3), a portion of the purchase price was placed into escrow, with payment to the sellers contingent upon the occurrence of certain events as specified in the purchase agreement. As of July 29, 2006, $2,050,000 remained in escrow. Of this amount, $1,000,000 is due the sellers in March 2015 upon compliance with the restrictive covenants. The sellers are also scheduled to receive $1,000,000 in March 2007 absent indemnification claims. The remaining $50,000 relates to the March 2006 general indemnification payment which is being held in escrow pending a potential indemnification claim.

       The Company faces a possible exposure to outstanding workers' compensation claims incurred prior to fiscal 1999 that were sold to a former insurance carrier, in addition to exposure for deposits with that carrier for claims incurred in fiscal years 1999, 2000 and 2001 that have not yet been resolved and for claims in excess of the deductible for fiscal years 1999, 2000, 2001 and 2002. This carrier is experiencing financial difficulties and may be unable to fulfill its obligation to pay these claims, which could have a material unfavorable impact on the Company's results of operations and financial condition if it is forced to assume these liabilities. The Company estimates its possible exposure from these outstanding claims and deposits to be approximately $1,230,000 as of July 29, 2006.

       The Company faces some significant risk and uncertainty to its business operations related to the status of labor relations at its service centers. Approximately 80% of the Company's workforce is represented by one of several unions. In May 2006, the Company and UNITE HERE reached agreement on and renewed collective bargaining agreements covering service centers in Colton and San Diego, California, and covering several service centers in the Los Angeles, California area. In addition, the Company and UNITE HERE have reached agreement on collective bargaining agreements at seven service centers that were organized in the last half of fiscal 2005; these agreements were ratified by the membership and finalized or were in the process of being finalized as of the end of the second quarter of fiscal 2006. Late in the second quarter fiscal 2006, the Company and UNITE HERE negotiated a renewal agreement for the Company's service center in Rockmart, Georgia. That agreement has been ratified by the employees and is in the process of being finalized. Collectively, these new and renewal agreements apply to approximately 34% of the Company's workforce. At four other service centers, collective bargaining agreements covering production employees are scheduled to expire in late fiscal 2006. These contracts apply to approximately
       21% of the Company's workforce. Any work interruptions or stoppages that may result from the inability to reach ratified agreements at any, some or all of these locations could have a material adverse impact on the Company's results of operations and financial condition.

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

NOTE 7. DISCONTINUED OPERATIONS

       During the third quarter of fiscal 2005, the Company made the decision to close its Columbia, Illinois service center and exit the St. Louis market. The service center's customer contracts, personal property and real estate were sold prior to the end of fiscal 2005. The results of operations and cash flows for the service center are segregated and reported as discontinued operations for all periods presented in this report.

NOTE 8. ASSETS HELD FOR SALE

       In the second quarter of fiscal 2006, the Company transferred all of the customer accounts from its Rio Vista service center to other service centers within its Los Angeles market area. The Company is pursuing a sale of the Rio Vista real estate and accordingly those assets, along with other equipment items held for sale, are presented as Assets Held for Sale in the Consolidated Balance Sheets.

NOTE 9. (LOSS) EARNINGS PER SHARE

       Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of shares of Common Stock outstanding during the period. Diluted (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of Common and Common equivalent shares outstanding.

       The following table reconciles weighted average shares outstanding to amounts used to calculate basic and diluted (loss) earnings per share for the second quarter and first half ended July 29, 2006 and July 30, 2005 (shares in thousands):

                                                   Second Quarter Ended               First Half Ended
                                                ---------------------------       -------------------------
                                                July 29,           July 30,       July 29,         July 30,
                                                  2006              2005            2006             2005
                                                --------           --------       --------         --------
Weighted Average Shares:
  Average shares outstanding                      9,182             9,072           9,173            9,052
  Effect of dilutive securities                       -                 -               -              263
                                                  -----             -----           -----            -----
  Average shares outstanding,
   adjusted for dilutive effects                  9,182             9,072           9,173            9,315
                                                  =====             =====           =====            =====

       Potentially dilutive securities of 34,000, 41,000 and 246,000 shares were not included in the calculation of weighted average shares outstanding for the second quarter and first half ended July 29, 2006 and the second quarter ended July 30, 2005, respectively, as their effect is antidilutive on loss per share for these periods.

NOTE 10. GOODWILL AND OTHER ACQUIRED ASSETS

       In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company performed its annual goodwill impairment test at the end of the third quarter of fiscal 2005 which resulted in no indication of impairment.

       Other acquired assets consisted of the following (dollars in thousands):

                                                  July 29, 2006                                January 28, 2006
                                    ----------------------------------------       ----------------------------------------
                                     Gross                         Other            Gross                         Other
                                    Carrying       Accumulated    Acquired         Carrying       Accumulated    Acquired
                                     Amount       Amortization   Assets, net        Amount       Amortization   Assets, net
                                    --------      ------------   -----------       --------      ------------   -----------

Customer contracts                  $41,724         $ (9,756)      $31,968         $42,094         $ (8,290)      $33,804
Non-compete covenants                11,089           (3,117)        7,972          11,089           (2,423)        8,666
                                    -------         --------       -------         -------         --------       -------

Other acquired assets               $52,813         $(12,873)      $39,940         $53,183         $(10,713)      $42,470
                                    =======         ========       =======         =======         ========       =======

       Aggregate amortization expense for the first half ended July 29, 2006 and July 30, 2005 amounted to $2,160,000 and $1,841,000, respectively. Other acquired assets are scheduled to be fully amortized by fiscal year 2020 with corresponding annual amortization expense estimated for each of the next five fiscal years as follows (dollars in thousands):

                     2006                        $4,281
                     2007                         4,165
                     2008                         3,813
                     2009                         3,504
                     2010                         3,038

NOTE 11. LONG TERM DEBT

       The Company's long-term bank borrowings are financed through a $150,000,000 revolving credit facility under a loan agreement that matures on November 30, 2010. Amounts borrowed under the credit facility bear interest at a floating rate equal to either (i) LIBOR plus a margin, or (ii) a Base Rate, defined as the higher of either
       (a) the Federal Funds Rate plus 0.50% or (b) the Prime Rate. The margin for the LIBOR rate option is based on the Company's ratio of "Funded Indebtedness" to "EBITDA," as each is defined in the loan agreement, and may range from 2.0% to 2.75%. The LIBOR interest rate option may be selected for periods of 1 to 3 months, 6 months or 12 months. The Company has fixed the interest rate on $10,000,000 of the credit facility borrowings with an interest rate swap agreement that extends through May 2007.

       As of July 29, 2006, there was $86,500,000 of outstanding debt under the credit facility, secured by a first lien on all equipment, inventory, and accounts receivable, and certain real estate. Of this amount, $10,000,000 bore interest at a fixed rate of 3.58% pursuant to the interest rate swap agreement plus the LIBOR margin under the credit facility, which was 2.75% as of July 29, 2006. Of the remaining debt, $70,000,000 bore interest at rates ranging from 5.37% to 5.56% under LIBOR contracts, plus a margin (2.75% as of July 29, 2006), and $6,500,000 bore interest at 8.25%, the Prime Rate, as of July 29, 2006. Furthermore, the Company had $13,414,000 outstanding in irrevocable letters of credit as of July 29, 2006, which reduced the amount available to borrow under the line of credit to $14,500,000. As of July 29, 2006, the fee on the outstanding letters of credit and unused funds was 2.75% and 0.375%, respectively.

       The Company is subject to certain financial covenants under its loan agreement. One of these covenants requires that the Company maintain a minimum consolidated net worth of $120,920,000 plus an aggregate amount equal to 50% of quarterly net income beginning with the fourth quarter of fiscal 2005 (with no reduction for net losses), and an asset coverage ratio of 1 to 1. Other covenants require the Company to maintain a minimum ratio of "EBITDA" to "Fixed Charges" of no less than 1.05 to 1, increasing to 1.15 to 1 effective October 31, 2006, and a maximum ratio of "Funded Indebtedness" to "EBITDA" of no more than 4.0 to 1, decreasing to 3.5 to 1 effective January 31, 2010. An amendment to the loan agreement was executed on July 28, 2006 that modified certain definitions related to the financial covenants. The Company was in compliance with these loan covenants as of July 29, 2006.

       As of July 29, 2006, there was $29,972,000 of life insurance policy loans outstanding. The loans bear interest at a fixed rate of 8.0% or variable rates ranging from 5.4% to 5.8%. The proceeds upon surrender of the policies will be reduced by the amount of any loans outstanding, unless repaid by the Company prior to that time. The total amount borrowed is netted against cash surrender value of life insurance in the Consolidated Balance Sheet as of July 29, 2006 and January 28, 2006.

NOTE 12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

       The Company entered into an interest rate swap agreement with one of its lenders effective September 9, 2002. The swap agreement fixes the variable portion of the interest rate (excluding a margin) at 3.58% on $10,000,000 of the outstanding debt under the Company's revolving credit facility until the swap's termination on May 30, 2007. The Company has elected to apply cash flow hedge accounting for the interest rate swap agreement in accordance with SFAS No. 133, "Accounting for Derivative Instruments and

       Hedging Activities." Accordingly, the derivative is recorded as an asset or liability at its fair value and the effective portion of changes in the fair value of the derivative, as measured quarterly, is reported in accumulated other comprehensive income. The (loss) gain on the derivative included in accumulated other comprehensive loss in the second quarter ended July 29, 2006 and July 30, 2005 amounted to $(9,000) and $35,000, respectively, net of tax; and $(2,000) and $89,000 in the first half ended July 29, 2006 and July 30, 2005, respectively, net of tax. The Company has recorded a long-term asset of $160,000 and $165,000 for the fair value of the derivative as of July 29, 2006 and January 28, 2006, respectively.

       Since October 2005, the Company has entered into natural gas futures contracts to fix the price for a portion of its future purchases of natural gas and reduce its exposure to volatility in the cost of natural gas consumed by its service centers due to fluctuations in the price on the New York Mercantile Exchange (NYMEX). These futures contracts combined are expected to hedge approximately 56% of the Company's total requirements for natural gas (measured at current usage rates) for 2006 and 2007 fiscal years, and approximately 36% and 15% of the Company's natural gas requirements, respectively, in 2008 and 2009. As of July 29, 2006, the weighted-average cost of natural gas under these contracts for the remainder of their term is $9.75 per decatherm. The Company has elected to apply cash flow hedge accounting for these derivatives in accordance with SFAS No. 133. Accordingly, the net loss on the derivatives included in accumulated other comprehensive loss for the second quarter and first half ended July 29, 2006, amounted to $566,000 and $902,000, respectively, net of tax. Prior to the second quarter of fiscal 2006, a portion of the Company's natural gas derivatives were not considered a cash flow hedge for accounting purposes. The change in fair market value for these derivatives was included in non-operating income, net for the first half ended July 29, 2006, and amounted to a loss of $281,000. The Company has recorded a current liability of $1,440,000 and $914,000 as of July 29, 2006 and January 28, 2006, respectively, and a long-term liability of $1,190,000 and $340,000 as of July 29, 2006 and January 28, 2006, respectively for the fair value of the derivatives. The Company estimates that $1,301,000 of unrealized losses included in accumulated other comprehensive loss before taxes as of July 29, 2006 will be reclassified to cost of textile services within the next 12 months as natural gas is purchased for consumption in the service centers.

       In addition to the futures contracts, the Company has existing contracts as of July 29, 2006 for the physical delivery of natural gas that fix the NYMEX cost of gas for approximately 3% of its estimated natural gas purchase requirements in the next 12 months, and that fix the basis cost of gas for approximately 80% of its estimated natural gas purchase requirements in the next 12 months. Although these contracts are considered derivative instruments, they meet the normal purchases exclusion contained in SFAS No. 133, as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," and are therefore exempted from the related accounting requirements.

NOTE 13. COMPREHENSIVE (LOSS) INCOME

       Comprehensive (loss) income, consisting primarily of net (loss) income and changes in the fair value of derivatives (see Note 12), net of taxes, totaled $(1,290,000) and $(899,000) for the second quarter ended July 29, 2006 and July 30, 2005, respectively; and

       $(3,118,000) and $175,000 for the first half ended July 29, 2006 and July 30, 2005, respectively.

NOTE 14. RETIREMENT BENEFITS

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

       The net periodic pension expense recognized in the second quarter and first half ended July 29, 2006 and July 30, 2005 was as follows:

                                                 Second Quarter Ended             First Half Ended
                                               ------------------------        -----------------------
                                                July 29,      July 30,         July 29,     July 30,
(Dollars in thousands)                            2006          2005             2006         2005
------------------------------------------------------------------------------------------------------
Pension expense:
  Service cost                                    $ 113        $ 105            $ 226        $ 210
  Interest cost                                     312          317              624          634
  Expected return on plan assets                   (322)        (333)            (644)        (666)
  Amortization of prior service cost                  -            5                -           10
  Recognized actuarial loss                          17            -               34            -
------------------------------------------------------------------------------------------------------
Net periodic pension expense                      $ 120         $ 94            $ 240        $ 188
======================================================================================================

NOTE 15. NEW ACCOUNTING PRONOUNCEMENTS

       In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No.
       154 replaces APB Opinion No. 20, "Accounting Changes," and SFAS No.
       3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a voluntary change in accounting principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change, instead of including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

       In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its consolidated financial statements.

       In June 2006 the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

              SECOND QUARTER AND FIRST HALF ENDED JULY 29, 2006
                                COMPARED WITH
              SECOND QUARTER AND FIRST HALF ENDED JULY 30, 2005

General
-------

Angelica Corporation is a leading provider of outsourced linen management services to the healthcare industry in the United States. We offer comprehensive linen management services to the U.S. healthcare industry, including hospitals, long-term care facilities, surgery centers, medical clinics, dental offices, and other medical providers. Among the items that we clean and provide, on either a rental or customer-owned basis, are bed linens, towels, gowns, scrubs, surgical linens and surgical packs, as well as mops, mats and other dust control products. To a more limited extent, we also provide linen management services to customers in the hospitality business. Currently, we operate 30 laundry service centers and serve customers in 23 states.

Critical Accounting Policy - Linens in Service
----------------------------------------------

We review our policy for amortizing linens in service on an ongoing basis. In order to satisfy our initiative to provide customers with 100% order fill rates we have purchased a significant amount of additional linens, which results in linens being washed less often and therefore lasting longer. As a result, we determined that the actual useful life of our linens was longer than the estimated useful life previously used for amortization purposes in our financial statements and, effective April 30, 2006, the first day of our 2006 second fiscal quarter, changed the estimate of the average useful life from 60 weeks to 63 weeks to reflect the estimated periods during which these linens will remain in service. The effect of this change was to reduce 2006 second quarter linen amortization expense by $0.3 million, decrease net loss by $0.2 million and decrease basic and diluted loss per share by $0.02.

Results of Operations
---------------------

Second Quarter Ended July 29, 2006 Compared to Second Quarter Ended July 30,
2005

Second quarter fiscal 2006 textile service revenues were $105.3 million, a slight increase of $0.1 million, or 0.1%, compared with the same period in fiscal 2005. Organic growth from net new business additions and price increases contributed $3.3 million of the second quarter increase, representing an organic growth rate of 3.7%, while fiscal 2005 acquisitions contributed $1.4 million of the increase. These increases were substantially offset by the loss of $4.6 million of revenues due to the sale of non-healthcare customer accounts in fiscal 2005 and 2006.

Cost of textile services of $90.2 million in the second quarter of fiscal 2006 decreased $1.4 million, or 1.5%, from the same year ago period. The current quarter decline consisted primarily of the following:

o Merchandise cost decreased from 17.7% of revenues in the second quarter of fiscal 2005 to 17.3% in the second quarter of fiscal 2006, or $0.5 million. Increased revenues and higher targeted inventory ratios resulted in increased linen purchases and related amortization expense, but were more than offset by the revised useful life of new linens discussed above and higher revenue per pound, decreasing total merchandise costs as a percent of revenues.

o Production labor and fringe benefit costs decreased $0.6 million to 34.5% of revenues in the second quarter fiscal 2006 versus 35.0% in the prior year quarter. The decline resulted primarily from lower workers compensation expenses of $0.4 million, reflecting our safety initiatives and favorable claims experience, as well as the absence of prior year labor strike contingency expenses and costs associated with the closure of our Vallejo facility.

o Operating supplies and other production expenses declined $0.9 million to 8.0% of revenues in the second quarter fiscal 2006, from 8.9% in the second quarter of fiscal 2005, due to a reduction in pounds processed primarily from the sale of non-healthcare accounts, lower insurance expenses and the absence of certain service center security expenses related to the prior year union corporate campaign.

o Delivery expenses decreased $0.1 million from the second quarter of fiscal 2005 to the second quarter of fiscal 2006, resulting primarily from lower labor costs and reduced workers compensation expenses. Partially offsetting these declines were higher energy prices which increased delivery fuel by $0.4 million to 2.2% of revenues in the second quarter of fiscal 2006 from 1.8% in the prior year quarter.

o The preceding favorable variances were partially offset by increased utility expense of $0.9 million in the second quarter of fiscal 2006 from the same period a year ago. Higher energy prices increased natural gas expense by $1.2 million to $6.2 million in the second quarter. Decreases in other utilities partially offset the higher energy prices and resulted from a reduction in pounds processed, negotiated water and sewer credits, and efficiencies realized from our operations process improvement implementation.

Gross margin percentage has increased sequentially to 14.4% in the second quarter fiscal 2006 from 13.8% and 10.6% in the first quarter fiscal 2006 and the fourth quarter fiscal 2005, respectively. The current quarter gross margin of 14.4% is up from 13.0% in the 2005 second quarter, reflecting our revenue pricing improvements combined with the favorable expense variances discussed above.

In the second quarter fiscal 2006, selling, general and administrative expenses increased by $0.6 million over second quarter fiscal 2005 to $13.4 million, or 12.8% of revenues, compared to 12.2% of revenues a year ago. The increase in SG&A expenses resulted primarily from consulting fees of $0.6 million related to our operations process improvement implementation and legal and shareholder relation expenses of $0.3 million associated with the Board of Directors' Special Committee. In addition, we incurred professional fees of $0.4 million related to union contract negotiations, litigation and financial consulting projects, and experienced higher bad debt expense of $0.2 million. These increases were partially offset by the absence of prior year second quarter expenses of $1.0 million associated with the corporate union campaign and our evaluation of alternatives to our then existing debt structure. On August 30, 2006, we entered into a settlement agreement with certain major shareholders with respect to the issues for which the Special Committee was organized. As part of the settlement, the Special Committee was disbanded.

Amortization expense of other acquired assets increased by $0.1 million, or 3.7%, to $1.1 million in the second quarter of fiscal 2006, reflecting the impact of intangible assets acquired in the third quarter of fiscal 2005.

In the second quarter of fiscal 2006, we reported other operating expense of $0.1 million related to asset disposal activities compared with income of $0.7 million in the second quarter fiscal 2005 primarily from a gain on the divestiture of non-healthcare business.

Interest expense in second quarter fiscal 2006 increased by $0.6 million to $2.3 million. The increase resulted primarily from higher interest rates, which increased from an average 5.4% in the second quarter fiscal 2005 to an average 7.4% in the second quarter fiscal 2006.

We recorded $0.4 million non-operating income during the second quarter of fiscal 2006, which included a $0.2 million gain from the death benefit of a Company-owned life insurance policy. During the second quarter of fiscal 2005, we recorded non-operating income of $0.3 million, consisting primarily of interest income.

For the second quarter of fiscal 2006, we recorded an income tax benefit of $0.6 million compared to a benefit of $0.3 million in the second quarter of fiscal 2005. This higher benefit is due primarily to a higher pretax loss for the second quarter of fiscal 2006.

Although gross profit was up $1.5 million in the second quarter fiscal 2006 from the second quarter fiscal 2005, the loss from continuing operations remained consistent at $0.7 million, primarily due to increased SG&A expenses and interest expense and the absence of prior year gain on divestiture of non-healthcare business, as discussed above.

First Half Ended July 29, 2006 Compared to First Half Ended July 30, 2005

Textile service revenues for the first half fiscal 2006 of $212.3 million represented an increase of 3.2% from $205.7 million in the first half of fiscal 2005. Fiscal 2005 acquisitions contributed $9.7 million of the revenue increase, offset mostly by the loss of $9.2 million of revenues due to the sale of non-healthcare customer accounts in fiscal 2005 and 2006. Organic growth from net new business and price increases was 3.4%, adding $6.1 million of revenue.

In the first half of fiscal 2006, cost of textile services increased from the same period in fiscal 2005 by $5.9 million, or 3.4%, to $182.4 million, due partially to our higher revenue level. In addition, higher energy prices resulted in a combined increase in natural gas and delivery fuel cost of $3.5 million from the first half of fiscal 2005 to the first half of fiscal 2006, increasing from 6.7% of revenues to 8.1% of revenues. A union strike at our Colton, California facility led to increased labor expenses of approximately $0.4 million, while recently negotiated union benefits at two other California facilities have increased by approximately $0.3 million year over year.

For the first half of fiscal 2006, selling, general and administrative expenses increased $2.5 million to 13.1% of revenues from 12.3% of revenues in the same period a year ago. The increase in SG&A expenses resulted primarily from consulting fees of $1.3 million related to our operations process improvement implementation and legal and shareholder relation expenses of $0.6 million associated with the Board of Directors' Special Committee. In addition, we incurred professional fees of $0.3 million related to financial consulting projects and experienced higher bad debt expense of $0.3 million. Legal expenses related to union activity and litigation decreased by $0.3 million year over year. In addition, the first half fiscal 2005 included $0.4 million associated with our evaluation of alternatives to our then existing debt structure. On August 30, 2006, we entered into a settlement agreement with certain major shareholders with respect to the issues for which the Special Committee was organized. As part of the settlement, the Special Committee was disbanded.

Amortization expense increased by $0.3 million to $2.2 million in the first half of fiscal 2006, reflecting the impact of intangible assets acquired during fiscal 2005.

In the first half fiscal 2006, we reported other operating income of $0.5 million, reflecting gains from the sale of two parcels of real estate, compared to other operating income of $0.6 million in the first half of fiscal 2005, primarily from the divestiture of non-healthcare business.

Interest expense for the first half of fiscal 2006 increased $1.7 million to $4.6 million. The increase resulted from a combination of higher interest rates and higher average borrowings. Interest rates increased from an average 5.0% in the first half of fiscal 2005 to an average 7.3% in the first half of fiscal 2006. Higher average debt levels for the first half of fiscal 2006 reflected the impact of March 2005 acquisition borrowings.

We recorded $0.4 million non-operating income in the first half of fiscal 2006, which included interest income and a $0.2 million gain from the death benefit of a Company-owned life insurance policy, partially offset by a $0.3 million loss related to a natural gas derivative. During the first half of fiscal 2005, we recorded non-operating income of $0.8 million, which included a $0.4 million distribution from the liquidation of the parent company of the issuer of life insurance policies we own and interest income.

For the first half of fiscal 2006, we recorded a tax benefit of $1.6 million compared to income tax expense of $0.1 million in the first half of fiscal 2005. The tax benefit is due to a pretax loss in the first half of fiscal 2006 as compared to pretax income in the same period a year ago.

We reported a loss from continuing operations of $2.2 million in the first half of fiscal 2006, compared to income of $0.4 million in the first half of fiscal 2005. The decrease resulted from the combination of higher prices for natural gas and delivery fuel, higher professional fees and higher interest expense, as discussed above. These increases were partially offset by the increase in textile service revenues resulting from prior year acquisitions and current year organic growth.

Net income for the first half of fiscal 2005 included a loss from discontinued operations of $0.3 million related to our Columbia, Illinois service center which was sold in the prior year.

Financial Condition
-------------------

As of July 29, 2006, working capital totaled $34.6 million and the current ratio (i.e., the ratio of current assets to current liabilities) was 1.4 to 1, compared with $28.5 million and 1.4 to 1, respectively, at January 28, 2006. The increase in working capital reflects a higher balance of linens in service and the net book value of the assets held for sale from our Rio Vista service center, as discussed below.

Accounts receivable decreased by $0.9 million in the first half fiscal 2006, due primarily to the collection of a miscellaneous receivable in the first quarter of fiscal 2006. Linens in service increased by $3.0 million as a result of a significant injection of linens into the system to increase our customer order fill rates and the related change in estimated useful life from 60 to 63 weeks, as explained above under "Critical Accounting Policy - Linens in Service".

In the second quarter of fiscal 2006, we transferred all of the customer accounts from our Rio Vista service center to other service centers within our Los Angeles market area. We are currently pursuing a sale of the Rio Vista real estate and accordingly those assets, along with other equipment items currently held for sale, are presented as assets held for sale in the consolidated balance sheets.

Accounts payable decreased by $3.6 million as higher payable balances at the beginning of the year were paid down to more normal levels. The higher balances at January 28, 2006, were attributable to higher in-transit payments and the timing of certain invoices. The decline in accounts payable was partially offset by a $2.8 million increase in other accrued liabilities reflecting higher accrued interest and insurance reserves as well as changes in the fair value of our natural gas derivatives. Long-term debt of $86.5 million as of July 29, 2006 was $1.4 million greater than at January 28, 2006 due to the timing and availability of cash receipts at the end of the quarter. Our ratio of total debt to total capitalization as of July 29, 2006 was 37.4% compared to 36.4% as of January 28, 2006. Book value per share at the end of second quarter fiscal 2006 was $15.40, a decline from $16.08 as of January 28, 2006.

Liquidity and Capital Resources
-------------------------------

Cash flow provided by operating activities of continuing operations decreased $1.2 million for the first half ended July 29, 2006 compared with the same period a year ago. The current year decline resulted primarily from a pretax loss of $3.8 million in the first half of fiscal 2006 compared with pretax income of $0.5 million in the comparable period of the prior year. Partially offsetting the income decline was a favorable change in working capital components of $2.6 million, excluding income tax changes, as the prior year amount reflected a significant increase in working capital subsequent to acquisition activity in fiscal year 2005.

Cash flows from investing activities for the first half ended July 29, 2006, included capital expenditures of $4.0 million, down from the prior year period as we implement best practices systemwide before expending discretionary capital expenditures. In the first half of fiscal 2006, we received net proceeds of $2.3 million from the disposal of assets and $0.5 million from the death benefit of a Company-owned life insurance policy, the gain on which was recognized in the fourth quarter of fiscal 2005. Cash flows from investing activities for the first half ended July 30, 2005 included $50.0 million of cost of businesses acquired, including cash paid for Royal Institutional Services, Inc. ("Royal") and the final payment of $3.6 million for the fiscal year 2004 acquisition of the Duke University Health System laundry.

Cash provided by financing activities was $0.6 million in the first half of fiscal 2006 reflecting additional borrowings of $1.4 million under our loan agreement and $1.1 million from life insurance policy loans, offset by dividend payments of $2.1 million. In the first half of fiscal 2005, cash provided by financing activities of $57.5 million reflected the net proceeds of $58.5 million from bank debt and life insurance policy loans, used primarily to fund the prior year acquisition of Royal and capital expenditures. In addition, proceeds from stock option exercises decreased from $1.3 million in the first half of fiscal 2005 to $0.2 million in the first half of fiscal 2006.

As of July 29, 2006, there was $86.5 million of debt outstanding under our credit facility. Of this amount, $10.0 million bears interest at a fixed rate of 3.58% pursuant to an interest rate swap agreement plus a margin under the credit facility (2.75% as of July 29, 2006). Of the remaining debt, $70.0 million bore interest at rates ranging from 5.37% to 5.56% under LIBOR contracts, plus a margin (2.75% at July 29, 2006), and $6.5 million bore interest at 8.25%, the Prime Rate, as of July 29, 2006.

In addition to amounts due under our loan agreement, at the end of the second quarter fiscal 2006 there was $30.0 million of life insurance policy loans outstanding. The proceeds of these loans, bearing interest at a fixed rate of 8.0% or variable rates ranging from 5.4% to 5.8%, were used to pay down our revolving line of credit in fiscal 2005 and 2006. On July 29, 2006, we also had $13.4 million in irrevocable letters of credit outstanding, which reduced the amount available to borrow under the loan agreement to $14.5 million.

We are subject to certain financial covenants under our loan agreement. The covenants require us to maintain a minimum consolidated net worth of $120.9 million plus an aggregate amount equal to 50% of quarterly net income beginning with the fourth quarter of fiscal 2005 (with no reductions for net losses), and an asset coverage ratio of not less than 1 to 1. We are also required to maintain a minimum ratio of "EBITDA" to "Fixed Charges" of no less than 1.05 to 1, increasing to 1.15 to 1 effective October 31, 2006, and a maximum ratio of "Funded Indebtedness" to "EBITDA" of no more than 4.0 to 1, decreasing to 3.5 to 1 effective January 31, 2010. We were in compliance with these loan covenants as of July 29, 2006.

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

Recent Accounting Pronouncements
--------------------------------

Effective January 29, 2006, the first day of fiscal 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" (SFAS 123(R)) using the modified prospective method of adoption, which does not require restatement of prior periods. Under the modified prospective method, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption, net of an estimate of expected forfeitures. Under SFAS 123(R), compensation expense is based on the estimated fair values of stock options and restricted stock determined on the date of grant and is recognized over the related vesting period. For performance-contingent restricted stock, if it is determined that the performance contingency will not be satisfied, any previously recognized compensation expense is reversed in the period such determination is made. As of January 17, 2006, the Board of Directors approved the accelerated vesting of 64,334 unvested stock options. The exercise price of these options was greater than the market price of the underlying stock on the date of modification. By accelerating the vesting of these options, approximately $0.2 million and $0.1 million of compensation expense will not be incurred in fiscal years 2006 and 2007, respectively. Substantially all of the Company's current quarter and expected future stock-based compensation expense is related to restricted stock awards. The adoption of SFAS No. 123(R) did not have a material impact on our consolidated financial statements. The total compensation expense related to nonvested stock options and awards not yet recognized is currently expected to be a combined total of approximately $2.7 million. This cost is expected to be recognized over a weighted average period of 2.3 years.

FORWARD-LOOKING STATEMENTS

Any forward-looking statements made in this document reflect the Company's current views with respect to future events and financial performance and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that may cause actual results to differ materially from those set forth in these statements. These potential risks and uncertainties include, but are not limited to, competitive and general economic conditions, the ability to retain current customers and to add new customers in competitive market environments, competitive pricing in the marketplace, delays in the shipment of orders, availability of labor at appropriate rates, availability and cost of energy and water supplies, the cost of workers' compensation and healthcare benefits, the ability to attract and retain key personnel, the ability of the Company to recover its seller note and avoid future lease obligations as part of its sale of its former Life Uniform division, the ability of the Company to execute its operational strategies, unusual or unexpected cash needs for operations or capital transactions, the effectiveness of the Company's initiatives to reduce key operating costs as a percent of revenues, the ability to obtain financing in required amounts and at appropriate rates and terms, the ability to identify, negotiate, fund, consummate and integrate acquisitions, and other factors which may be identified in the Company's filings with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to commodity price risk related to the use of natural gas in its laundry service centers. The total cost of natural gas in the second quarter and first half ended July 29, 2006 was approximately $6.2 million and $12.7 million, respectively. To reduce the uncertainty of fluctuating energy prices, the Company has entered into fixed-price contracts as of July 29, 2006 for approximately 64% of its estimated natural gas purchase requirements in the next 12 months. A hypothetical 10% increase in the cost of natural gas not covered by these contracts would result in a reduction of approximately $0.9 million in annual pretax earnings.

The Company is also exposed to commodity price risk resulting from the consumption of gasoline and diesel fuel for delivery trucks. The total cost of delivery fuel in the second quarter and first half ended July 29, 2006 was approximately $2.3 million and $4.4 million, respectively. A hypothetical 10% increase in the cost of delivery fuel would result in a decrease of approximately $0.9 million in annual pretax earnings.

The Company's exposure to interest rate risk relates primarily to its variable-rate revolving debt agreement and life insurance policy loans. As of July 29, 2006, there was $86.5 million of outstanding debt under the credit facility, of which $10.0 million bore interest at a fixed rate of 3.58% (plus a margin) under an interest rate swap agreement entered into by the Company with one of its lenders to moderate the exposure. Amounts borrowed under the credit facility in excess of the $10.0 million covered by the interest rate swap agreement bore interest at a rate equal to either (i) LIBOR plus a margin, or (ii) a Base Rate, defined as the higher of (a) the Federal Funds Rate plus .50% or (b) the Prime Rate. The margin is based on the Company's ratio of "Funded Indebtedness" to "EBITDA," as each is defined in the Loan Agreement. As of July 29, 2006, the margin was 2.75%. Of the $30.0 million in life insurance policy loans outstanding as of July 29, 2006, a total of $24.1 million of these loans bore interest at variable rates ranging from 5.4% to 5.8%. A hypothetical increase of 100 basis points in short-term interest rates applicable to the outstanding variable-rate debt not covered by the interest rate swap agreement would result in a reduction of approximately $1.0 million in annual pretax earnings.

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

(a) See Exhibit Index on page 29.

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

                           Angelica Corporation
                           --------------------
                           (Registrant)



Date: September 7, 2006    /s/ Stephen M. O'Hara
                           -----------------------
                           Stephen M. O'Hara
                           Chairman and
                           Chief Executive Officer



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

3.1 Restated Articles of Incorporation of the Company, as currently in effect. Filed as Exhibit 3.1 to the Form 10-K for the fiscal year ended January 26, 1991.**

3.2 Amendment to Certificate of Designation, Preferences and Rights of Class B Series 2 Junior Participating Preferred Stock. Filed as
           Exhibit 3.1 to a current report on Form 8-K on September 5, 2006.**

3.3        Current By-Laws of the Company, as amended and restated.*

4.1 Shareholder Rights Plan dated August 25, 1998. Filed as Exhibit 1 to Registration Statement on Form 8-A on August 28, 1998.**

4.2 Form of Amendment No. 1 to Rights Agreement, dated as of August 29, 2006, between Angelica Corporation and UMB Bank, N.A. Filed as
           Exhibit 4.1 to a current report on Form 8-K on September 5, 2006.**

10.1 First Amendment to Second amended and Restated Loan Agreement, effective July 28, 2006, among Angelica Corporation, LaSalle Bank National Association as Administrative Agent, and LaSalle and other Lenders. Filed as Exhibit 10.1 to a current report on Form 8-K on August 1, 2006.**

10.2 Settlement Agreement dated August 30, 2006, by and between Angelica Corporation, Steel Partners L.L.C. and Steel Partners II, L.P. Filed as Exhibit 10.1 to a current report on Form 8-K on September 5, 2006.**

10.3 Settlement Agreement dated August 30, 2006, by and between Angelica Corporation, Pirate Capital LLC, Jolly Roger Fund LP and Jolly Roger Offshore Fund LTD. Filed as Exhibit 10.2 to a current report on Form 8-K on September 5, 2006.**

31.1       Section 302 Certification of Chief Executive Officer.*

31.2       Section 302 Certification of Chief Financial Officer.*

32.1       Section 906 Certification of Chief Executive Officer.*

32.2       Section 906 Certification of Chief Financial Officer.*