Form 10-Q
period 2006-10-28
ANGELICA CORP /NEW/
filed 2006-12-07
CIK 6571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended	Commission File
October 28, 2006	Number 1-5674

ANGELICA CORPORATION
(Exact name of Registrant as specified in its charter)

MISSOURI	43-0905260
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

424 South Woods Mill Road
CHESTERFIELD, MISSOURI	63017
(Address of principal executive offices)	(Zip Code)

(314) 854-3800
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares outstanding of Registrant's Common Stock, par value $1.00 per share, at December 1, 2006 was 9,493,073 shares.

ANGELICA CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

OCTOBER 28, 2006 FORM 10-Q QUARTERLY REPORT

Page Number
Reference

Part I. Financial Information:

Item 1. Condensed Financial Statements:

Consolidated Statements of Income - Third Quarter and Nine Months Ended October 28, 2006 and October 29, 2005 (Unaudited)	2

Consolidated Balance Sheets - October 28, 2006 and January 28, 2006 (Unaudited)	3

Consolidated Statements of Cash Flows - Nine Months Ended October 28, 2006 and October 29, 2005 (Unaudited)	4

Notes to Unaudited Consolidated Financial Statements	5-17

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18-25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	26-27

Part II. Other Information:

Item 4. Submission of Matters to a Vote of Security Holders	28

Item 6. Exhibits	28

Signatures	29

Exhibit Index	30

CONSOLIDATED STATEMENTS OF INCOME
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands, except per share amounts)

	Third Quarter Ended		Nine Months Ended

	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Continuing Operations:
Revenues	$107,768	$107,582	$320,060	$313,281
Cost of services	(90,467)	(93,830)	(272,893)	(270,335)
Gross profit	17,301	13,752	47,167	42,946
Selling, general and administrative expenses	(13,392)	(10,764)	(41,237)	(36,105)
Amortization of other acquired assets	(1,061)	(1,111)	(3,221)	(2,952)
Other operating income, net	2,415	210	2,912	840
Income from operations	5,263	2,087	5,621	4,729
Interest expense	(2,486)	(2,045)	(7,055)	(4,951)
Non-operating income, net	185	382	567	1,179
Income (loss) from continuing operations before income taxes	2,962	424	(867)	957
Income tax (provision) benefit	(387)	387	1,228	270
Income from continuing operations	2,575	811	361	1,227

Discontinued Operations:
Loss from discontinued operations, net of tax benefit of $0, $708, $0 and $800	-	(838)	-	(1,168)
Loss on disposal of discontinued operations, net of tax benefit of $0, $243, $0 and $243	-	(354)	-	(354)
Loss from discontinued operations	-	(1,192)	-	(1,522)
Net income (loss)	$2,575	$(381)	$361	$(295)

Basic earnings (loss) per share:
Income from continuing operations	$0.28	$0.09	$0.04	$0.14
Loss from discontinued operations	-	(0.13)	-	(0.17)
Net income (loss)	$0.28	$(0.04)	$0.04	$(0.03)

Diluted earnings (loss) per share:
Income from continuing operations	$0.28	$0.09	$0.04	$0.13
Loss from discontinued operations	-	(0.13)	-	(0.16)
Net income (loss)	$0.28	$(0.04)	$0.04	$(0.03)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)
	October 28,	January 28,
	2006	2006
ASSETS
Current Assets:
Cash	$5,463	$4,377
Receivables, less reserves of $2,089 and $994	57,569	58,151
Linens in service	49,223	43,785
Prepaid expenses and other current assets	2,958	3,602
Total Current Assets	115,213	109,915

Property and Equipment	201,397	202,927
Less -- accumulated depreciation	103,623	96,634
Total Property and Equipment	97,774	106,293

Other:
Goodwill	49,259	49,259
Other acquired assets	38,879	42,470
Deferred income taxes	17,356	15,389
Cash surrender value of life insurance	1,650	1,941
Miscellaneous	5,938	6,161
Total Other Assets	113,082	115,220
Total Assets	$326,069	$331,428

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$171	$319
Accounts payable	33,572	37,229
Accrued wages and other compensation	8,515	7,037
Deferred compensation and pension liabilities	3,894	2,977
Deferred income taxes	2,506	3,321
Other accrued liabilities	34,322	30,535
Total Current Liabilities	82,980	81,418

Long-Term Debt, less current maturities	82,600	85,096
Other Long-Term Liabilities	15,158	15,366

Shareholders' Equity:
Common Stock, $1 par value, authorized 20,000,000 shares, issued: 9,610,859 and 9,471,538 shares	9,611	9,472
Capital surplus	9,799	7,189
Retained earnings	138,050	140,805
Accumulated other comprehensive loss	(5,076)	(2,553)
Unamortized restricted stock	(4,630)	(2,841)
Common Stock in treasury, at cost: 117,386 and 169,415 shares	(2,423)	(2,524)
Total Shareholders' Equity	145,331	149,548
Total Liabilities and Shareholders' Equity	$326,069	$331,428

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)

	Nine Months Ended

	October 28, 2006	October 29, 2005

Cash Flows from Operating Activities:
Income from continuing operations	$361	$1,227
Non-cash items included in income from continuing operations:
Depreciation	11,371	11,187
Amortization	4,024	3,260
Deferred income taxes	(1,228)	(2,355)
Cash surrender value of life insurance	(1,029)	(885)
Gain on sale of assets	(1,473)	(737)
Change in working capital components of continuing operations, net of businesses acquired/disposed	(4,744)	(611)
Other, net	(1,768)	1,340
Net cash provided by operating activities of continuing operations	5,514	12,426

Cash Flows from Investing Activities:
Expenditures for property and equipment, net	(5,631)	(16,100)
Cost of businesses and assets acquired	-	(52,284)
Disposals of assets	5,765	969
Life insurance premiums paid, net of death benefits received	158	(370)
Net cash provided by (used in) investing activities of continuing operations	292	(67,785)

Cash Flows from Financing Activities:
Repayments of long-term debt	(80,144)	(144,115)
Borrowings of long-term debt	77,500	170,000
Repayments of life insurance policy loans	-	(22,988)
Borrowings from life insurance policy loans	1,101	53,216
Debt issuance costs	(48)	(323)
Dividends paid	(3,116)	(3,041)
Exercise of stock options	270	1,449
Net cash (used in) provided by financing activities of continuing operations	(4,437)	54,198

Cash Flows from Discontinued Operations:
(Restated - See Note 1)
Operating cash flows	(283)	995
Investing cash flows	-	1,035

Net increase in cash	1,086	869
Balance at beginning of year	4,377	926
Balance at end of period	$5,463	$1,795

Supplemental cash flow information:
Life insurance death benefit proceeds used to repay life insurance policy loans	$306	$-

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THIRD QUARTER AND NINE MONTHS ENDED
OCTOBER 28, 2006 AND OCTOBER 29, 2005

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited, and these consolidated statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 (fiscal 2005). It is management’s opinion that all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results during the interim period have been included. All significant intercompany accounts and transactions have been eliminated. The results of operations and cash flows for the third quarter and nine months ended October 28, 2006 are not necessarily indicative of the results that will be achieved for the full fiscal year 2006.

Restated Consolidated Statements of Cash Flows
Subsequent to the issuance of its unaudited consolidated financial statements for the quarter and nine months ended October 29, 2005, management of the Company determined that the cash flows associated with discontinued operations should not have been presented as a single line item within the Consolidated Statements of Cash Flows. As a result, in the fourth quarter of fiscal 2005, the Company changed the presentation of cash flows from discontinued operations to present separate disclosure of the cash flows from operating, investing, and financing activities.

Linens in Service
The Company reviews the amortization period of its linens in service on an ongoing basis. In order to satisfy its initiative to provide customers with 100% order fill rates the Company has purchased a significant amount of additional linens, which results in linens being washed less often and therefore lasting longer. As a result, the Company determined that the actual useful life of its linens was longer than the estimated useful life previously used for amortization purposes in its financial statements. Effective April 30, 2006, the first day of its 2006 second fiscal quarter, the Company changed its estimate of the average useful life from 60 weeks to 63 weeks to reflect the estimated periods during which these linens will remain in service. The effect of this change was to reduce 2006 third quarter and year to date linen amortization expense by $505,000 and $804,000, respectively; increase 2006 third quarter and year to date net income by $312,000 and $497,000, respectively; and increase 2006 third quarter and year to date income per share (both basic and diluted) by $0.03 and $0.05, respectively.

NOTE 2.  SHARE-BASED PAYMENTS

The Company has various stock option and stock bonus plans that provide for the granting of incentive stock options, non-qualified stock options, restricted stock and performance awards to certain employees and directors. A total of 1,975,000 shares have been authorized to be issued under all such plans. In addition, on October 31, 2006, shareholders approved an amendment to one of these performance plans that increased the authorized number of shares to be issued by 250,000 shares. Options and awards have been granted at or above the fair market value at the date of grant, although certain plans allow for awards to be granted at a price below fair market value. Options vest over four years except for those granted in fiscal 2004 and 2005 which vest in six months, and are exercisable not less than six months or more than 10 years after the date of grant. Restricted shares granted to non-employee directors generally vest over one to three years. Restricted shares granted to employees generally represent performance-contingent awards that vest at the end of three years upon the attainment of certain earnings performance goals, with the exception of certain retainer awards granted in the third quarter of fiscal 2006 that vest over a ten year period upon the attainment of certain earnings performance goals.

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

The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant. Restricted stock activity for the nine months ended October 28, 2006 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 29, 2006	141,972	$25.64
Granted	227,238	16.80
Vested	(13,878)	21.22
Forfeited	(55,802)	22.69
Nonvested at October 28, 2006	299,530	$19.69

The Company estimates the fair value of its option awards on the date of grant using the Black-Scholes option pricing model. No options were granted in the third quarter or nine months ended October 28, 2006. For the nine months ended October 29, 2005, the Company granted 106,500 options with a weighted average fair value of $6.94, using the Black-Scholes model and the following assumptions: risk-free interest rate of 4.04%; expected dividend yield of 3.8%; volatility of 31.4% and expected lives of nine to ten years. The risk-free interest rate was based on external data while all other assumptions were determined based on the Company’s historical experience with stock options. Activity in the Company’s stock option plans for the nine months ended October 28, 2006 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 29, 2006	813,675	$21.77	6.1
Granted	-	-
Exercised	(21,325)	13.46
Forfeited	(30,975)	29.19
Expired	(127,000)	20.38
Options outstanding at October 28, 2006	634,375	$21.96	6.4	$1,415,000

Options exercisable at October 28, 2006	632,875	$21.97	6.4	$1,410,000

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the third quarter and first nine months of 2006 and 2005 were as follows:

	Third Quarter Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
Proceeds from stock options exercised	$34,000	$207,000	$287,000	$1,621,000
Tax benefits related to stock options exercised	$-	$98,000	$-	$763,000
Intrinsic value of stock options exercised	$21,000	$255,000	$130,000	$1,983,000

The Company did not realize a tax benefit related to the exercise of stock options in the third quarter or first nine months of fiscal 2006 as there was no taxable income for the benefit to offset due to net operating loss and tax credit carryovers.

Prior to March 24, 2006, the Company generally issued shares from treasury stock to satisfy restricted stock awards and stock option exercises. Effective on that date, the Company began issuing new shares to satisfy such awards and exercises.

Total compensation expense charged to income for all stock option and stock bonus plans during the third quarter and nine months ended October 28, 2006 was $130,000 and $500,000, respectively (net of $81,000 and $309,000 related income taxes). During the third quarter and nine months ended October 29, 2005, the Company recognized (income) expense of $(384,000) and $152,000 for restricted stock and performance-based awards, respectively (net of $27,000 and $178,000 related income taxes). The total compensation expense related to nonvested stock options and awards not yet recognized is currently expected to be a combined total of approximately $2,906,000. This cost is expected to be recognized over a weighted average period of 4.9 years. Substantially all of the Company’s current quarter and expected future stock-based compensation expense is related to restricted stock awards.

Prior to the adoption of SFAS 123(R), the Company measured compensation expense for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and followed the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” Accordingly, no compensation expense was recognized for stock-based compensation plans other than for restricted stock and performance-based awards. Had compensation expense for stock-based compensation plans for the third quarter and nine months ended October 29, 2005 been determined consistent with SFAS No. 123, the Company’s net income and earnings per share would approximate the following pro forma amounts:
	Third	Nine Months
	Quarter Ended	Ended
	October 29,	October 29,
(Dollars in thousands, except per share amounts)	2005	2005
Net loss:
As reported	$(381)	$(295)
Add: stock-based employee compensation (credit) expense included in net loss, net of tax	(384)	152
Deduct: stock-based employee compensation credit (expense) determined under fair-value based method for all awards, net of tax	543	(788)
Pro forma net loss	$(222)	$(931)

Basic loss per share:
As reported	$(0.04)	$(0.03)
Pro forma	(0.02)	(0.10)

Diluted loss per share:
As reported	$(0.04)	$(0.03)
Pro forma	(0.02)	(0.10)

NOTE 3.  ACQUISITIONS

On March 21, 2005, the Company acquired one hundred percent of the issued and outstanding shares of common stock and warrants of Royal Institutional Services, Inc. and its affiliate, The Surgi-Pack Corporation (together “Royal”). The total purchase price of $45,179,000, plus an additional $713,000 of related acquisition costs, was paid in cash and was funded through long-term borrowings. The net assets acquired consisted primarily of working capital, leasehold interests in two operating facilities and the related equipment, customer contracts and goodwill.

The results of operations of Royal are included in the Company’s Consolidated Statements of Income since the date of acquisition on March 21, 2005. Unaudited pro forma consolidated revenues for the nine months ended October 29, 2005, assuming the Royal acquisition had been completed as of the beginning of the period, totaled $320,072,000, and unaudited pro forma consolidated income from continuing operations amounted to $1,076,000 or $0.12 per diluted share. These pro forma amounts are not necessarily indicative of the consolidated results of operations that would have occurred had this acquisition been made at the beginning of fiscal 2005.

NOTE 4.  NON-OPERATING INCOME, NET

In the first nine months of fiscal 2006, the Company recorded non-operating income of $567,000 which included a $281,000 loss related to a natural gas derivative (see Note 11) offset by interest income and a gain of $184,000 from the death benefit of a Company-owned life insurance policy.

In the first nine months of fiscal 2005, the Company recorded non-operating income of $1,179,000 which included $158,000 income related to a natural gas derivative and $360,000 from the second cash distribution received in connection with the liquidation of the parent company of an issuer of life insurance policies owned by the Company following its demutualization in 2000. These distributions did not affect the life insurance policies or their cash surrender value. The Company does not anticipate any further significant distributions from this liquidation.

Non-operating income, net, also includes interest earned on invested cash balances and notes receivable.

NOTE 5.  INCOME TAXES

The Company recorded a tax benefit of $1,228,000 from continuing operations for the nine months ended October 28, 2006. This benefit consisted of $249,000 based upon the Company’s estimated effective tax rate of 28.8% for the year, $479,000 from federal and state credits, and $500,000 from the release of certain tax contingency reserves and other discrete adjustments including the impact of state tax law changes and true-ups following the filing of the fiscal 2005 tax return. The effective tax rate of 28.8% on income from continuing operations for the nine months ended October 28, 2006, reflects the statutory tax rate adjusted for permanent items and state tax benefits, as applicable.

Management has established accruals for tax contingencies for exposures associated with tax deductions and return filing positions which may be challenged. The ultimate disposition of any of these items is not expected to have a material impact on the Company’s financial condition, but may be material to the period of resolution. The tax contingency accruals are reviewed quarterly and adjusted as necessary in light of changing circumstances. During the third quarter of fiscal 2006, tax contingency reserves of $308,000 were released as a discrete item following this review due to the expiration of the tax statute.

The Company has a federal net operating loss carryover of $26,370,000 which will expire beginning in 2025; $3,734,000 of federal tax credit carryover which expires at various dates beginning in 2022 or have no expiration date; $8,659,000 of state tax credit carryover which expires at various dates beginning in 2012 or have no expiration date; and various other charitable contribution carryovers, tax credits and state net operating loss carryovers.

In assessing the adequacy of the deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers projected future taxable income and tax planning strategies in making this assessment.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

Prior to its sale of the Life Uniform retail business segment to Healthcare Uniform Company, Inc. in fiscal 2004, the Company was a guarantor under certain Life Uniform store lease agreements. These guarantees obligated the Company to make all payments due under the leases until their expiration in the event of default of Life Uniform. In connection with the sale of Life Uniform, the Company requested consents, as required, from landlords to assign the store leases to Healthcare Uniform Company. As a condition to such consents, certain landlords required that the Company continue as a guarantor of the leases. Under the Company’s agreement with Healthcare Uniform Company, these guarantees will only extend until the end of each lease’s then current term. As of October 28, 2006, the Company is secondarily obligated as a guarantor for 54 store lease agreements and the estimated maximum potential amount of future payments the Company could be required to make under these guarantees is $9,079,000. Although these guarantees expire at various dates through fiscal year 2014, approximately 62% of the estimated maximum potential future payments expire by the end of fiscal year 2008.

The Company has provided certain indemnities to the buyer in connection with the sale of Life Uniform. Although indemnification claims are generally subject to an aggregate limit of $6,000,000, the Company believes the likelihood of making any payments for indemnification claims is remote and has reserved accordingly.

In connection with the March 2005 Royal acquisition (see Note 3), a portion of the purchase price was placed into escrow, with payment to the sellers contingent upon the occurrence of certain events as specified in the purchase agreement. As of October 28, 2006, $2,000,000 remained in escrow. Of this amount, $1,000,000 is due the sellers in March 2015 upon compliance with the restrictive covenants. The sellers are also scheduled to receive $1,000,000 in March 2007 absent indemnification claims.

The Company faces a possible exposure to outstanding workers’ compensation claims incurred prior to fiscal 1999 that were sold to a former insurance carrier, in addition to exposure for deposits with that carrier for claims incurred in fiscal years 1999, 2000 and 2001 that have not yet been resolved and for claims in excess of the deductible for fiscal years 1999, 2000, 2001 and 2002. This carrier is experiencing financial difficulties and may be unable to fulfill its obligation to pay these claims, which could have a material unfavorable impact on the Company’s results of operations and financial condition if it is forced to assume these liabilities. The Company estimates its possible exposure from these outstanding claims and deposits to be approximately $940,000 as of October 28, 2006.

The Company faces some significant risk and uncertainty to its business operations related to the status of labor relations at its service centers. Approximately 75% of the Company’s workforce is represented by one of several unions. In May 2006, the Company and UNITE HERE reached agreement on and renewed collective bargaining agreements covering service centers in Colton and San Diego, California, and covering several service centers in the Los Angeles, California area. In addition, the Company and UNITE HERE reached agreement on collective bargaining agreements at seven service centers that were organized in the last half of fiscal 2005; these agreements were ratified by the membership and finalized as of the end of the second quarter of fiscal 2006. Late in the second quarter of fiscal 2006, the Company and UNITE HERE negotiated a renewal agreement for the Company’s service center in Rockmart, Georgia that has been ratified and finalized. Collectively, these new and renewal agreements apply to approximately 34% of the Company’s workforce. At four other service centers, collective bargaining agreements covering production employees are scheduled to expire in late fiscal 2006; the process of renegotiating these agreements has been initiated. These contracts apply to approximately 20% of the Company’s workforce. Any work interruptions or stoppages that may result from the inability to reach ratified agreements at any, some or all of these locations could have a material adverse impact on the Company’s results of operations and financial condition.

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

NOTE 8.  EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of Common and Common equivalent shares outstanding.

The following table reconciles weighted average shares outstanding to amounts used to calculate basic and diluted earnings (loss) per share for the third quarter and nine months ended October 28, 2006 and October 29, 2005 (shares in thousands):

	Third Quarter Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
Weighted Average Shares:
Average shares outstanding	9,191	9,132	9,179	9,079
Effect of dilutive securities	31	217	38	268
Average shares outstanding, adjusted for dilutive effects	9,222	9,349	9,217	9,347

NOTE 9.  GOODWILL AND OTHER ACQUIRED ASSETS

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets,” the Company performed its annual goodwill impairment test at the end of the third quarter of fiscal 2006 which resulted in no indication of impairment.

Other acquired assets consisted of the following (dollars in thousands):
	October 28, 2006			January 28, 2006
	Gross		Other	Gross		Other
	Carrying	Accumulated	Acquired	Carrying	Accumulated	Acquired
	Amount	Amortization	Assets, net	Amount	Amortization	Assets, net

Customer contracts	$41,724	$(10,471)	$31,253	$42,094	$(8,290)	$33,804
Non-compete covenants	11,089	(3,463)	7,626	11,089	(2,423)	8,666

Other acquired assets	$52,813	$(13,934)	$38,879	$53,183	$(10,713)	$42,470

Aggregate amortization expense for the nine months ended October 28, 2006 and October 29, 2005 amounted to $3,221,000 and $2,952,000, respectively. Other acquired assets are scheduled to be fully amortized by fiscal year 2020 with corresponding annual amortization expense estimated for each of the next five fiscal years as follows (dollars in thousands):

2006	$4,281
2007	4,166
2008	3,813
2009	3,504
2010	3,038

NOTE 10.  LONG TERM DEBT

The Company’s long-term bank borrowings are financed through a $150,000,000 revolving credit facility under a loan agreement that matures on November 30, 2010. Amounts borrowed under the credit facility bear interest at a floating rate equal to either (i) LIBOR plus a margin, or (ii) a Base Rate, defined as the higher of either (a) the Federal Funds Rate plus 0.50% or (b) the Prime Rate. The margin for the LIBOR rate option is based on the Company’s ratio of “Funded Indebtedness” to “EBITDA,” as each is defined in the loan agreement, and may range from 2.0% to 2.75%. The LIBOR interest rate option may be selected for periods of 1 to 3 months, 6 months or 12 months. The Company has fixed the interest rate on $10,000,000 of the credit facility borrowings with an interest rate swap agreement that extends through May 2007.

As of October 28, 2006, there was $82,600,000 of outstanding debt under the credit facility, secured by a first lien on all equipment, inventory, and accounts receivable, and certain real estate. Of this amount, $10,000,000 bore interest at a fixed rate of 3.58% pursuant to the interest rate swap agreement plus the LIBOR margin under the credit facility, which was 2.75% as of October 28, 2006. Of the remaining debt, $72,500,000 bore interest at rates ranging from 5.32% to 5.56% under LIBOR contracts, plus a margin (2.75% as of October 28, 2006), and $100,000 bore interest at 8.25%, the Prime Rate, as of October 28, 2006. Furthermore, the Company had $13,702,000 outstanding in irrevocable letters of credit as of October 28, 2006, which reduced the amount available to borrow under the line of credit to $23,382,000. As of October 28, 2006, the fee on the outstanding letters of credit and unused funds was 2.75% and 0.375%, respectively.

The Company is subject to certain financial covenants under its loan agreement. One of these covenants requires that the Company maintain a minimum consolidated net worth of $120,920,000 plus an aggregate amount equal to 50% of quarterly net income beginning with the fourth quarter of fiscal 2005 (with no reduction for net losses), and an asset coverage ratio of no less than 1 to 1. Other covenants require the Company to maintain a minimum ratio of “EBITDA” to “Fixed Charges” of no less than 1.05 to 1, increasing to 1.15 to 1 effective October 31, 2006, and a maximum ratio of “Funded Indebtedness” to “EBITDA” of no more than 4.0 to 1, decreasing to 3.5 to 1 effective January 31, 2010. An amendment to the loan agreement was executed on July 28, 2006 that modified certain definitions related to the financial covenants. The Company was in compliance with these loan covenants as of October 28, 2006.

As of October 28, 2006, there were $29,972,000 of life insurance policy loans outstanding. The loans bear interest at a fixed rate of 8.0% or variable rates ranging from 5.4% to 6.3%. The proceeds upon surrender of the policies will be reduced by the amount of any loans outstanding, unless repaid by the Company prior to that time. The total amount borrowed is netted against cash surrender value of life insurance in the Consolidated Balance Sheets as of October 28, 2006 and January 28, 2006.

NOTE 11.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company entered into an interest rate swap agreement with one of its lenders effective September 9, 2002. The swap agreement fixes the variable portion of the interest rate (excluding a margin) at 3.58% on $10,000,000 of the outstanding debt under the Company’s revolving credit facility until the swap’s termination on May 30, 2007. The Company has elected to apply cash flow hedge accounting for the interest rate swap agreement in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, the derivative is recorded as an asset or liability at its fair value and the effective portion of changes in the fair value of the derivative, as measured quarterly, is reported in accumulated other comprehensive income. The (loss) gain on the derivative included in accumulated other comprehensive loss in the third quarter ended October 28, 2006 and October 29, 2005 amounted to $(31,000) and $32,000, respectively, net of tax; and $(33,000) and $121,000 for the nine months ended October 28, 2006 and October 29, 2005, respectively, net of tax. The Company has recorded a long-term asset of $110,000 and $165,000 for the fair value of the derivative as of October 28, 2006 and January 28, 2006, respectively.

Since October 2005, the Company has entered into natural gas futures contracts to fix the price for a portion of its future purchases of natural gas and reduce its exposure to volatility in the cost of natural gas consumed by its service centers due to fluctuations in the price on the New York Mercantile Exchange (NYMEX). These futures contracts combined are expected to hedge approximately 62% of the Company’s total requirements for natural gas (measured at current usage rates) for 2006 and 2007 fiscal years, and approximately 40% and 15% of the Company’s natural gas requirements, respectively, in 2008 and 2009. As of October 28, 2006, the weighted-average cost of natural gas under these contracts for the remainder of their term is $9.55 per decatherm. The Company has elected to apply cash flow hedge accounting for these derivatives in accordance with SFAS No. 133. Accordingly, the net (loss) gain on the derivatives included in accumulated other comprehensive loss for the third quarter and nine months ended October 28, 2006, amounted to $(1,587,000) and $(2,489,000), respectively, net of tax, and $302,000, net of tax, for the third quarter and nine months ended October 29, 2005. Prior to the second quarter of fiscal 2006, a portion of the Company’s natural gas derivatives were not considered a cash flow hedge for accounting purposes. The change in fair market value for these derivatives was included in non-operating income, net for the nine months ended October 28, 2006, and amounted to a loss of $281,000. The Company has recorded a current liability of $2,887,000 and $914,000 as of October 28, 2006 and January 28, 2006, respectively, and a long-term liability of $2,140,000 and $340,000 as of October 28, 2006 and January 28, 2006, respectively, for the fair value of the derivatives. The Company estimates that $2,894,000 of unrealized losses included in accumulated other comprehensive loss before taxes as of October 28, 2006 will be reclassified to cost of services within the next 12 months as natural gas is purchased for consumption in the service centers.

In addition to the futures contracts, the Company has existing contracts as of October 28, 2006 for the physical delivery of natural gas that fix the NYMEX cost of gas for approximately 3% of its estimated natural gas purchase requirements in the next 12 months, and that fix the basis cost of gas for approximately 81% of its estimated natural gas purchase requirements in the next 12 months. Although these contracts are considered derivative instruments, they meet the normal purchases exclusion contained in SFAS No. 133, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” and are therefore exempted from the related accounting requirements.

NOTE 12.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), consisting primarily of net income (loss) and changes in the fair value of derivatives (see Note 11), net of taxes, totaled $956,000 and $(47,000) for the third quarter ended October 28, 2006 and October 29, 2005, respectively; and $(2,162,000) and $128,000 for the nine months ended October 28, 2006 and October 29, 2005, respectively.

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

The net periodic pension expense recognized in the third quarter and nine months ended October 28, 2006 and October 29, 2005 was as follows:
	Third Quarter Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
(Dollars in thousands)	2006	2005	2006	2005
Pension expense:
Service cost	$(3)	$105	$223	$315
Interest cost	308	316	932	950
Expected return on plan assets	(322)	(333)	(966)	(999)
Amortization of prior service cost	-	5	-	15
Recognized actuarial loss	17	-	51	-
Net periodic pension expense	$-	$93	$240	$281

An adjustment was made in the third quarter of fiscal 2006 to reflect final actuarial calculations for the pension plan’s 2006 plan year. The decrease in expense is reflective of the reduced number of active plan participants as of January 1, 2006. Total expense for fiscal 2006 is expected to be approximately $320,000. In addition, the Company currently expects to contribute $1,988,000 to the pension plan in fiscal 2006.

NOTE 14.  NEW ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a voluntary change in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change, instead of including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 is effective for the Company’s fiscal year ending January 27, 2007.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for the Company’s fiscal year ending January 26, 2008. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for the Company’s fiscal year ending January 26, 2008. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. SFAS No. 157 is effective for the Company’s fiscal year ending January 31, 2009. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which amends SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions” and SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. Based on the funded status of the Company’s defined benefit postretirement plan as of January 1, 2006, the Company would be required to recognize an additional pension obligation of approximately $1,200,000, resulting in a charge to accumulated other comprehensive loss. This aspect of SFAS No. 158 is effective for the Company’s current fiscal year ending January 27, 2007. The statement also requires that employers measure plan assets and obligations as of the date of their year-end financial statements beginning with the Company’s fiscal year ending January 31, 2009. The Company has not yet determined the impact that this portion of SFAS No. 158 will have on its consolidated balance sheets.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening retained earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for the Company’s fiscal year ending January 27, 2007, with earlier adoption encouraged. The Company does not expect the adoption of SAB 108 to have a material impact on its consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 28, 2006
COMPARED WITH
THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 29, 2005

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

Critical Accounting Policy - Linens in Service

We review our policy for amortizing linens in service on an ongoing basis. In order to satisfy our initiative to provide customers with 100% order fill rates we have purchased a significant amount of additional linens, which results in linens being washed less often and therefore lasting longer. As a result, we determined that the actual useful life of our linens was longer than the estimated useful life previously used for amortization purposes in our financial statements and, effective April 30, 2006, the first day of our 2006 second fiscal quarter, changed the estimate of the average useful life from 60 weeks to 63 weeks to reflect the estimated periods during which these linens will remain in service. The effect of this change was to reduce 2006 third quarter and year to date linen amortization expense by $0.5 million and $0.8 million, respectively; increase 2006 third quarter and year to date net income by $0.3 million and $0.5 million, respectively; and increase 2006 third quarter and year to date income per share (both basic and diluted) by $0.03 and $0.05, respectively.

Results of Operations

Third Quarter Ended October 28, 2006 Compared to Third Quarter Ended October 29, 2005

Third quarter fiscal 2006 revenues were $107.8 million, a slight increase of $0.2 million, or 0.2%, compared with the same period in fiscal 2005. Organic growth from net new business additions and price increases contributed $3.8 million of the third quarter increase, representing an organic growth rate of 4.2%, while fiscal 2005 acquisitions contributed $1.1 million of the increase. These increases were substantially offset by the loss of $4.7 million of revenues due to the sale of non-healthcare customer accounts in fiscal 2005 and 2006.

Cost of services of $90.5 million in the third quarter of fiscal 2006 decreased $3.4 million, or 3.6%, from the same year ago period. As a result of this $3.4 million decrease and revenue pricing improvements, cost of services decreased to 83.9% of revenues in the third quarter of fiscal 2006 from 87.2% in the prior year period. The current quarter decline consisted primarily of the following:
•
Merchandise cost decreased from 17.7% of revenues in the third quarter of fiscal 2005 to 16.2% in the third quarter of fiscal 2006, or $1.5 million. Amortization expense related to higher targeted inventory ratios and increased linen purchases was more than offset by the revised useful life of new linens discussed above and higher revenue per pound, decreasing total merchandise costs as a percent of revenues. We also recognized in the third quarter fiscal 2006 a $0.2 million cumulative benefit of a vendor rebate program, as it became probable that current year purchases would exceed the threshold for earning the rebate.

•	Production labor and fringe benefit costs decreased $0.6 million to 34.0% of revenues in the third quarter fiscal 2006 versus 34.6% in the prior year quarter.
•	Utility expenses decreased $0.6 million to 9.2% of revenues in the third quarter fiscal 2006 versus 9.9% in the prior year quarter.
•
Delivery expenses decreased $0.6 million from the third quarter of fiscal 2005 to the third quarter of fiscal 2006. The transfer of certain customer contracts between service centers also helped reduce delivery expenses.

Gross margin has increased sequentially to 16.1% in the third quarter fiscal 2006 from 14.4%, 13.8% and 10.6% in the second quarter fiscal 2006, first quarter fiscal 2006 and the fourth quarter fiscal 2005, respectively. The current quarter gross margin of 16.1% is up from 12.8% in the 2005 third quarter, reflecting our revenue pricing improvements combined with the favorable expense variances discussed above.

In the third quarter fiscal 2006, selling, general and administrative expenses increased by $2.6 million over third quarter fiscal 2005 to $13.4 million, or 12.4% of revenues, compared to 10.0% of revenues a year ago. The increase in SG&A expenses resulted primarily from higher incentive compensation, bad debt and sales tax accruals of $0.9 million, a $0.7 million reversal of amortization expense related to our long-term incentive plan during the third quarter fiscal 2005, consulting fees of $0.4 million related to our operations process improvement (“OPI”) implementation, higher travel costs of $0.3 million related to the OPI implementation and increased sales initiatives, and legal and shareholder relation expenses of $0.2 million associated with the Board of Directors’ Special Committee. On August 30, 2006, we entered into settlement agreements with certain major shareholders with respect to the issues for which the Special Committee was organized. As part of the settlements, the Special Committee was disbanded.

In the third quarter of fiscal 2006, we reported other operating income of $2.4 million related primarily to the sale of certain real estate and the settlement received from the lawsuit that was initiated in connection with the Vallejo eminent domain proceedings in fiscal 2005, compared with income of $0.2 million in the third quarter fiscal 2005 primarily from a gain on the divestiture of non-healthcare business.

Interest expense in third quarter fiscal 2006 increased by $0.4 million to $2.5 million. The increase resulted primarily from higher interest rates, which increased from an average 6.2% per annum in the third quarter fiscal 2005 to an average 7.7% per annum in the third quarter fiscal 2006.

We recorded $0.2 million non-operating income in the third quarter of fiscal 2006, consisting primarily of interest income. During the third quarter of fiscal 2005, we recorded $0.4 million non-operating income, which included $0.2 million income related to a natural gas derivative.

For the third quarter of fiscal 2006, we recorded an income tax provision of $0.4 million compared to a benefit of $0.4 million in the third quarter of fiscal 2005. The provision in the current fiscal quarter as compared to the benefit in prior fiscal quarter is due primarily to higher pretax income for the third quarter of fiscal 2006.

Income from continuing operations was $2.6 million in the third quarter of fiscal 2006, up from $0.8 million in the prior year quarter. The increase was due primarily to the gross margin improvement and other operating income items explained above, partially offset by higher SG&A and interest costs.

Net loss for the third quarter of fiscal 2005 included a loss from discontinued operations of $1.2 million related to our Columbia, Illinois service center which was sold in the prior year.

Nine Months Ended October 28, 2006 Compared to Nine Months Ended October 29, 2005

Revenues for the first nine months of fiscal 2006 of $320.1 million represented an increase of 2.2%, or $6.8 million, from $313.3 million in the first nine months fiscal 2005. Organic growth from net new business additions and price increases contributed $10.1 million of the increase, representing an organic growth rate of 3.7%, while fiscal 2005 acquisitions contributed $10.6 million of the increase. These increases were offset by the loss of $13.9 million of revenues due to the sale of non-healthcare customer accounts in fiscal 2005 and 2006.

In the first nine months of fiscal 2006, cost of services increased from the same period in fiscal 2005 by $2.6 million, or 0.9%, to $272.9 million. The increase primarily reflected the year over year increase in operating volumes and higher energy prices for natural gas and delivery fuel. Because of revenue pricing improvements, cost of services declined to 85.3% of revenues from 86.3% in fiscal 2005, allowing gross margin to increase to 14.7% for the first nine months of fiscal 2006 from 13.7% in the prior year period.

For the first nine months of fiscal 2006, selling, general and administrative expenses increased $5.1 million to 12.9% of revenues from 11.5% of revenues in the same period a year ago. The increase in SG&A expenses resulted primarily from an increase in incentive compensation and bad debt accruals of $2.5 million, professional fees of $2.1 million related to our operations process improvement implementation and financial consulting projects, and legal and shareholder relation expenses of $0.8 million associated with the Board of Directors’ Special Committee. The first nine months fiscal 2005 also included $0.8 million associated with our evaluation of alternatives to our then existing debt structure and changes in our senior management, offset by a $0.7 million reversal of amortization expense related to our long-term incentive plan. On August 30, 2006, we entered into settlement agreements with certain major shareholders with respect to the issues for which the Special Committee was organized. As part of the settlements, the Special Committee was disbanded.

Amortization expense increased by $0.3 million to $3.2 million in the first nine months of fiscal 2006, reflecting the impact of intangible assets acquired during fiscal 2005.

In the first nine months fiscal 2006, we reported other operating income of $2.9 million, reflecting gains from the sale of three parcels of real estate and a settlement received from the lawsuit that was initiated in connection with the Vallejo eminent domain proceedings in fiscal 2005, compared to other operating income of $0.8 million in the first nine months of fiscal 2005, primarily from the divestiture of non-healthcare business.

Interest expense for the first nine months of fiscal 2006 increased $2.1 million to $7.1 million. The increase resulted from a combination of higher interest rates and higher average borrowings. Interest rates increased from an average 5.4% per annum in the first nine months of fiscal 2005 to an average 7.4% per annum in the first nine months of fiscal 2006. Higher average debt levels for the first nine months of fiscal 2006 reflected the impact of March 2005 acquisition borrowings.

We recorded $0.6 million non-operating income in the first nine months of fiscal 2006, which included interest income and a $0.2 million gain from the death benefit of a Company-owned life insurance policy, partially offset by a $0.3 million loss related to a natural gas derivative. During the first nine months of fiscal 2005, we recorded non-operating income of $1.2 million, which included a $0.4 million distribution from the liquidation of the parent company of the issuer of life insurance policies we own, $0.2 million income related to a natural gas derivative, and interest income.

For the first nine months of fiscal 2006, we recorded a tax benefit of $1.2 million compared to a benefit of $0.3 million in the first nine months of fiscal 2005. The higher tax benefit is due primarily to a pretax loss in the first nine months of fiscal 2006 as compared to pretax income in the same period a year ago.

We reported income from continuing operations of $0.4 million in the first nine months of fiscal 2006, compared to income of $1.2 million in the first nine months of fiscal 2005. The decrease resulted primarily from higher professional fees and higher interest expense, as discussed above. These increases were partially offset by the increase in revenues resulting from prior year acquisitions and current year organic growth.

Net loss for the first nine months of fiscal 2005 included a loss from discontinued operations of $1.5 million related to our Columbia, Illinois service center which was sold in the prior year.

Financial Condition

As of October 28, 2006, working capital totaled $32.2 million and the current ratio (i.e., the ratio of current assets to current liabilities) was 1.4 to 1, compared with $28.5 million and 1.4 to 1, respectively, at January 28, 2006. The increase in working capital reflects primarily a higher balance of linens in service as discussed below.

Accounts receivable decreased by $0.6 million in the first nine months fiscal 2006, due primarily to the collection of a miscellaneous receivable in the first quarter of fiscal 2006. Linens in service increased by $5.4 million as a result of a significant injection of linens into the system to increase our customer order fill rates and the related change in estimated useful life from 60 to 63 weeks, as explained above under “Critical Accounting Policy - Linens in Service”.

Accounts payable decreased by $3.7 million as higher payable balances at the beginning of the year were paid down to more normal levels. The higher balances at January 28, 2006 were attributable to higher in-transit payments and the timing of certain invoices. The decline in accounts payable was offset by a $3.8 million increase in other accrued liabilities reflecting changes in the fair value of our natural gas derivatives as well as higher accrued interest and insurance reserves. Long-term debt of $82.6 million as of October 28, 2006 was $2.5 million less than at January 28, 2006. Cash received near the end of the quarter related to a real estate sale and a lawsuit settlement provided funds to reduce our outstanding debt. Our ratio of total debt to total capitalization as of October 28, 2006 was 36.3% compared to 36.4% as of January 28, 2006. Book value per share at the end of third quarter fiscal 2006 was $15.31, a decline from $16.08 as of January 28, 2006.

Liquidity and Capital Resources

Cash flow provided by operating activities of continuing operations decreased $6.9 million for the first nine months ended October 28, 2006 compared with the same period a year ago. The current year decline resulted primarily from an unfavorable change in working capital components of $4.7 million, reflecting our increased linen purchases and paying down beginning of year accounts payable balances to more normal levels.

Cash flows from investing activities for the first nine months ended October 28, 2006, included capital expenditures of $5.6 million, down from $16.1 million in the prior year period as we implement best practices systemwide before incurring discretionary capital expenditures. In the first nine months of fiscal 2006, we received net proceeds of $5.8 million from the disposal of assets and $0.5 million from the death benefit of a Company-owned life insurance policy, the gain on which was recognized in the fourth quarter of fiscal 2005. Cash flows from investing activities for the first nine months ended October 29, 2005 included $52.3 million of cost of businesses acquired, including cash paid for Royal Institutional Services, Inc. (“Royal”) and the final payment of $3.6 million for the fiscal year 2004 acquisition of the Duke University Health System laundry.

Cash used in financing activities was $4.4 million in the first nine months of fiscal 2006 reflecting net debt repayments of $2.6 million under our loan agreement and dividend payments of $3.1 million, offset partially by borrowings of $1.1 million from life insurance policy loans. In the first nine months of fiscal 2005, cash provided by financing activities of $54.2 million reflected the net proceeds of $56.1 million from bank debt and life insurance policy loans, used primarily to fund the prior year acquisition of Royal and capital expenditures. In addition, proceeds from stock option exercises decreased from $1.4 million in the first nine months of fiscal 2005 to $0.3 million in the first nine months of fiscal 2006.

As of October 28, 2006, there was $82.6 million of debt outstanding under our credit facility. Of this amount, $10.0 million bore interest at a fixed rate of 3.58% pursuant to an interest rate swap agreement plus a margin under the credit facility (2.75% as of October 28, 2006). Of the remaining debt, $72.5 million bore interest at rates ranging from 5.32% to 5.56% under LIBOR contracts, plus a margin (2.75% at October 28, 2006), and $0.1 million bore interest at 8.25%, the Prime Rate, as of October 28, 2006.

In addition to amounts due under our loan agreement, at the end of the third quarter fiscal 2006 there were $30.0 million of life insurance policy loans outstanding. The proceeds of these loans, bearing interest at a fixed rate of 8.0% or variable rates ranging from 5.4% to 6.3%, were used to pay down our revolving line of credit in fiscal 2005 and 2006. On October 28, 2006, we also had $13.7 million in irrevocable letters of credit outstanding, which reduced the amount available to borrow under the loan agreement to $23.4 million.

We are subject to certain financial covenants under our loan agreement. The covenants require us to maintain a minimum consolidated net worth of $120.9 million plus an aggregate amount equal to 50% of quarterly net income beginning with the fourth quarter of fiscal 2005 (with no reductions for net losses), and an asset coverage ratio of no less than 1 to 1. We are also required to maintain a minimum ratio of “EBITDA” to “Fixed Charges” of no less than 1.05 to 1, increasing to 1.15 to 1 effective October 31, 2006, and a maximum ratio of “Funded Indebtedness” to “EBITDA” of no more than 4.0 to 1, decreasing to 3.5 to 1 effective January 31, 2010. An amendment to the loan agreement was executed on July 28, 2006 that modified certain definitions related to the financial covenants. We were in compliance with these loan covenants as of October 28, 2006.

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

Recent Accounting Pronouncements

Effective January 29, 2006, the first day of fiscal 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (SFAS 123(R)) using the modified prospective method of adoption, which does not require restatement of prior periods. Under the modified prospective method, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption, net of an estimate of expected forfeitures. Under SFAS 123(R), compensation expense is based on the estimated fair values of stock options and restricted stock determined on the date of grant and is recognized over the related vesting period. For performance-contingent restricted stock, if it is determined that the performance contingency will not be satisfied, any previously recognized compensation expense is reversed in the period such determination is made. As of January 17, 2006, the Board of Directors approved the accelerated vesting of 64,334 unvested stock options. The exercise price of these options was greater than the market price of the underlying stock on the date of modification. By accelerating the vesting of these options, approximately $0.2 million and $0.1 million of compensation expense will not be incurred in fiscal years 2006 and 2007, respectively. Substantially all of our current quarter and expected future stock-based compensation expense is related to restricted stock awards. The total compensation expense related to nonvested stock options and awards not yet recognized is currently expected to be a combined total of approximately $2.9 million. This cost is expected to be recognized over a weighted average period of 4.9 years. The adoption of SFAS No. 123(R) did not have a material impact on our consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to commodity price risk related to the use of natural gas in its laundry service centers. The total cost of natural gas in the third quarter and nine months ended October 28, 2006 was approximately $5.7 million and $18.4 million, respectively. To reduce the uncertainty of fluctuating energy prices, the Company has entered into fixed-price contracts as of October 28, 2006 for approximately 68% of its estimated natural gas purchase requirements in the next 12 months. A hypothetical 10% increase in the cost of natural gas not covered by these contracts would result in a reduction of approximately $0.8 million in annual pretax earnings.

The Company is also exposed to commodity price risk resulting from the consumption of gasoline and diesel fuel for delivery trucks. The total cost of delivery fuel in the third quarter and nine months ended October 28, 2006 was approximately $2.4 million and $6.8 million, respectively. A hypothetical 10% increase in the cost of delivery fuel would result in a decrease of approximately $0.9 million in annual pretax earnings.

The Company’s exposure to interest rate risk relates primarily to its variable-rate revolving debt agreement and life insurance policy loans. As of October 28, 2006, there was $82.6 million of outstanding debt under the credit facility, of which $10.0 million bore interest at a fixed rate of 3.58% (plus a margin) under an interest rate swap agreement entered into by the Company with one of its lenders to moderate the exposure. Amounts borrowed under the credit facility in excess of the $10.0 million covered by the interest rate swap agreement bore interest at a rate equal to either (i) LIBOR plus a margin, or (ii) a Base Rate, defined as the higher of (a) the Federal Funds Rate plus .50% or (b) the Prime Rate. The margin is based on the Company’s ratio of “Funded Indebtedness” to “EBITDA,” as each is defined in the Loan Agreement. As of October 28, 2006, the margin was 2.75%. Of the $30.0 million in life insurance policy loans outstanding as of October 28, 2006, a total of $24.1 million of these loans bore interest at variable rates ranging from 5.4% to 6.3%. A hypothetical increase of 100 basis points in short-term interest rates applicable to the outstanding variable-rate debt not covered by the interest rate swap agreement would result in a reduction of approximately $1.0 million in annual pretax earnings.

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

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At the October 31, 2006 Annual Meeting of Shareholders, each of the two nominees for directors of the Company was elected based on the following votes:

	Votes	Votes
Name	“For”	“Withheld”

For terms expiring at the 2009 Annual Meeting:

Ronald J. Kruszewski	8,618,971	351,675
Stephen M. O’Hara	8,571,264	399,382

Don W. Hubble, John J. Quicke and Ronald N. Riner, with terms ending in 2007, and James R. Henderson, Charles W. Mueller and Kelvin R. Westbrook, with terms ending in 2008, all continue as directors of the Company.

The shareholders approved the amendment and restatement of the Angelica Corporation 1999 Performance Plan. The tabulation was as follows: 5,995,027 voting for, 1,891,178 voting against, 10,968 abstaining, and 1,073,473 broker non-votes.

The shareholders also approved the ratification of the appointment of Deloitte & Touche LLP as Angelica’s independent registered public accounting firm for the fiscal year 2006. The tabulation was as follows: 8,945,894 voting for, 5,823 voting against, and 18,929 abstaining.

Item 6.  Exhibits

(a)	See Exhibit Index on page 30.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Angelica Corporation
(Registrant)

Date: December 7, 2006	/s/ Stephen M. O’Hara
Stephen M. O’Hara
Chairman, President and
Chief Executive Officer

/s/ James W. Shaffer
James W. Shaffer
Vice President and
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

*Asterisk indicates exhibits filed herewith.
**Incorporated by reference from the document listed.

3.1	Restated Articles of Incorporation of the Company, as currently in effect. Filed as Exhibit 3.1 to the Form 10-K for the fiscal year ended January 26, 1991.**

3.2	Amendment to Certificate of Designation, Preferences and Rights of Class B Series 2 Junior Participating Preferred Stock. Filed as Exhibit 3.1 to a current report on Form 8-K on September 5, 2006.**

3.3	Current By-Laws of the Company, as amended and restated. Filed as Exhibit 3.3 to the Form 10-Q for fiscal quarter ended July 29, 2006.**

4.1	Shareholder Rights Plan dated August 25, 1998. Filed as Exhibit 1 to Registration Statement on Form 8-A on August 28, 1998.**

4.2	Form of Amendment No. 1 to Rights Agreement, dated as of August 29, 2006, between Angelica Corporation and UMB Bank, N.A. Filed as Exhibit 4.1 to a current report on Form 8-K on September 5, 2006.**

4.3
Form of Amendment No. 2 to Rights Agreement, dated September 19, 2006, by and between Angelica Corporation and UMB Bank, N.A. Filed as Exhibit 4.1 to a current report on Form 8-K on September 22, 2006.**

10.1
Angelica Corporation 1999 Performance Plan, as amended and restated August 29, 2006 and approved by the shareholders of the Company on October 31, 2006. Filed as Appendix B to the Company’s Proxy Statement for the Annual Meeting of Shareholders held October 31, 2006, and reported on a current report on Form 8-K filed November 13, 2006.**

10.2	Letter agreements dated September 19, 2006 relating to cash compensation for retainer and board fees for Steel directors.*

10.3	Form of Special Restricted Stock Agreement under the 1999 Performance Plan.*

10.4	Employment Offer Letter by and between the Company and John Olbrych, dated November 22, 2006.*

31.1	Section 302 Certification of Chief Executive Officer.*

31.2	Section 302 Certification of Chief Financial Officer.*

32.1	Section 906 Certification of Chief Executive Officer.*

32.2	Section 906 Certification of Chief Financial Officer.*