Form 10-K
period 2006-01-27
ANGELICA CORP /NEW/
filed 2007-04-12
CIK 6571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 27, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. Large accelerated filer        Accelerated filer X   Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

$149,271,965 based on the average of the high/low transaction price of the Common Stock on July 28, 2006.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of March 30, 2007.

Common Stock, $1.00 par value, 9,546,116 shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
NONE

PART I

Item 1. Business

Overview

Angelica is a leading provider of outsourced linen management services to the U.S. healthcare industry. We have developed a comprehensive service offering that allows healthcare providers to outsource some or all aspects of their linen management needs. We provide laundry services, linen and apparel rental and on-site linen management services to our diverse customer base of approximately 4,175 healthcare providers located in 23 states. To a more limited extent, we also provide linen management services to customers in the hospitality business. For the 2006 fiscal year ended January 27, 2007, we processed over 824 million pounds of linen for our customers.

Our linen management services are designed to benefit healthcare providers by enabling them to:

  Improve patient satisfaction by providing high-quality linens and linen service;

  Reduce their capital expenditures for linen facilities and equipment;

  Decrease their operating costs by outsourcing a non-core process;

  Maximize their productivity by allowing them to utilize limited available space for revenue generating activities that would otherwise be dedicated to on-premise laundry facilities; and

  Focus on their core competencies of providing healthcare services to their patients.

As of January 27, 2007, our more than 6,400 service associates delivered our value-added services to our customers through our network of 29 laundry service centers, three depots, and fleet of approximately 400 delivery vehicles. The geographic locations of our service centers give us access to 30 of the 50 largest metropolitan markets in the United States which approximates 60% of the country’s healthcare facilities. We seek to concentrate our service centers in clusters, enabling us to provide better service to our customers, as well as lower our operating costs, by maximizing the efficiency of our delivery routes and by improving the utilization of our sales force. For the 2006 fiscal year, we reported revenues of $425.7 million and net income of $3.6 million. As of January 27, 2007, we had total assets of $336.3 million. See Item 8, “Financial Statements and Supplementary Data,” for information on revenues, net income and total assets for our last three fiscal years.

Our company was founded in 1878 as a uniform manufacturing company. During the 1960s, we expanded our product offering to three lines of business: Manufacturing, Textile Services and Retail. In 2002, we made a strategic decision to focus on healthcare linen services and retail and sold our Manufacturing business in the spring of that year. Since then, we have streamlined the company further by selling our Retail business in July 2004, and strengthened our market position in the healthcare linen management services industry by completing eleven acquisitions and by strategically divesting certain non-healthcare accounts. For the 2006 fiscal year, 97% of our revenues related to customers in the healthcare industry.

In our fiscal year 2005 annual report we introduced our initiative to increase customer satisfaction through delightful service to every customer every day. During fiscal year 2006 we continued rolling out this plan by focusing on three main areas: improving our fill rate by shipping 100% of customer orders consistently, providing higher quality linens for increased patient satisfaction, and developing innovative new products to improve our customers’ and their patients’ experience. In the second half of fiscal 2006 our fill rate exceeded 98% of orders and 99.9% of pieces ordered. In fiscal 2005, we engaged a consulting firm to review operational activities at several of our service centers. As a result of their review, certain areas of improvement were identified. The best practices identified and implemented during the initial phase of this operations process improvement (OPI) project were applied to our remaining service centers in fiscal 2006.

Market Opportunity

The U.S. market for outsourced healthcare linen management services is large and growing. Based on our knowledge of providing linen management services to the healthcare industry, we estimate that the U.S. healthcare linen services market represents approximately a $5.8 billion revenue opportunity annually. Of this $5.8 billion, we estimate $2.2 billion is attributable to acute-care hospitals, $2.6 billion to surgical and physician clinics and $1.0 billion to long-term care facilities, computed as follows:

	Number of Beds	x	Average Annual Revenue/Bed(4)	=	Estimated Market Size at January 2007
Acute-Care Hospitals(1)	0.90 million		$2,450		$2.2 billion
Surgical and Physicians Clinics(2)	0.66 million		$4,000		$2.6 billion
Long-term Care Facilities(3)	1.70 million		$560		$1.0 billion
Total	—		—		$5.8 billion

(1)	Source: The CDC (Centers for Disease Control/Fed Government) and Company database from Solutions Marketing Group (SMG).

(2)	Source: Dun & Bradstreet and InfoUSA. Consists of total clinics rather than number of beds.

(3)	Source: SMG database.

(4)	Average annual revenue per bed is determined based on our experience in providing linen management services to the healthcare industry. Other service providers in this industry may be achieving different results.

We believe there are a number of favorable market dynamics within the U.S. healthcare sector that will continue to expand the overall outsourced healthcare linen management services opportunity:

      Demographic trends—The U.S. Census forecasts that the U.S. population over the age of 65 will almost double over the next 25 years. The American Hospital Association (AHA) estimates that people over the age of 65 use hospital services at three times the rate of the general population. In addition, according to government estimates, the number of people needing long-term care is expected to increase 30% in the next 15 years.

      Expanding customer base—According to the AHA, the number of community hospitals in the U.S. increased in 2002 for the first time since 1975 and as of September 2004, there were more than 800 new hospitals being planned. Furthermore, according to the AHA, there was a 67% increase in the number of U.S. ambulatory surgery centers providing outpatient surgical services from 1997 to 2004.

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

      Underpenetrated clinics and long-term care facilities—We believe the market for outsourced clinic and long-term care linen services is underpenetrated by both us and our major competitors. According to industry sources, there are over 115,000 clinics and long-term care facilities in the United States that require linen services. In addition, we believe there are also thousands of other outpatient care facilities such as dialysis centers and walk-in clinics that also require linen services in the course of their business. For the same reasons hospitals choose to outsource, we believe that market penetration of these sectors will likely increase.

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

      Angelica’s delightful service initiative—One constraint on expanding outsourcing is the cultural fear of not controlling a core need and its quality. As our reputation grows from our delightful service initiative, with our product quality and service surpassing most in-house laundries, we expect more health professionals will be open to outsourcing.

Competitive Strengths

We believe we are well positioned to capitalize on the attractive market opportunities for outsourced healthcare linen management services as a result of our competitive strengths:

      Commitment to delightful customer service—In fiscal 2006, we continued implementing our initiative to provide delightful service to every customer every day through innovation by focusing on three main areas. First, we are committed to achieving a 100% order fill rate, meaning that we target shipping our customers every item they order 100% of the time. In the second half of fiscal 2006 we shipped over 98% of all orders 100% complete and shipped 99.9% of pieces ordered. Second, to improve patient satisfaction we are transitioning to higher quality linen products. These higher quality items, such as larger and thicker bath towels and higher thread-count bed sheets, were put into use at most of our service centers in fiscal 2006, with the remaining service centers scheduled to do so early in fiscal 2007 and all existing inventory converted in fiscal 2007. Finally, we are providing innovative new products that benefit our customers and their patients. Specifically, during fiscal 2006 we introduced a new product exclusive to Angelica, Angel Slider™, a launderable, low friction repositioning device used to reposition patients in bed requiring much less strength and effort from medical personnel than traditional methods, as well as new patient gowns designed to increase patient comfort. We have already begun to see the benefits of these initiatives, as our customer satisfaction scores for 2006 increased significantly from 2005.

      Strong market clusters—We believe our cluster approach of having a number of service centers in close proximity enables us to provide superior service to our customers at a lower cost. Operating service centers near one another enables us to provide more reliable customer service, better handle customer requests and mitigate the risks associated with temporary capacity reductions at any given service center. Furthermore, these clusters allow us to lower costs by optimizing delivery routes and more effectively utilizing our sales force across service centers. Our cluster approach has enabled us to establish a strong market position in several markets in which we operate and provides us the opportunity to grow business within our market clusters while capturing economies of scale.

      Significant scale creates opportunities for cost reduction—We believe our operating scale and infrastructure provides us with opportunities to realize significant financial benefits. In fiscal 2006, we purchased over $88 million of linens and invested over $7 million in capital improvements. In fiscal 2006 we direct sourced 3% of our linen purchases, an increase from less than 1% direct sourced in fiscal 2005. In the future, as additional price reductions become available through direct sourcing, we may increase the percentage of linens purchased directly in order to maximize the benefits of our direct sourcing program. In fiscal 2005, we engaged a consulting firm to review operational activities in several of our service centers. As a result of that review, certain strengths and areas of improvement were identified. Best practices identified in that review were implemented at all of our facilities through our operations process improvement (OPI) project, designed to replicate best practices and create efficiency, in the fourth quarter of fiscal 2005 and throughout fiscal 2006. The efficiencies identified during the OPI project are expected to reduce our costs and improve the quality of service and product delivered to our customers. The OPI project is also designed to optimize capital expenditures by standardizing equipment and centralizing capital equipment procurement to take advantage of volume purchase discounts. In addition, our 29 service centers allow us to test new technologies and operating techniques on a limited basis and implement best practices throughout our service center network. Also during fiscal 2006, we signed an exclusive agreement with one chemical provider to supply all of our chemical requirements and assist us with ongoing research and development, both of which are expected to result in measurable expense savings and more consistent high quality performance.

      Experienced market leader—Our position as a market leader provides us with significant credibility with current and prospective customers. We are a leading provider of outsourced linen management services to the U.S. healthcare industry. Based on our total healthcare linen services revenue and our estimates of our competitors’ national healthcare linen services revenue, we believe that we are more than twice the size of our nearest competitor providing healthcare linen services.

      Large, experienced sales force—Our large, experienced sales force enables us to cater to the needs of sophisticated, national customers while also allowing us to deploy the appropriate sales resources to local market opportunities. We believe our sales force is the largest in the healthcare linen services industry, consisting of nine Market Vice Presidents and eight Market Sales Directors overseeing 31 Business Development Managers. Furthermore, our sales force is augmented by nine Market Service Directors and 61 local Customer Relationship Managers who provide customer service and enhance revenue opportunities.

      Stable customer base—Our large customer base, high customer retention rates and long-term contracts provide us with a stable revenue base. As of January 27, 2007, we served approximately 810 hospitals, 500 long-term care facilities and 2,870 surgical and physician clinics in 23 states. In fiscal 2006, no individual customer represented more than 10% of our total revenues. Our annual customer retention rate is approximately 95% of total revenues and our typical contract length is between three and five years.

      Proven management team—We have a streamlined organization focused on providing outstanding healthcare linen management services. Our management team has over 150 years of combined experience in the healthcare linen management service industry and/or their respective specialty areas. Since 2003 they have led the Company in divesting non-core assets, completing eleven acquisitions that strengthened our position in our core business, and implementing a strategy of becoming a customer-focused, high quality service provider.

Business Strategy

We believe that our commitment to high quality standards, passion and creativity will translate into delightful service for our customers and make us the first choice for healthcare linen management services in the markets we serve. Our vision of delightful service through innovation was launched in November 2005 when we implemented our change from a plant-centric operation company to a customer-focused high quality service provider. We are executing the following key strategies in support of our vision to provide delightful customer service to every customer every day.

      Delight the customer—We believe that superior service will lead to stronger customer retention, increased product sales to existing customers and increased penetration of existing markets, which is an effective and cost-efficient means of growth as we are able to capitalize on our reputation, brand awareness and existing infrastructure. Specifically, the following initiatives are being implemented:

  Target 100% fill rate and on-time deliveries on all orders;

  Install higher quality products for patient satisfaction; and

  Develop and offer innovative new products to address the needs of our customers and their patients.

By raising customer satisfaction levels through delightful service we expect to realize fair pricing and increased opportunities to sell all of our products to all of our customers.

      People, family, talent, teams—We recognize that our employees are the key to delivering delightful service to our customers every day, and are committed to the creation of a team environment of talented people working together toward this goal. We believe the following initiatives will support the execution of this strategy:

  Consistent application of rigorous selection criteria to our hiring process which will identify high-performing employees with well developed service and team orientations;

  Development of employee skills through our company-wide performance program for non-bargaining unit employees that guides each of these individual’s growth plan, and provides for an on-going succession plan for every leading position in the Company;

  Recognize and reward our employees through incentive programs that are aligned with our key strategies; and

  Support a safe and diverse work environment through a continual process of training, feedback and measurement, and implementation of best practices.

      Strengthen base by leveraging scale—We believe we are well positioned to use our scale to improve our operating performance. We plan to increase our gross margin through a more efficient operating model and a number of cost savings initiatives including:

  Reducing linen costs through centralized purchasing and the gradual expansion of a direct sourcing program;

  Reducing energy cost volatility by investing in energy-saving equipment and continuing to hedge our anticipated natural gas requirements in amounts that correspond with existing customer contracts;

  Implementing best practices and new technology solutions to improve efficiency while reducing labor costs;

  Reducing distribution costs by implementing new software and optimizing routes; and

  Optimizing capital expenditures by standardizing equipment and centralizing capital equipment procurement.

      Pursue complementary and accretive expansion opportunities—To increase our customer base, expand our presence in existing markets and enter new markets, we may continue to pursue strategic acquisitions consistent with Board-approved debt guidelines. The size of these may vary from small tuck-in pieces of business to multi-site competitors. We are especially interested in acquiring hospital on-premise laundries and cooperatives, as well as small tuck-ins. Since November 2003, we have completed eleven acquisitions for an aggregate consideration of $129.0 million that we believe have created numerous benefits to our market position and our customers. In evaluating acquisition opportunities, we consider factors such as strategic value, projected earnings before interest, taxes, depreciation and amortization (EBITDA), impact on earnings per share, return on net assets and internal rate of return. The benefits of the completed acquisitions were the strengthening and expansion of our positions in various markets; access into long-term care facilities and related best practices; and capacity rationalization of our existing facilities. We will also strive to facilitate hospital conversions from on-premise to outsourced linen management services by educating hospital administrators about the true economic and opportunity costs associated with on-premise laundries, and focus our efforts on acquiring new business from clinics and long-term care facilities associated or affiliated with our existing hospital customers.

Service Offering

We provide textile rental and linen management services primarily to the healthcare industry. Among the items we rent and clean are bed linens, towels, patient gowns, surgical scrubs, surgical linens and surgical packs as well as mops, mats and other dust control products. We also provide flexible, customized solutions for our customers ranging from à la carte services to full textile rental services - a total outsourcing package including apparel, textile and linen rental, laundering, service delivery and distribution systems designed to replace on-premise laundries and reduce our customers’ expenses associated with these various services. In addition, we offer many of these services utilizing textiles owned by the customer (customer-owned goods), usually as an introductory agreement, since we prefer customers use our linens which permits the highest levels of service and quality.

We also offer the following customizable services:

  AngelLink®, a computerized linen management system, available for either rented or customer-owned goods, designed to streamline linen tracking and ordering processes;

  On-site management of all aspects of linen distribution ranging from the linen room to utilization reports that optimize the ordering, receiving and use of linens; and

  Customized surgical packs for use in operating suites, providing a cost-effective alternative to disposable surgical packs.

Additionally, we are committed to continually updating and expanding our product line with the goal of providing innovative new products that delight our customers. In fiscal year 2006 we introduced the Angel Slider™, a launderable, low friction repositioning device used to reposition patients in bed requiring much less strength and effort from medical personnel than traditional methods. We also introduced a newly designed patient gown that is more comfortable for the patient while being extremely functional for the medical providers. We have also begun to provide higher quality linens, such as bath towels that are both larger and thicker than standard bath towels.

Other services we provide include scrub security programs and just-in-time linen cart exchange programs. These services have been designed to meet the total linen management needs of our customers. We also furnish a limited number of general linen services in select areas, mainly to restaurants, hotels and motels.

Customers

We serve customers in a number of healthcare sectors that are distinguished by both the types of patients they serve and the types of services they offer. Within the hospital and long-term care sector, many patient visits involve overnight stays. In contrast, within the clinic sector, most patient visits are outpatient in nature. Consequently, hospitals and long-term care facilities typically require rental of, and linen management services for, substantial amounts of bulk items such as bed linens and bath towels, in addition to other items such as patient gowns and surgical scrubs. Our clinic customers typically require fewer linen rental services for bulk items and more services for smaller items, such as lab coats and scrubs. As a result, hospitals and long-term care facilities generally involve larger, lower-price per pound orders, while the products and services provided to our clinic customers generally have a higher price per pound.

For the 2006 fiscal year ended January 27, 2007, no individual customer represented more than 10% of our total revenues.

Competition

The markets in which we operate are very competitive and highly fragmented. Our primary competitors include two multi-national corporations: Crothall Services Group (a subsidiary of Compass Group PLC) and Sodexho Inc. (a subsidiary of Sodexho Alliance SA); approximately eleven regional midsize firms; and more than 300 small, independent, privately-owned competitors. In addition, many hospitals and long-term care facilities have captive on-premise laundries and hospital cooperative laundries. We also compete indirectly with large facility service providers, such as ARAMARK Corporation, that provide linen services in conjunction with other services. Based on our total healthcare linen services revenue and our estimates of our competitors’ national healthcare linen services revenue, we believe that we are more than twice the size of our nearest competitor in healthcare linen services.

Within each of our acute-care hospital markets, we typically compete with one or two larger regional or national competitors and two to four small independent, privately-owned competitors. Within the clinic and long-term care markets, we typically compete with small local companies and regional providers that specialize in small accounts. In addition, garment and uniform providers such as ARAMARK Corporation, Cintas Corporation and Alsco, Inc. sometimes compete in the clinic market. In long-term care, we compete also with service staff providers, such as HCSG, Inc., which facilitate on-premise laundries.

Operations

We typically provide our services to customers located within a 150-mile radius of our service centers. As of January 27, 2007, we operated 29 laundry service centers, all of which are in or near major metropolitan areas, serving customers in 23 states. Our service centers are concentrated in clusters providing us access to 30 of the 50 largest metropolitan markets in the United States which approximates 60% of the country’s healthcare facilities. As part of our best practices initiative, in December 2005 we changed our definition of capacity for our service centers from 96 hours per week (based on two eight-hour shifts running six days per week) to 140 hours per week (based on 20 hours per day, 7 days per week). Under this new definition, we are currently operating at approximately 55% of washroom capacity.

Our laundry process involves several steps to ensure effective cleaning. Soiled linen is delivered to the service center by truck, weighed, and sorted into appropriately sized loads. The majority of our service centers are equipped with one or more high-capacity tunnel washers that connect a separate soil sorting area with the clean laundry finishing operations. Washed linen is automatically delivered to computer-regulated drying equipment designed to optimize drying times for efficient utility consumption. Our employees complete the laundry process using automated ironing and folding equipment prior to arranging the clean linen on carts by customer order. Our drivers typically pick up and deliver linen daily at hospitals and two to three times per week at smaller facilities.

Sales and Marketing

We believe our sales force is the largest in the healthcare linen management services industry, consisting of nine Market Vice Presidents and eight Market Sales Directors overseeing 31 Business Development Managers. We also have nine Market Service Directors and 61 local Customer Relationship Managers who provide customer service and support, developing new means to better serve a customer, and enhance revenue opportunities by providing our existing customers with information about additional services and products we offer.

Our sales force compensation typically consists of a fixed base salary, sales commissions and an annual incentive plan, which includes a variable component based on achievement of quarterly targets.

Customer Contracts and Relationships

We typically serve our customers pursuant to written service contracts for an initial term of three or five years. Once we have developed a relationship with our customers and understand their needs, and our customers have had an opportunity to evaluate the quality of our services, we generally seek to renew all contracts for a five-year period. The majority of our contracts have pricing escalators tied to the Consumer Price Index (CPI) or some derivative of CPI; however, the total amount by which our prices may be increased annually is sometimes capped. Our standard contract also has a clause that allows us to increase prices, in addition to the pricing escalators, if we incur unforeseen increases in certain costs of performing our services. These unforeseen increases include increases in the cost of textiles, utilities, supplies, labor, transportation, waste disposal or other costs not within our control.

Many of our customers have used our services for many years and we believe most customers remain loyal to us due to our high quality service. Nevertheless, in fiscal 2005 and fiscal 2006 we identified ways to improve our service levels, which we implemented across our service centers. This resulted in a significant increase in our annual customer satisfaction ratings, as well as in the number of customers willing to recommend us. In addition, we believe that customers may be reluctant to change service providers due to the effort involved, the potential disruption of services provided and, in many cases, the hidden costs associated with a change in service provider.

Regulatory Considerations

Our operations are subject to various laws and regulations relating to workplace safety and the environment. Maintaining and improving workplace safety is an important continuing Company initiative. Compliance with laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has not had a material effect on our capital expenditures, earnings or competitive position. We do not expect any material expenditures will be required in order to comply with any federal, state or local environmental regulations.

Employees

As of January 27, 2007, we employed approximately 6,400 persons. Approximately 75% of those employees are represented by unions. Unions that represent our employees include the International Brotherhood of Teamsters, the International Union of Operating Engineers, the United Food and Commercial Workers Union, and UNITE HERE. We consider our relationship with our employees to be good at both union and non-union facilities. Production employees at 26 of our 29 service centers are unionized, as are some drivers who provide transportation and distribution services to our service centers. All production collective bargaining agreements that expired in 2006 have been renegotiated and ratified, and no collective bargaining agreements covering production workers will expire during the next fiscal year. Collective bargaining agreements covering drivers associated with seven service centers, representing less than 2% of our total workforce, will expire within the next year. We will participate in negotiations in good faith with the intention of reaching timely agreements in all cases.

Item 1A. Risk Factors

Some matters discussed in this Form 10-K or in other documents constitute forward-looking statements and are based upon management’s expectations and beliefs concerning future events impacting us. These statements are subject to risks and uncertainties that may cause our actual results to differ materially from those set forth in these statements.

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

The market for our linen management services is highly competitive. The principal elements of competition include quality, service, reliability and price. Our competitors range from divisions of large multi-national organizations, namely Sodexho Inc. (a subsidiary of Sodexho Alliance SA) and Crothall Services Group (a subsidiary of Compass Group, PLC), to regional midsize firms. Also, we have many small independently-owned competitors, including individual hospital on-premise laundries and hospital cooperatives. Our competitors Sodexho and Crothall Services Group have significantly more financial resources, larger professional staffs, greater brand recognition and broader service offerings than us. In addition, there are other large providers of outsourced services with significant resources who do not currently serve the healthcare linen services market but may enter this market in the future. These competitors may devote substantial resources to the development and marketing (including discounting) of products and services that compete with those offered by us. Significant price competition may seriously harm our revenues, operating margins and market share.

Our continued success depends on our ability to attract new customers, retain our current customers and renew our existing customer contracts. Our ability to do so generally depends on a variety of factors, including quality, service, reliability and price, as well as our ability to market our services effectively and differentiate ourselves from our competitors. Over the past three years, we have averaged a 95% retention rate based on total revenues. Approximately 30% of our customer contracts come up for renewal each year. We may not be able to renew existing customer contracts at the same or more favorable rates or terms and our current customers may terminate or not renew contracts with us. The failure to renew a significant number of our existing contracts may harm our business and results of operations. In addition, many companies in the healthcare industry are seeking to consolidate their outsourced services with one or two vendors, instead of using multiple vendors. Since we focus primarily on healthcare linen management services, we may lose customers to vendors who provide multiple outsourced services, and our results of operations may be harmed, if this trend continues.

Our business is dependent on the healthcare industry and will decline if the demand for healthcare services declines.

Our business is dependent on the healthcare industry. If the demand for healthcare services declines, demand for our linen services may decline and our business will suffer. Due to medical advances and pressure from governmental healthcare reimbursement programs and private healthcare insurers, the average hospital stay has decreased from 7.5 days in 1980 to 4.1 days in 2004. As these trends continue, demand for our linen management services in the healthcare industry may decline. This decreased demand for our linen management services may harm our business, operating results, and financial condition.

Ineffective management could cause our business, results of operations and financial condition to suffer.

Our continued success in our business is based upon many factors, including but not limited to, the expansion of our customer base, the enhancement of the services we provide to existing customers, aggressive sales and marketing efforts, effective cost containment and capital investment measures, and a strong strategic vision. During fiscal 2006, we continued the implementation of an operational reorganization designed to improve customer service and satisfaction through innovation. Proper execution will require effective management both in headquarters and in field operations. Our inability to effectively manage our existing business and our future growth may harm our business, results of operations, and financial condition. Our management teams at the corporate and operating levels are small and any unforeseen crises or loss of one or more of our officers or key employees may place a significant strain on our remaining management team and our employees, operations, operating and financial systems, and other resources.

A small number of existing shareholders have considerable control over our company, which may lead to conflicts with other shareholders over corporate governance.

Steel Partners II, L.P. (Steel) beneficially owns approximately 19.5% of our outstanding common stock. Two representatives of Steel were appointed to our Board of Directors in August 2006. In addition, four other entities individually own between 6% and 13% of our common stock. One of these, Pirate Capital, LLC, owns 12.8%. These entities, acting alone or together, may be able to significantly influence all matters requiring stockholder approval, including the election of directors and the approval of mergers and other business combination transactions, and they may exercise this ability in a manner that advances their best interests and not necessarily those of all other stockholders.

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

Our current customer base primarily consists of healthcare providers, representing approximately 97% of our revenues from continuing operations in fiscal 2006. Our business and growth strategy is largely dependent on continued demand for our services from healthcare providers and other industries we may target in the future, and on trends in those industries to purchase outsourced services such as linen management. A slowdown or reversal of the trend in the healthcare industry to outsource linen management services may harm our business, results of operations, growth prospects, and financial condition. Government healthcare reimbursement programs, such as Medicare or Medicaid, and third-party healthcare insurers have placed increasing pressure on healthcare providers to control operating costs by changing the basis of the provider’s reimbursement for medical services from actual cost to fixed reimbursement based upon diagnoses. This has, in turn, caused our healthcare customers to pursue aggressive cost containment measures with us and other third-party suppliers of goods and services. This pricing pressure has resulted in recent consolidation in the healthcare industry. This consolidation has decreased, and will continue to decrease, the potential number of customers for our services, thereby providing customers with additional leverage to negotiate lower pricing from us. Any future consolidation in the industry may further increase this leverage and harm our results of operations.

We face considerable pricing pressures from our customers, particularly from large national, regional or local healthcare organizations and group purchasing organizations. If we are not able to maintain or improve our operating margins due to these pressures or otherwise, our results of operations may be harmed.

We face significant pricing pressures arising from our customers’ desire to decrease their operating costs, from consolidation in the healthcare industry, and from other competitors operating in our targeted markets. Pricing pressure is particularly pronounced when we compete for new customers and when we negotiate for an extension of the term of an agreement with an existing customer. Some of our customers are part of large national, regional or local healthcare organizations that require their affiliates to purchase services from a limited number of preferred vendors or through a group purchasing organization. These trends have increased pricing pressures on our contracts with these customers. Pricing pressures may also be more pronounced during periods of economic uncertainty. Accordingly, improvement, or even maintenance of our operating margins depends on our ability to continually improve our capacity utilization and reduce our operating costs, and provide delightful customer service to reduce price sensitivity. If we are not able to achieve sufficient improvements in efficiency to adequately compensate for pressures on our pricing or reduce price sensitivity via delightful service, our results of operations will be harmed.

The length and pricing terms of our customer contracts may constrain our ability to recover inflationary costs and to make a profit.

Our customer contracts generally range from three to five years in length. Most of our contracts have pricing escalators tied to inflation indexes, but the total amount by which our prices may be increased are sometimes capped on an annual and/or aggregate basis. In addition, some of our contracts only permit us to raise prices once a year, so inflation may rise throughout the course of a year and we may not be able to raise our prices until the end of that year. The terms of these contracts require us to guarantee the price of the services we provide and assume the risk that our costs to perform services and provide products will be greater than anticipated.

Any cost increase to us in performing these contracts may expose us to diminished operating margins or losses. These costs may be affected by a variety of factors, some of which may be beyond our control.

Our contracts may not contain clauses sufficient to cover cost increases. If we are not able to recoup some or all of the cost increases we may experience, our results of operations may suffer.

Our operations utilize a large amount of natural gas, electricity, gasoline and diesel fuel, and our energy purchases vary as to price, payment terms, quantities and timing. Our energy costs are also affected by various market factors including the availability of supplies of particular forms of energy, energy prices and local and national regulatory decisions. The energy surcharge clauses in our contracts may not permit us to increase our prices to keep pace with energy cost increases we may experience. While we have instituted operational hedging models that seek to capture pricing opportunities in the energy markets and lock in natural gas prices as customer contracts are signed, we may not be fully protected against substantial changes in the price or availability of energy sources and we may not be able to offset these increases with higher prices charged to our customers. Our operations also use a large amount of water which we purchase, along with sewer service for the wastewater, from local water and sewer utilities that are often municipally owned. We are dependent upon these water and sewer utilities to provide uninterrupted water and sewer services for our continued operations and we are subject to the possibility of significantly increased costs for water and sewer services to the extent that these entities face financial difficulties, whether as a result of budget cuts or otherwise. We could also face higher costs if there are maintenance or capacity constraint issues within the municipal systems by which we are served.

A significant portion of our revenues is derived from operations in a limited number of markets. Recessions, spikes in costs or natural disasters in these markets may harm our operations.

A significant portion of our revenues is derived from our operations in a limited number of states and regions. Revenues generated from operations in California and Arizona accounted for approximately 40% of our revenues in fiscal 2006. Any economic weakness in these or our other key markets may harm our business.

In addition, workers’ compensation costs in California are significantly higher than they are in most other states and, as a result, account for a disproportionately large amount of our workers’ compensation expense. Legislation has been passed in California that has provided some relief to employers in the state. However, the relief with respect to workers’ compensation claims has resulted in an increase in the number of workers’ compensation-related civil suits that have been brought against employers. If current legislation is repealed or modified in the future, it may significantly increase our costs of doing business and harm our results of operations. The ongoing impact of legislation in California and our other large markets could adversely affect our cost of doing business.

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

Our success is largely dependent on our ability to recruit, hire, train and retain qualified employees. Our business is labor intensive and, as is typical for our industry, continues to experience relatively high personnel turnover. Increases in our employee turnover rate could increase our recruiting and training costs and decrease our operating efficiency and productivity. Also, the addition of new customers may require us to recruit, hire, and train personnel at accelerated rates. We may not be able to successfully recruit, hire, train, and retain sufficient qualified personnel to adequately staff our existing business or future growth, particularly when we undertake new customer relationships for which we have not previously provided services. In addition, as labor-

related costs represented approximately 43% of revenues in fiscal 2006, labor shortages or increases in wages (including minimum wages as mandated by federal and state governments, employee benefit costs, employment tax rates, and other labor-related expenses) may cause our business, results of operations, and financial condition to suffer. Furthermore, wages may be driven up with additional unionization of our work force. As wage rates, health insurance costs and workers’ compensation costs increase, we may not be able to timely offset these increases with higher prices charged to our customers.

Any increase in the cost of linens and textiles which is not recovered may affect our operating results.

During fiscal 2006 we purchased over $88.0 million of linens and other textiles that we rent to customers. Significant increases in the price of cotton may result in higher linen costs and, consequently, have an adverse effect on our earnings if we are not successful in offsetting such increases, either through cost reduction efforts or adjustment in prices for our services.

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

Our operating costs may increase or work stoppages may occur if we are unable to negotiate collective bargaining agreements with the unions representing our employees.

Approximately 75% of our employees, principally at our service centers, are represented by unions. Collective bargaining agreements with unions representing our employees are typically three years in duration and have staggered expiration dates over consecutive years. Any work interruptions or stoppages may significantly harm our business, results of operations, and financial condition and may have a material impact on our financial results. In addition, a small number of customers or potential customers have chosen not to do business with us as a result of their concerns related to potential or perceived problems that they attribute to having a predominantly unionized workforce.

In order to minimize the potential effect of coordinated or concerted work stoppages, UNITE HERE agreements, representing approximately 68% of our workforce, expressly prohibit employees from engaging in sympathy strikes and have coordinated expiration dates designed to restrict the number of contracts that can expire during any given month and within the same quarter.

We are primarily self-insured with respect to health insurance and workers’ compensation. If our reserves for health insurance and workers’ compensation claims and other expenses are inadequate, we may incur additional charges if the actual costs of these claims exceed the amounts estimated.

Because of high deductibles on our casualty and health insurance policies, we are effectively self-insured with respect to this coverage. Employee health claims are self-insured except to the extent of stop-loss coverage on large claims. In our financial statements, we maintain a reserve for health insurance and workers’ compensation claims using actuarial estimates from third-party consultants and historical data for payment patterns, cost trends and other relevant factors. We evaluate the accrual rates for our reserves regularly throughout the year and we have in the past made adjustments as needed. Due to the uncertainties inherent in the actuarial process, the amount reserved may differ from actual claim amounts and we may be required to further adjust our reserves in the future to reflect the actual cost of claims and related expenses. If the actual cost of such claims and related expenses exceeds the amounts estimated, we may be required to record additional charges for these claims and/or additional reserves may be required.

An insurance company with which we have previously done business is in financial distress. If our insurer does not fulfill their obligations, we may experience significant losses.

We sold our pre-1999 workers’ compensation claims exposure to Kemper Insurance Company (Kemper) in fiscal 1999. While many claims have been resolved, there are still a number outstanding at the present time. Many insurance carriers have encountered unfavorable claims experience and loss of their own reinsurance coverage. As a result, many of these carriers are in substantially weakened financial condition, including Kemper. In the event that Kemper files for protection with the bankruptcy court, any outstanding claims previously sold to Kemper, in addition to deposits that have been made to Kemper on claims since fiscal 1999 and amounts in excess of the deductible for claims with Kemper since fiscal 1999 may become our responsibility to the extent not covered by state guaranty associations and may have a detrimental effect on our results. We estimate our exposure to be $0.9 million as of January 27, 2007.

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

  the timing of investments in new facilities, equipment and technology;

  the need to invest in labor-saving and energy-efficient equipment;

  the number and timing of acquisitions and other strategic transactions; and

  the costs associated with our expansion, if any.

We believe that our cash flows from operations and borrowing capacity under our bank credit facility and life insurance policies will be sufficient to fund our working capital and capital expenditure requirements for the foreseeable future; however, these funds may not be sufficient to fund all of our activities in the future. As a result, we may need to raise additional funds, and such funds may not be available on favorable terms, or at all. If we cannot raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements, which may harm our business, results of operations, and financial condition.

An increase in interest rates may negatively impact our operating results.

As of January 27, 2007, $75.3 million of the $85.3 million outstanding under our credit facility was subject to a variable interest rate. Of the $30.7 million in life insurance policy loans outstanding as of January 27, 2007, a total of $24.8 million of these loans bore interest at variable rates. An increase in interest rates may negatively impact our financial condition and results of operations.

If our goodwill and other intangible assets become impaired, we will be required to write down their carrying value and incur a charge against income.

At January 27, 2007, our goodwill and other intangible assets, net of accumulated amortization, was approximately $87.4 million. We acquired the majority of our goodwill and other intangible assets in our acquisitions. At least once every year and more often as we deem necessary, we review whether these assets have been impaired. If these assets become impaired, we will be required to write down their carrying value to the current fair value of the assets and to incur charges against our income equal to the amount of the writedown. These charges, while cash neutral, will decrease our reported net income in the period in which we take them and may harm our financial condition and results of operations.

We are subject to numerous federal, state, and local regulatory requirements involving employees, including those covering employment, wage and hour and occupational health and safety issues. Any changes to existing regulations or new laws may result in significant, unanticipated costs.

Our facilities are, and any operations we may acquire in the future will be, subject to various federal, state, and local regulatory requirements, including employment rules; wage and hour laws (including minimum wage, workers’ compensation and unemployment insurance); and occupational health and safety regulations. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. We believe that our facilities are currently in compliance with applicable regulatory requirements in all material respects, although future expenditures may be necessary to comply with changes in these laws and to otherwise improve or enhance our policies and procedures pursuant to those applicable regulatory requirements.

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

From time to time, we are subject to audit by various governmental authorities to determine our compliance with a variety of occupational health and safety regulations. We may, from time to time, incur fines and other losses or negative publicity with respect to any such violation. In addition, some or all of these claims may also give rise to civil litigation, which could be costly, time-consuming for our management team, and could harm our business. Our insurance coverage may not be sufficient in amount or scope to cover all the types of liabilities that we may incur, which may result in significant costs to us. If any such incidents occur and we are not able to resolve them favorably, we may be subject to civil fines or criminal penalties and abatement costs (including possible business interruption costs).

We may be subject to costly and time-consuming product liability or personal injury actions that would materially harm our business.

One of the services we offer is providing sterile linen items to our customers. If those items or any of our products such as linen, towels, or patient gowns were cross-contaminated within our facilities we may be exposed to potential product liability risks. We take every precaution to prevent such occurrences through quality control procedures we have developed, but it is possible that contamination may occur through sabotage or human error. We may be held liable if customers or their patients using our products are injured. Product liability insurance is generally expensive, if available at all, and our present insurance coverage may not be adequate. We may not be able to obtain adequate insurance coverage at a reasonable cost in the future.

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

Our facilities are subject to various federal, state and local laws and regulations, including the federal Clean Water Act, Clean Air Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and Liability Act and similar state statutes and regulations. In particular, we use and must dispose of wastewater containing detergent and other residues from the laundering of linens and other products through publicly operated treatment works or sewer systems and are subject to volume and chemical discharge limits and penalties and fines for non-compliance. Under environmental laws, as an owner, lessee or operator of our facilities we may be liable for the costs of removal or remediation of hazardous or toxic substances located on or in or emanating from our owned, leased or operated property, as well as related costs of investigation and property damage. Liability may be imposed upon us without regard to whether we knew of or were responsible for the presence of hazardous or toxic substances. Locations which we own, lease or operate or which we may acquire, lease or operate in the future may have been operated in a manner that may not be in compliance with environmental laws and regulations and these future uses or conditions may result in the imposition of liability upon us under such laws or expose us to third party actions such as tort suits. In addition, such regulations may limit our ability to identify suitable sites for new or expanded service centers. In connection with our operations, hazardous or toxic substances may migrate from properties on which we operate, or which were operated by companies we acquired, to other properties. We may be subject to significant liabilities to the extent that human health is damaged or the value of such properties is diminished by such migration. Although we conduct environmental due diligence on properties which we acquire, lease or operate, including in some cases having Phase I environmental audits conducted, because of the difficulty in detecting some environmental conditions, we may not have discovered all environmental conditions on those properties. In addition, some of our properties contain underground storage tanks. Although we have been working to remove these tanks from our properties and are not aware of any material remediation arising from them, the presence of these tanks on our properties may result in environmental liabilities being imposed on us.

We have contingent liabilities on guarantees of leases for some of our former retail store locations. We also have received an unsecured junior subordinated promissory note from the acquiring company of our former retail business.

As a term of the sale of our retail business in July 2004, we agreed to guarantee payments due under leases for 103 of the retail stores operated by our former retail business until the end of the current term of each lease. As of January 27, 2007, we are guarantor on 54 remaining leases and our maximum aggregate potential liability under these leases is approximately $8.3 million. If we were required to make significant payments under these leases and were unable to recoup them from the buyer of the retail business, our results of operations and financial condition may be harmed. We also received an unsecured junior subordinated promissory note for approximately $4.0 million of the purchase price for our former retail business. The payment of this note is subordinated to the bank indebtedness which the buyer of the retail business incurred in connection with its acquisition of that business. We are currently carrying this note on our balance sheet at $3.6 million, which reflects a discount of $1.0 million made on the note at the time of the sale accreted through January 27, 2007.

A declining stock market and lower interest rates negatively affect the value of our defined benefit pension assets and the defined benefit pension assets of the union-sponsored multi-employer plans to which we contribute and may harm our financial position.

We have a defined benefit pension plan covering a portion of our non-union employees. Also, pursuant to provisions of collective bargaining agreements that cover union workers in many of our facilities, we contribute to union-sponsored multi-employer pension plans for the benefit of these employees. If future returns from the stock market and other investments are insufficient and these pension plans become underfunded, we may be required to increase our contributions in future years to satisfy any such underfunding. Also, specified events such as sales or closings of facilities may trigger withdrawal liability under the multi-employer plans into which we contribute, which may also require us to make substantial additional payments into such plans.

Our bank credit facility requires that we meet specified levels of financial performance. In the event we fail either to meet these requirements or have them waived, we may be subject to penalties and we may be forced to seek additional financing.

Our bank credit facility contains strict financial covenants. Among other things, these covenants require us to maintain specified ratios of earnings to fixed expenses and debt to earnings, as well as specified minimum net worth levels. Our lenders may not consent to amendments to these covenants on commercially reasonable terms in the future if we require such relief. In the event that we do not comply with the covenants and our lenders do not consent to such non-compliance, we will be in default of our loan agreement, which may subject us to penalty rates of interest and acceleration of the maturity of the outstanding balances. In addition, our credit facility is secured by certain real estate, equipment, inventory and accounts receivable. A significant decline in the value of collateralized assets could put us in default of our loan agreement. In the event of a default under our credit facility, we may be required to seek additional sources of capital to satisfy our liquidity needs. These additional sources of financing may not be available on commercially reasonable terms or at all. Even if they are available, these financings may result in the dilution of our stock’s value to our existing shareholders.

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

Our growth plan may include the strategic acquisition of selected business facilities, customer contracts and other assets. Our inability to integrate acquired companies, business facilities, customer contracts or other assets successfully may render us less able to obtain the expected returns from our acquisitions and harm our results of operations and financial condition.

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

Also, while we have structured most of our recent acquisitions as asset purchases, we may fail to discover liabilities of any acquired companies for which we may be responsible as a successor owner or operator in spite of any investigation we make prior to the acquisition. Such discoveries may divert significant financial, operational and managerial resources from our existing operations, and make it more difficult to achieve our operating and strategic objectives. The diversion of management attention, particularly in a difficult operating environment, may affect our results.

One component of our growth strategy relies on our ability to continue to identify and acquire suitable acquisition candidates. To the extent we are unable to continue to identify and acquire such candidates on terms acceptable to our Board of Directors, our growth will slow.

We may not be able to identify suitable future acquisition candidates, or acquire them on commercially reasonable terms, or at all. In addition, we may not be able to obtain necessary financing for acquisitions. Such financing may be restricted by the terms of our loan agreement or it may be more expensive than our current debt. Moreover, although our current loan agreement provides for borrowing up to 3.5 times debt to EBITDA, our Board has established a long-term target debt to EBITDA of 3.0X. When debt exceeds this level, the Board may postpone acquisition activity. The amount of such debt financing for acquisitions may be significant and the terms of such debt instruments may be more restrictive than our current covenants. In addition, competitors for acquisitions, some of which may have substantially greater financial resources at their disposal, may increase the cost of acquisitions to us or make it impossible for us to make acquisitions within our strategic guidelines, if at all. If we do make additional acquisitions, any benefits anticipated from our acquisition strategy may not actually be realized.

Item 1B. Unresolved Staff Comments

Not applicable.

Available Information

We make available free of charge on or through our web site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Our web site is www.angelica.com.

In addition, we have adopted a Code of Conduct and Ethics that applies to our senior executive and financial officers pursuant to Section 406 of the Sarbanes-Oxley Act of 2002. This code, as well as charters relating to our Audit Committee, Compensation and Organization Committee and Corporate Governance and Nominating Committee, are available free of charge on or through our web site. In the event of any amendments to, or waivers from, provisions of the Code of Conduct and Ethics, we will satisfy the disclosure requirement under the Securities and Exchange Act of 1934, as amended, by posting the amendments or waivers on our web site in lieu of filing a report of such events on Form 8-K.

The Company timely submitted its annual certification by the Chief Executive Officer to the New York Stock Exchange (NYSE) within 30 days of its Annual Meeting of Shareholders in 2006. The certification stated the Company’s compliance with the NYSE’s corporate governance listing standards without qualification.

Item 2. Properties

A list of our principal facilities as of January 27, 2007, follows. No individual property, owned or leased, is of material significance to our operations or total assets, although relocating any facility would create temporary diseconomies. In our opinion, all such facilities are maintained in good condition and are adequate and suitable for the purposes for which they are used. All properties are owned unless otherwise indicated.

Laundries

Antioch, CA	Hempstead, NY (leased)	Rockmart, GA
Ballston Spa, NY	Holly Hill, FL	Sacramento, CA (leased)
Batavia, NY	Houston, TX	San Diego, CA
Chicago, IL	Lorain, OH	San Fernando, CA
Colton, CA	Los Angeles, CA	Somerville, MA (leased)
Columbia, SC	Ooltewah, TN	Stockton, CA
Dallas, TX	Orange, CA	Tampa, FL
Durham, NC	Pawtucket, RI	Turlock, CA (leased)
Edison, NJ	Phoenix, AZ	Worcester, MA (leased)
Fresno, CA	Pomona, CA

As of January 27, 2007, our operations were located in 16 states, and consisted of 29 laundry service centers, owned and leased, plus warehouse facilities and depots. Our laundry facilities are generally not fully utilized, although most of them operate on a multi-shift basis. While some of our facilities are operating at near full capacity, output of several of our facilities could be increased with the installation of additional equipment.

Item 3. Legal Proceedings

We are not a party to, and none of our property is the subject of, any material pending legal proceeding other than ordinary routine litigation incidental to the business. Management believes that liabilities, if any, resulting from pending routine litigation in the ordinary course of our business should not materially affect our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

Information with respect to matters submitted to a vote of security holders in the fourth quarter of our 2006 fiscal year was previously reported in our Form 10-Q for the quarter ended October 28, 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the symbol “AGL.” The following table sets forth the high and low sale prices of our common stock and the dividends per share paid during each of the quarterly periods in the two-year period ended January 27, 2007.

	Year Ended January 27, 2007			Year Ended January 28, 2006
	High	Low	Dividend	High	Low	Dividend
First quarter	$21.10	$16.65	$0.11	$30.60	$26.76	$0.11

Second quarter	20.74	14.90	0.11	27.50	23.80	0.11

Third quarter	20.45	14.99	0.11	25.85	13.40	0.11

Fourth quarter	28.25	19.14	0.11	17.47	13.26	0.11

There were 960 shareholders of record as of March 30, 2007. Our Board of Directors regularly reviews our dividend policy. Dividends to be paid in the future are dependent on our earnings, financial condition and other factors.

See Item 12 for information related to securities authorized for issuance under equity compensation plans.

Item 6. Selected Financial Data

The following selected financial data are derived from our audited consolidated financial statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in the Form 10-K.

FINANCIAL SUMMARY - 5 YEARS (UNAUDITED)
Angelica Corporation and Subsidiaries

For Years Ended (Dollars in thousands, except per share amounts)	January 27, 2007	January 28, 2006	January 29, 2005	January 31, 2004	January 25, 2003
OPERATIONS

Revenues	$425,735	$418,357	$308,034	$283,319	$263,823

Gross profit	61,935	54,057	48,769	53,782	51,490

Operating expenses and other, net, excluding interest expense	(50,176)	(46,131)	(34,225)	(37,549)	(36,631)

Interest expense	(9,412)	(7,198)	(1,356)	(714)	(2,780)

Loss on early extinguishment of debt	—	—	—	—	(6,783)

Income from continuing operations before income taxes	2,347	728	13,188	15,519	5,296

Income tax benefit (provision)	1,286	1,591	(2,440)	(4,356)	(722)

Income from continuing operations	3,633	2,319	10,748	11,163	4,574

(Loss) income from discontinued operations, net of tax	—	(1,286)	(1,369)	(1,960)	2,023

Loss on disposal of discontinued operations, net of tax	—	(785)	(3,018)	—	(6,662)

Net income (loss)	$3,633	$248	$6,361	$9,203	$(65)

PER SHARE DATA

Diluted income from continuing operations	$0.39	$0.25	$1.18	$1.25	$0.52

Diluted loss from discontinued operations	—	(0.22)	(0.48)	(0.22)	(0.53)

Diluted net income (loss)	0.39	0.03	0.70	1.03	(0.01)

Cash dividends paid	0.44	0.44	0.44	0.41	0.34

Common shareholders’ equity	$16.00	$16.08	$16.69	$16.51	$16.00

RATIOS AND PERCENTAGES

Current ratio (current assets to current liabilities)	1.4 to 1	1.4 to 1	1.7 to 1	1.8 to 1	2.0 to 1

Total debt to total debt and equity	36.7%	36.4%	31.1%	11.8%	13.0%

Gross profit margin	14.5%	12.9%	15.8%	19.0%	19.5%

Effective tax rate (continuing operations)	(54.8)%	(218.6)%	18.5%	28.1%	13.6%

Net income margin from continuing operations	0.9%	0.6%	3.5%	3.9%	1.7%

Return on average shareholders’ equity	2.4%	0.2%	4.3%	6.4%	(0)%

Return on average total assets	1.1%	0.1%	2.4%	4.0%	(0)%

OTHER SELECTED DATA

Working capital	$31,781	$28,497	$36,525	$37,849	$46,391

Additions to property and equipment	7,359	19,434	14,977	22,439	11,750

Depreciation and amortization	19,641	19,542	13,194	10,618	9,143

Cash flows from operating activities of continuing operations	4,169	20,438	17,514	23,861	16,836

Cash flows from investing activities of continuing operations	(256)	(62,874)	(72,180)	(37,889)	(14,188)

Cash flows from financing activities of continuing operations	(1,826)	42,384	44,836	(2,847)	(53,494)

Long-term debt, including current maturities	85,396	85,415	68,230	19,545	20,811

Total assets	$336,305	$331,428	$288,953	$235,781	$228,284

Average number of shares of common stock outstanding, adjusted for dilutive effects	9,232,046	9,275,246	9,124,537	8,957,996	8,822,785

Approximate number of associates	6,400	6,600	6,100	5,700	5,400

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Any forward-looking statements made in this document reflect our current views with respect to future events and financial performance and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that may cause actual results to differ materially from those set forth in these statements. These potential risks and uncertainties include, but are not limited to, competitive and general economic conditions, the ability to retain current customers and to add new customers in competitive market environments, competitive pricing in the marketplace, delays in the shipment of orders, availability of labor at appropriate rates, availability and cost of energy and water supplies, the cost of workers’ compensation and healthcare benefits, the ability to attract and retain key personnel, our ability to recover our seller note and avoid future lease obligations as part of our sale of our former Life Uniform division, our ability to execute our operational strategies, unusual or unexpected cash needs for operations or capital transactions, the effectiveness of our initiatives to reduce key operating costs as a percent of revenues, the ability to obtain financing in required amounts and at appropriate rates and terms, the ability to identify, negotiate, fund, consummate and integrate acquisitions, and other factors which may be identified in our filing with the Securities and Exchange Commission.

OVERVIEW

Angelica is a leading provider of outsourced linen management services to the healthcare industry in the United States. We offer comprehensive linen management services to the U.S. healthcare industry, including hospitals, long-term care facilities, surgery centers, medical clinics, and other medical providers. Among the items that we clean and provide, on either a rental or customer-owned basis, are bed linens, towels, gowns, scrubs, surgical linens and surgical packs, as well as mops, mats and other dust control products. To a more limited extent, we also provide linen management services to customers in the hospitality business. Currently, we operate 29 laundry service centers in sixteen states and serve customers in 23 states.

Since July 2004 our continuing operations have consisted exclusively of linen management services delivered primarily to the healthcare industry. In fiscal 2006, healthcare linen services represented approximately 97% of our revenues, with 3% of revenues from other linen service markets.

Although our fiscal year has not changed, we changed the terminology describing our fiscal year in February 2004. We now, and retroactively, refer to the fiscal year by the calendar year in which the first 11 months of the fiscal year fall. Fiscal year 2006 started on January 29, 2006 and ended on January 27, 2007, fiscal year 2005 started on January 30, 2005 and ended on January 28, 2006, and fiscal year 2004 started on February 1, 2004 and ended on January 29, 2005.

Revenues are recognized at the time the service is provided to the customer. Our revenues have grown from $263.8 million in fiscal 2002 to $425.7 million in fiscal 2006, or 61.4% over the four-year period. While a portion of our growth has been achieved organically by expanding relationships with existing customers and adding new customers, we began adding to this growth with acquisitions in fiscal 2003. Going forward, we expect to accelerate our annual organic growth rate to 7%-10% through the customer-focused programs described herein, and to potentially supplement this growth with additional acquisitions consistent with Board-approved debt guidelines.

Our acquisition program is focused on healthcare laundry services currently owned either by hospitals or competitors. Since we seek to concentrate our service centers in clusters enabling us to better service our customers and providing us with economies of scale, we primarily look for opportunities within or around our existing markets, especially opportunities to consolidate volume into our existing facilities. Although we may expand geographically via acquisition, this will most likely be on the fringes of existing service areas. In evaluating acquisition opportunities, we consider strategic value, projected earnings before interest, taxes, depreciation and amortization (EBITDA), impact on earnings per share, return on net assets and internal rate of return.

Cost of services are recognized and recorded as incurred. Over the last five years, our cost of services as a percent of revenues have ranged from a low of 80.5% in fiscal 2002 to a high of 87.1% of revenues in fiscal 2005, primarily due to the volatility of energy costs. The major components of our cost of services are:

  Linen depreciation, which represented 16.5% of revenues in fiscal 2006, versus 17.0% in fiscal 2005;

  Direct and indirect production labor and fringe benefit costs, which represented 34.3% of revenues in fiscal 2006 and 34.6% of revenues in fiscal 2005;

  Utilities, which represented 9.8% of revenues in fiscal 2006 and fiscal 2005. This includes natural gas, which was 6.0% of revenues in fiscal 2006 and 5.6% in fiscal 2005; and

  Delivery expenses, which represented 13.7% of revenues in fiscal 2006 versus 14.1% in fiscal 2005. This includes delivery fuel expense which was 2.1% of revenues in fiscal 2006 compared with 1.9% in fiscal 2005.

In fiscal 2006 we continued implementing our operations process improvement project that is expected to lower our cost of services through more efficient operations and best practices implementation. In addition, we plan to reduce cost of services by continuing to improve linen and natural gas procurement, implementing new delivery planning and routing technology, and making capital investment in our facilities to increase labor productivity and reduce energy utilization. After successful testing, in fiscal 2006 we began expanding a global positioning system and delivery software capabilities to all of our service centers. We expect this to be fully functional in all service centers in the first quarter of fiscal 2007. In addition, we have instituted a standardization process for purchasing linens and changed our energy hedging policy to an operational model from an economic model, allowing us to take advantage of longer term buying opportunities for natural gas in the future. Since October 2005 we have entered into futures contracts to reduce our exposure to volatility in natural gas prices. These contracts, combined with existing fixed price contracts for the physical delivery of natural gas, effectively fix the cost for approximately 69% of our total natural gas requirements for fiscal 2007, and 48% and 19% for fiscal 2008 and fiscal 2009, respectively. We will continue to seek either customer contract pricing that is variable with energy costs or attractive natural gas purchasing opportunities with a goal of locking in natural gas prices and quantities for periods that roughly match up with customer contract expirations when contracts provide inadequate protection against rising prices.

Over the past four years, our gross profit has grown from $51.5 million in fiscal 2002 to $61.9 million in fiscal 2006. During this period, gross margin has ranged from 12.9% in fiscal 2005 to 19.5% in fiscal 2002. Our goal of reaching a 20% gross margin by fiscal 2008 will be impacted by a number of factors, including our ability to obtain price increases equal to the inflationary pressures we experience. While the majority of our customer contracts have inflation pricing escalator clauses based on various Consumer Price Indexes, or CPI, the aggregate annual price increases are sometimes capped and the costs listed above affect us to a greater degree than the CPI, as they comprise a much larger part of our cost structure. In addition, mounting pressure on our healthcare customers to contain costs has somewhat curtailed our ability to negotiate price increases in line with inflation. We cannot predict the degree to which we will be affected by future energy availability or costs, but we believe our energy hedging policy will allow us to lessen our energy cost volatility and take advantage of pricing opportunities in the energy market in the future.

Selling, general and administrative, or SG&A, expenses include all other operating expenses not included in cost of services, including those related to sales and marketing, human resources, accounting, information systems, and other administrative functions not allocable to individual customers. In fiscal 2006, SG&A expenses were $51.3 million, representing 12.1% of revenues compared with $50.1 million, or 12.0% of revenues in fiscal 2005. Of the fiscal 2006 SG&A expense, $31.3 million was attributable to our 29 service centers and $20.0 million was attributable to our Atlanta and St. Louis corporate offices. We expect SG&A expense to continue to decline as a percent of revenues as we continue to grow our business organically and through acquisition and spread the fixed components of these costs over a larger revenue base.

Our revenues experience modest seasonality in the fourth quarter of our fiscal year due to declines in hospital census counts and outpatient procedures around holiday weeks, as patients typically choose not to schedule elective procedures and physicians take vacations. We estimate that this typically results in fourth quarter revenues from existing customers being approximately 2%-3% less than in the third quarter.

Our business is also impacted by some seasonality associated with two major cost areas — production labor and natural gas costs. Production labor costs typically rise in the fourth and first quarters as a percentage of revenues, as holiday pay and overtime associated with holidays increase fourth quarter labor costs and most of our labor contract wage increases take effect in the first quarter. Natural gas costs also increase in the winter months included in the fourth and first quarters, reflecting natural gas pricing and usage in the winter months. These two costs typically are 1% to 3% of revenues higher in the fourth and first quarters than in the second or third quarters.

RESULTS OF CONTINUING OPERATIONS

	Fiscal Year Ended (dollars in thousands)
	January 27, 2007		January 28, 2006		January 29, 2005
Revenues	$425,735	100.0%	$418,357	100.0%	$308,034	100.0%
Cost of services	363,800	85.5%	364,300	87.1%	259,265	84.2%
Gross profit	61,935	14.5%	54,057	12.9%	48,769	15.8%
Selling, general and administrative
expense	51,306	12.1%	50,092	12.0%	37,721	12.2%
Amortization of other acquired assets	4,281	1.0%	4,036	1.0%	906	0.3%
Other operating income, net	2,987	0.7%	6,384	1.5%	1,743	0.6%
Income from operations	9,335	2.2%	6,313	1.5%	11,885	3.9%
Interest expense	9,412	2.2%	7,198	1.7%	1,356	0.4%
Non-operating income, net	2,424	0.6%	1,613	0.4%	2,659	0.9%
Income before income taxes	2,347	0.6%	728	0.2%	13,188	4.3%
Income taxes	(1,286)	-0.3%	(1,591)	-0.4%	2,440	0.8%
Income from continuing operations	$3,633	0.9%	$2,319	0.6%	$10,748	3.5%

ANALYSIS OF FISCAL 2006 CONTINUING OPERATIONS COMPARED TO 2005

Revenues of $425.7 million in fiscal 2006 increased $7.4 million, or 1.8%, from fiscal 2005. Organic growth from net new business additions and price increases contributed $12.6 million of the increase, representing an organic growth rate of 3.5%. Fiscal 2005 acquisitions contributed $11.4 million of the increase, which was more than offset by the loss of $16.6 million of revenues due to the sale of non-healthcare customer accounts in fiscal 2005 and 2006. Healthcare revenues increased by 6.6% in fiscal 2006 to $411.3 million, while non-healthcare revenues decreased 55.6% from fiscal 2005, due primarily to the sales of the non-healthcare accounts in California and Texas. As part of our long-term strategy to concentrate marketing efforts on customers in the healthcare industry, we anticipate a continued decline in non-healthcare revenues as a percent of total revenues in future periods.

Cost of services of $363.8 million in fiscal 2006 decreased $0.5 million or 0.1% from fiscal 2005 as normal inflationary increases for labor and higher natural gas costs were more than offset by favorable experience in several other cost categories. The change in the estimated useful life of linens, as discussed below in Critical Accounting Policies and Judgments–Linens in Service, offset increased linen purchases and resulted in a decrease in linen depreciation as a percentage of revenues, from 17.0% in fiscal 2005 to 16.5% in fiscal 2006.

Initiatives put into place in recent years to create a safer work environment led to favorable workers’ compensation experience over the prior year, as related expense decreased from $9.5 million, or 2.3% of revenues, in fiscal 2005 to $7.6 million, or 1.8% of revenues, in fiscal 2006. An increase in delivery fuel expense of $0.8 million was more than offset by cost savings recognized from transferring several customer accounts among service centers to increase efficiency, resulting in a decrease in total delivery expenses as a percent of revenues from 14.1% in fiscal 2005 to 13.7% in fiscal 2006.

Current year organic revenue growth and pricing improvements, along with cost of services which were essentially flat year over year, allowed gross margin to increase to 14.5% in fiscal 2006 from 12.9% in the prior year.

Selling, general and administrative (SG&A) expenses of $51.3 million increased $1.2 million, or 2.4%, from fiscal 2005, while remaining fairly constant at 12.1% of revenues in fiscal 2006 as compared to 12.0% of revenues in fiscal 2005. The increase in SG&A expenses resulted primarily from an increase in professional fees of $1.3 million related to our operations process improvement implementation and financial consulting projects, an increase in legal and shareholder relation expenses of $0.6 million associated with the Board of Directors’ Special Committee, $0.6 million in higher incentive compensation accruals, and $0.4 million of higher life insurance expense net of dividends. In fiscal 2005 SG&A expenses included $0.7 million related to the union corporate campaign, $0.4 million associated with our evaluation of alternatives to our then existing debt structure, and $0.4 million due to changes in our senior management.

Amortization expense increased 6.1% from fiscal 2005 to $4.3 million in fiscal 2006, reflecting the full-year impact of amortization of intangible assets acquired in the Royal acquisition in March 2005 and the Bob White acquisition in August 2005.

In fiscal 2006 we reported other operating income of $3.0 million, reflecting gains from the sale of three parcels of real estate and a settlement received from the lawsuit that was initiated in connection with the Vallejo eminent domain proceedings in fiscal 2005. In fiscal 2005 we reported other operating income of $6.4 million which included the net gain of $5.9 million on the sale of the San Diego, Stockton, and Long Beach, California non-healthcare accounts.

Interest expense in fiscal 2006 was $9.4 million, an increase of $2.2 million from the prior year. The increase resulted from a combination of higher interest rates and higher average borrowings. Interest rates increased from an average 5.7% per annum in fiscal 2005 to an average 7.5% per annum in fiscal 2006. At January 27, 2007, we had $85.3 million in total debt outstanding under a revolving loan agreement with a bank credit facility and $30.7 million of life insurance policy loans outstanding. A significant portion of our outstanding debt at January 27, 2007, bore interest at variable rates. We expect interest expense to decrease over the next fiscal year as we pay down our credit facility.

In fiscal 2006, we recorded non-operating income of $2.4 million, consisting primarily of a $1.7 million gain on the sale of real estate, interest income of $0.9 million, and a $0.2 million gain from the death benefit of a Company-owned life insurance policy, partially offset by a $0.3 million loss related to a natural gas derivative. In fiscal 2005, we recorded non-operating income of $1.6 million which included a $0.4 million distribution from the liquidation of the parent company of the issuer of life insurance policies we own and $0.4 million death benefits of Company-owned life insurance policies, along with interest on invested cash balances and notes receivable, and loss related to our natural gas hedge.

We recorded an income tax benefit of $1.3 million in fiscal 2006 and $1.6 million in fiscal 2005. Both years reflect the impact of deductions related to Company-owned life insurance policies and tax credits from employment programs. In addition, during fiscal 2006, we reversed a $0.3 million tax contingency reserve due to the expiration of the related tax statute.

Income from continuing operations increased $1.3 million, or 56.7%, in fiscal 2006, due primarily to the increase in gross profit as explained above, partially offset by the decrease in other operating income and increase in interest expense.

ANALYSIS OF FISCAL 2005 CONTINUING OPERATIONS COMPARED TO 2004

Revenues of $418.4 million in fiscal 2005 increased $110.4 million, or 35.8%, from fiscal 2004. Acquisitions during fiscal 2005 contributed $42.7 million of the revenue increase, offset in part by the loss of $6.2 million of revenues due to the sale of non-healthcare customer accounts. Fiscal 2005 benefited from a full year of revenues from acquisitions completed in fiscal 2004, which accounted for another $64.1 million of the revenue increase in fiscal 2005. Organic growth in revenues was $9.8 million, or 3.2%, due to an average 1.8% price increase, plus a 1.4% volume increase. Consistent with our strategic plan to concentrate marketing and acquisition efforts on customers in the healthcare industry, healthcare revenues increased by 40.0% in fiscal 2005 to $386.0 million. Non-healthcare revenues decreased 2.4% from fiscal 2004, due primarily to the sales of the non-healthcare accounts in San Diego, Long Beach and Stockton, California in fiscal 2005, and Daytona Beach, Florida in fiscal 2004. This decrease was partially offset by non-healthcare accounts obtained in our January 2005 acquisition of two Texas facilities from National Service Industries.

Cost of services of $364.3 million in fiscal 2005 increased $105.0 million or 40.5% from fiscal 2004. After adjusting for the increase in volume, utilities increased $5.5 million in fiscal 2005, due primarily to higher natural gas costs. Delivery fuel increased by $1.2 million compared with fiscal 2004, and direct labor expense increased $5.1 million due to higher wage rates and benefits and increased temporary labor. Competitive pressures in the marketplace limited our ability to offset these cost increases through higher customer pricing. In addition, annual CPI price increases on many existing contracts were not reflective of our underlying cost increases since the CPI indexes used in those contracts do not weight utilities costs and workers’ compensation and healthcare insurance expense in the same manner as these items are weighted in our actual cost of services. Due to the aforementioned factors, gross margin declined to 12.9% in fiscal 2005 from 15.8% in fiscal 2004.

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

In fiscal 2005, we recorded non-operating income of $1.6 million which includes a $0.4 million distribution from the liquidation of the parent company of the issuer of life insurance policies we own and $0.4 million of death benefits of Company-owned life insurance policies, along with interest on invested cash balances and notes receivable, and loss related to our natural gas hedge. We recorded non-operating income of $2.7 million in fiscal

2004, resulting mainly from gains of $1.5 million from the sale of real estate we owned in Miami, Florida from a facility that was closed in fiscal 2000, $0.6 million from death benefits on Company-owned life insurance policies, and $0.2 million received in a bankruptcy settlement of a receivable related to a former business.

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

DISCONTINUED OPERATIONS

Exit from St. Louis Market and Sale of Columbia, Illinois Facility (Fiscal 2005)

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

In the third quarter of 2005, we recorded both a goodwill writeoff of $0.9 million associated with the business of the Columbia facility and an asset impairment charge of $0.8 million related to the facility’s real estate and personal property. In January 2006, the real estate and personal property were sold for approximately $1.5 million in cash, resulting in an additional asset impairment charge of under $0.1 million. In connection with the sale of the facility’s assets, we recorded an after tax loss on disposal of $0.3 million for the 2005 fiscal year.

From the beginning of the 2005 fiscal year until the sale of the customer contracts in September 2005, the Columbia facility reported a net loss from operations of $1.3 million, as compared to a net loss from operations of $0.4 million for the full 2004 fiscal year. The loss from operations in fiscal 2005 includes $0.5 million in employee termination expenses. The net operating loss for each of the prior fiscal years has been included in net loss from discontinued operations.

Sale of Retail Segment (Fiscal 2004)

In February 2004, our Board of Directors approved a plan to exit and discontinue our retail segment. We completed the sale of our retail business at the end of the second quarter of fiscal 2004 and recorded a loss on disposal of the discontinued segment of $3.0 million net of tax in fiscal 2004. As part of the consideration for the sale, we received an unsecured, long-term note from the buyer with a face value of $4.0 million, which we discounted to its then estimated fair value of approximately 75% of face value. Although we believe that the discounted note is fairly valued, this note is not readily marketable and is subordinate to other outstanding debt of the buyer. Ultimately, the value of the note is dependent upon the success of the buyer in operating the purchased business.

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

From the beginning of the 2004 fiscal year until its ultimate sale in July 2004, we operated the retail division as a discontinued operation and we reported a net loss from operations of our retail business of $1.0 million during this partial period. This net operating loss for the first half of 2004 has been included in net loss from discontinued operations.

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

FINANCIAL CONDITION

As of January 27, 2007, working capital totaled $31.8 million as compared with $28.5 million in working capital at the end of fiscal 2005. The current ratio (i.e., the ratio of current assets to current liabilities) was 1.4 to 1 at the end of fiscal 2006 and fiscal 2005. The increase in working capital is due primarily to a higher balance in linens in service as explained below.

Accounts receivable decreased by $1.3 million in fiscal 2006 due primarily to the collection of a prior year receivable related to the sale of our Long Beach facility. Linens in service increased by $7.1 million as a result of a significant injection of linens into the system to increase our customer order fill rates. The decrease in total property and equipment of $9.8 million resulted primarily from the sale of our Rio Vista facility, depreciation expense, and lower capital expenditures.

Cash surrender value of life insurance at January 27, 2007, is presented net of approximately $22.4 million of life insurance policy loans outstanding. In addition to the $22.4 million of loans outstanding which are netted against the cash surrender value, we also had $8.3 million in life insurance policy loans outstanding which are considered current liabilities. Other long-term assets include the value of the note receivable in the principal amount of $4.0 million from the sale of our retail business which we carried at a discounted value of $3.6 million as of January 27, 2007. Although we believe the discounted note is fairly valued, this note is not readily marketable and is subordinate to other outstanding debt of the buyer. Ultimately, the value of the note is dependent upon the success of the buyer in operating the purchased business.

Accounts payable decreased $3.0 million in fiscal 2006 due to the timing of invoices in prior year. The increase in current liabilities related to our natural gas hedges was mostly offset by a decrease in insurance reserves.

Long-term debt of $85.3 million as of January 27, 2007, was slightly higher than the $85.1 million as of the previous year end. Other long-term liabilities of $2.7 million were an increase of $2.0 million from the prior year and consist primarily of liabilities related to our natural gas hedges. Our ratio of total debt to total capitalization as of January 27, 2007 was 36.7%, up slightly from 36.4% as of January 28, 2006. Book value per share decreased to $16.00 at the end of fiscal 2006 from $16.08 at the end of fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash flows provided by operating activities were $4.2 million in fiscal 2006, a decrease of $16.3 million from the prior year. The current year decrease resulted primarily from a $7.5 million increase in linen purchases to support our 100% order fill strategy, increased interest payments of $2.7 million reflecting both higher interest rates and higher borrowings (due to a full year of borrowings related to the Royal acquisition) and the pay down of accounts payable to more normal levels that used $2.4 million of cash. In addition, lower income tax refunds and an increase in required minimum contributions to our defined benefit pension plan contributed to the decline in cash flow from operating activities. For fiscal year 2007, we anticipate that increases in our required linen purchases will be consistent with growth in our business levels and that our interest payments will decline slightly from 2006. However, our required pension contributions are currently estimated to increase by $1.5 million in fiscal 2007.

Cash flows from investing activities included $8.0 million in capital expenditures, down from $18.4 million in the prior year as we implement best practices systemwide before incurring discretionary capital expenditures. During fiscal 2006, we received net proceeds of $8.0 million from the sales of various real estate properties and $0.7 million from the death benefits of two Company-owned life insurance policies. The gain on one of these death benefit proceeds was recognized in fiscal 2005. For fiscal year 2007, we expect capital expenditures to return to more normal levels, in the range of $12 million to $15 million.

Cash used in financing activities was $1.8 million in fiscal 2006 reflecting dividend payments of $4.2 million offset partially by the net proceeds of $1.8 million from life insurance policy loans and $0.6 million proceeds from stock option exercises.

Net cash used by discontinued operations in fiscal 2006 related primarily to termination payments made to union-sponsored multi-employer defined benefit plans.

Financing Arrangements

Our long-term bank borrowings are financed through a $150.0 million revolving credit facility under a loan agreement that matures on November 30, 2010. Amounts borrowed under the credit facility bear interest at a floating rate equal to either (i) LIBOR plus a margin, or (ii) a Base Rate, defined as the higher of either (a) the Federal Funds Rate plus 0.50% or (b) the Prime Rate. The margin for the LIBOR rate option is based on our ratio of “Funded Indebtedness” to “EBITDA,” as each is defined in the loan agreement, and may range from 2.0% to 2.75%. The LIBOR interest rate option may be selected for periods of 1 to 3 months, 6 months or 12 months. We have fixed the interest rate on $10.0 million of the credit facility borrowings with an interest rate swap agreement that extends through May 2007.

As of January 27, 2007, there was $85.3 million of outstanding debt under our credit facility secured by a first lien on all equipment, inventory and accounts receivable, and certain real estate. Of this amount, $10.0 million bore interest at a fixed rate of 3.58% pursuant to an interest rate swap agreement plus the LIBOR margin under the credit facility, which was 2.50% as of January 27, 2007. Of the remaining debt, $72.5 million bore interest at 5.32% under LIBOR contracts, plus a margin (2.50% as of January 27, 2007), and $2.8 million bore interest at 8.25%, the prime rate as of January 27, 2007. Furthermore, we had $13.4 million outstanding in irrevocable letters of credit as of January 27, 2007, which reduced the amount available to borrow under the line of credit to $18.9 million. These letters of credit are primarily issued to insurance carriers to secure our ability to pay our self-insured workers’ compensation liabilities. They automatically renew annually and may be amended from time to time based on collateral requirements of the carriers. We pay a fee on the outstanding letters of credit and unused funds based on the ratio of “Funded Indebtedness” to “EBITDA” as the terms are defined in the credit facility. As of January 27, 2007, the fee on the outstanding letters of credit and unused funds was 2.50% and 0.375%, respectively.

We are subject to certain financial covenants under our loan agreement. The covenants require us to maintain a minimum ratio of “EBITDA” to “Fixed Charges” (as defined in the loan documents) of no less than 1.05 to 1, increasing to 1.15 to 1 effective October 31, 2006, and a ratio of “Funded Indebtedness” to “EBITDA” of no more than 4.0 to 1, decreasing to 3.5 to 1 effective January 31, 2010. We are also required to maintain a consolidated net worth of $120.9 million plus an aggregate amount equal to 50% of quarterly net income beginning with the fourth quarter fiscal 2005 (with no reductions for net losses), and an asset coverage ratio of no less than 1 to 1. An amendment to the loan agreement was executed on July 28, 2006, that modified certain definitions related to the financial covenants. As of January 27, 2007, we were in compliance with all loan covenants.

On April 4, 2007, an amendment to the loan agreement was executed to reduce the revolving credit facility from $150.0 million to $125.0 million and to change our loan covenant requirement for “Funded Indebtedness” to “EBITDA” from a maximum ratio of no more than 4.0 to 1 to 3.5 to 1. In addition, the margin for the LIBOR interest rate option under the loan agreement was modified by the amendment and now may range from 1.5% to 2.0%. The provisions of the amendment were effective as of April 5, 2007.

As of January 27, 2007, we had approximately $30.7 million of loans outstanding against $32.0 million cash value of Company-owned life insurance policies. The loans bore interest at a fixed rate of 8.0% or variable rates ranging from 5.7% to 6.3%. Of the total loan amount outstanding as of January 27, 2007, approximately $8.3 million is considered a current liability and presented as such in our Consolidated Balance Sheet as of that date. These life insurance policies were purchased by us on the lives of a number of officers and directors, both past and present. We pay the premium and own the policy and carry the policy on our Consolidated Balance Sheet at the cash value of the policy, net of any loans outstanding which we do not expect to repay prior to the death of the covered individual. Upon the death of any of the covered individuals, we receive the designated death benefit on the policy and may realize a gain to the extent that the death benefit exceeds the cash value. The proceeds upon surrender of the policy would be reduced by the amount of any loans outstanding, unless repaid by us prior to that time. Redeeming such policies prior to death would trigger an income tax liability; therefore, we choose to borrow against the cash value versus redeeming such policies.

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

CONTRACTUAL OBLIGATIONS

Future payments due under contractual obligations, aggregated by type of obligation, as of January 27, 2007, are as follows:

(Dollars in thousands)	Payments Due by Period
Contractual obligations:	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-term debt, including interest	$111,369	$6,733	$13,638	$90,998	$—
Capital lease obligations, including interest	99	99	—	—	—
Operating leases	46,962	8,859	14,091	9,353	14,659
Purchase obligations:
Linen contracts	3,545	3,545	—	—	—
Natural gas contracts	44,372	18,232	23,309	2,831	—
Deferred compensation and pension liabilities	26,407	4,275	3,188	3,001	15,943
Total	$232,754	$41,743	$54,226	$106,183	$30,602

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

Linens in Service

Linens in service represent the unamortized cost of textile and linen products purchased for service to customers. We review our policy for amortizing linens in service on an ongoing basis. In order to satisfy our initiative to provide customers with 100% order fill rates we purchased a significant amount of additional linens in fiscal 2006, which results in linens being washed less often and therefore lasting longer. As a result, we determined that the actual useful life of our linens was longer than the estimated useful life previously used for amortization purposes in our financial statements and, effective April 30, 2006, the first day of our 2006 second fiscal quarter, changed the estimate of the average useful life from 60 weeks to 63 weeks to reflect the estimated period during which these linens will remain in service. Specific physical identification and inventory of linens in service is impractical in our business due to the fact that the inventory is circulating between our facilities and our customers’ facilities; however, available industry data supports the reasonableness of a 63 week useful life. Furthermore, our amortization policy has produced historical levels of linens in service that are comparable as a percent of textile service rental revenues. The effect of the change in useful life was to reduce fiscal 2006 linen amortization expense by $1.6 million, increase fiscal 2006 net income by $1.0 million, increase fiscal 2006 basic income per share by $0.11, and increase fiscal 2006 diluted income per share by $0.10. We believe our amortization policy is appropriate for the valuation of linens in service.

Self-Insurance Liabilities

We self-insure liabilities for non-union employee medical coverage and liabilities for casualty insurance claims, including workers’ compensation, general liability and vehicle liability, up to certain levels. We purchase insurance coverage for large claims over the self-insured retention levels. In fiscal 1999, we sold all casualty claims occurring prior to February 1, 1999, to an insurance company. We maintain the liability for casualty claims that have occurred since February 1, 1999, and these amounts are set forth on our Consolidated Balance Sheet as of January 27, 2007. Self-insurance liabilities are estimated using actuarial methods and historical data for payment patterns, cost trends and other relevant factors. While we believe that the estimated liabilities of $19.7 million and $1.4 million recorded for casualty and employee medical claims, respectively, as of January 27, 2007, are adequate, and that appropriate judgment has been applied in determining the estimates, such estimated liabilities could differ materially from actual liabilities resulting from the ultimate disposition of the claims.

Income Taxes

We recognize deferred income tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of the assets and liabilities. Balances in the deferred income tax accounts are regularly reviewed for adequacy and recoverability by analyzing the expected income necessary to realize the deferred assets, the anticipated tax rates applicable when the deferred items are expected to be recognized and the ability to utilize carryforward items. We believe that adequate provisions for income taxes have been made for all periods presented, and net deferred tax assets will be fully recovered, except for $0.1 million of valuation allowance. At January 27, 2007, we reported an aggregate of $24.4 million in federal net operating loss and credit carryforward and various state net operating loss and tax credit carryforwards. We do not provide for deferred tax liabilities related to the cash surrender value of our Company-owned life insurance policies under the assumption that these policies will be held by us until death of the insured.

Despite our belief that our tax return positions are consistent with applicable tax laws, we believe certain positions could be challenged by tax authorities. Settlement of any challenge can result in no change, a complete disallowance or a partial adjustment. Significant judgment is required in the evaluation of our reserves. Our reserves are regularly reviewed for adequacy and adjusted based on changing circumstances and the progress of tax audits. In fiscal 2004 we recognized a $0.8 million adjustment in these reserves which resulted in a reduction in our tax expense. In fiscal 2005 we recorded an increase in the reserve of $0.2 million related to our discontinued operations. In fiscal 2006 we recognized a $0.3 million adjustment resulting in a reduction to tax expense. Tax issues of approximately $2.2 million that have been reserved are expected to be resolved in fiscal 2007.

Share-Based Payment

We account for stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment.” Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period of awards expected to vest. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the expected option life and expected stock price volatility. Judgment is also required in estimating the amount of share-based awards that are expected to be forfeited before vesting. The original estimate of the grant date fair value is not subsequently revised unless the awards are modified, but the estimate of expected forfeitures is evaluated throughout the vesting period and revised accordingly, with any necessary adjustments being recognized to cumulative stock-based compensation cost. If actual experience differs significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted. More information about share-based payment and our related estimates is included in Note 2 to the Notes to Consolidated Financial Statements included in Item 15(a) of this Form 10-K.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, we consider the possible impairment of our long-lived assets, excluding goodwill, whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Indications of possible impairment include, but are not limited to, operating or cash flow losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. To determine the potential impairment of long-lived assets, we are required to make estimates of the projected future cash flows associated with the use of the assets, as well as their fair values. We believe that the carrying values of our long-lived assets as of January 27, 2007 are fully recoverable.

Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill recorded as of June 30, 2001 was no longer amortized effective in fiscal 2002. Instead, goodwill is tested for impairment using a fair-value based analysis at least annually as of the end of the third quarter.

Derivative Financial Instruments

We enter into derivative contracts to manage our exposure to cash flow fluctuations related to changes in both interest rates and the price of natural gas. We do not hold any derivative financial instruments for trading or speculative purposes. In accordance with SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities,” we have elected to apply cash flow hedge accounting for our interest rate swap agreement and for a portion of our natural gas futures contracts, where contract terms match and a perfect hedge is determined to exist. For these cash flow hedges, changes in the fair value of the derivatives are measured quarterly and reported in accumulated other comprehensive income. For the natural gas futures contracts that are not considered a cash flow hedge for accounting purposes, the quarterly change in fair value of the derivatives is reported as non-operating income or expense. We believe the use of hedge accounting for our derivative contracts, where matched terms exist, provides the best accounting alternative for determining our quarterly and annual financial results.

Pension Benefits

Defined benefit plan expense and related obligations are calculated using actuarial models and are dependent on assumptions such as discount rate, expected return on plan assets, and rate of compensation increase. While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our retirement plan obligations and future expense. Additional information about our defined benefit pension plan and related assumptions is included in Note 10 to the Notes to Consolidated Financial Statements included in Item 15(a) of this Form 10-K.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a voluntary change in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change, instead of including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 was effective for our fiscal year ended January 27, 2007. The adoption of SFAS No. 154 had no impact on our consolidated financial statements.

In June 2005, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination.” EITF 05-6 addresses the amortization period for leasehold improvements in operating leases that are either (a) placed in service significantly after and not contemplated at or near the beginning of the initial lease term or (b) acquired in a business combination. Leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. Leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. This Issue was applied to leasehold improvements purchased or acquired in reporting periods after June 29, 2005. The application of EITF 05-6 did not have a material impact on our consolidated financial statements.

In November 2005, the FASB issued Staff Position FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” FSP 123(R)-3 provides that companies may elect to use a specified “short cut” method to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting the accounting requirements of SFAS 123(R), which is referred to as the APIC pool, assuming the company had been following the recognition provisions prescribed by SFAS 123. The “short cut” method is available to any company regardless of whether the company adopted SFAS 123(R) using the modified prospective application or the modified retrospective application transition method or whether the company has the ability to calculate the APIC pool in accordance with the guidance in SFAS 123(R). We will elect the “short cut” method effective on the first day of our 2007 fiscal year.

In December 2005, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” SFAS No. 153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for our fiscal year ending January 26, 2008. Earlier adoption is permitted, provided we have not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS No. 155 to have a material impact on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for our fiscal year ending January 26, 2008. We have not completed our analysis of the impact that adopting FIN 48 will have on our consolidated financial statements.

In June 2006, the EITF reached a consensus on Issue No. 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount that Could Be Realized in Accordance with FASB Technical Bulletin 85-4.” EITF 06-5 stipulates that the cash surrender value and any additional amounts provided by the contractual terms of the insurance policy that are realizable at the balance sheet date should be considered in determining the amount that could be realized under the life insurance policy. The consensus also provides additional guidance for determining the amount to be realized, including the policy level for which the analysis should be performed, amounts excluded and measurement criteria. Entities will have the option of applying the provisions of EITF 06-5 as a cumulative effect adjustment to the opening balance of retained earnings or retrospectively to all prior periods. EITF 06-5 is effective for our fiscal year ending January 26, 2008. We do not expect the adoption of EITF 06-5 to have an impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. SFAS No. 157 is effective for our fiscal year ending January 31, 2009. We are currently evaluating the impact SFAS No. 157 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which amends SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions” and SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pension and Other Postretirement Benefits.” SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. As of January 27, 2007, we have adopted the recognition provisions of SFAS No. 158, resulting in a $0.6 million increase in noncurrent liabilities, and a corresponding increase in accumulated other comprehensive loss before taxes. The statement also requires that employers measure plan assets and obligations as of the date of their year-end financial statements beginning with our fiscal year ending January 31, 2009. We currently measure plan assets and obligations as of January 1. We have not yet determined the impact that this portion of SFAS No. 158 will have on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening retained earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for our fiscal year ended January 27, 2007. The adoption of SAB 108 had no impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to commodity price risk related to the use of natural gas in our laundry service centers. The total cost of natural gas in fiscal 2006 was $25.3 million. To reduce the uncertainty of fluctuating energy prices, we have entered into fixed-price contracts as of January 27, 2007 for approximately 69% of our estimated natural gas purchase requirements in the next 12 months. A hypothetical 10% increase in the cost of natural gas not covered by these contracts in fiscal 2007 would result in a reduction of approximately $0.8 million in annual pretax earnings.

We are also exposed to commodity price risk resulting from the consumption of gasoline and diesel fuel for delivery trucks. The total cost of delivery fuel in fiscal 2006 was $8.9 million. A hypothetical 10% increase in the cost of delivery fuel in fiscal 2007 would result in a decrease of approximately $0.9 million in annual pretax earnings.

Our exposure to interest rate risk relates primarily to our variable-rate revolving loan agreement borrowings and our life insurance policy loans. As of January 27, 2007, there was $85.3 million of outstanding debt under the credit facility, of which $10.0 million bore interest at a fixed rate of 3.58% (plus a margin) under an interest rate swap agreement executed with one of our lenders to moderate the exposure. Amounts borrowed under the credit facility in excess of the $10.0 million covered by the interest rate swap agreement bear interest at a rate equal to either (i) LIBOR plus a margin, or (ii) a Base Rate, defined as the higher of (a) the Federal Funds Rate plus .50% or (b) the Prime Rate. The margin is based on our ratio of “Funded Indebtedness” to “EBITDA,” as each is defined in the loan agreement and as of January 27, 2007, was 2.50%. Of the $30.7 million in life insurance policy loans outstanding as of January 27, 2007, a total of $24.8 million of these loans bore interest at variable rates ranging from 5.70% to 6.30%. A hypothetical increase of 100 basis points in short-term interest rates applicable to the outstanding debt not covered by the interest rate swap agreement in fiscal 2007 would result in a reduction of approximately $1.0 million in annual pretax earnings.

Item 8. Financial Statements and Supplementary Data

The financial statements and financial schedule listed in Item 15(a) of this Form 10-K, are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of January 27, 2007, were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 27, 2007. All internal control systems have inherent limitations, including the possibility of circumvention and overriding the control. Accordingly, even effective internal control can provide only reasonable assurance as to the reliability of financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

In making our evaluation, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, we have concluded that our internal control over financial reporting as of January 27, 2007, is effective.

Our independent registered public accounting firm, Deloitte & Touche LLP, has audited our evaluation of the effectiveness of our internal control over financial reporting, as stated in its report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Angelica Corporation:

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that Angelica Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 27, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 27, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 27, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 27, 2007, of the Company and our report dated April 11, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

St. Louis, Missouri
April 11, 2007

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors:

Information concerning each of our directors is presented below.

Director:	RONALD J. KRUSZEWSKI
Employment:	Mr. Kruszewski has been Chairman of Stifel Financial Corp. and its subsidiary Stifel, Nicolaus & Company, Incorporated, a full service brokerage investment banking firm since April 2001, and has served as President and Chief Executive Officer since September 1997.
Directorships:	Chairman of Stifel Financial Corp., Stifel, Nicolaus & Company, Incorporated.
Committees:	Audit Committee (Chairman) until September 5, 2006; Special Finance Committee (Chairman); Corporate Governance and Nominating Committee until February 16, 2007; Compensation Committee effective February 16, 2007. Mr. Kruszewski is also Lead Director effective September 5, 2006.
Age:	48
Director since:	2004

Director:	STEPHEN M. O’HARA
Employment:	Mr. O’Hara has been Chairman of Angelica Corporation since January 29, 2006, and has served as Chief Executive Officer since September 2003. He also served as President from September 2003 to June 2005 and was reappointed as President effective October 2006. Mr. O’Hara was Chairman and Chief Executive Officer of Rawlings Sporting Goods Company, Inc., a seller of athletic equipment and uniforms, from November 1998 to Rawlings’ sale in March 2003. Mr. O’Hara continued as Chief Executive Officer of Rawlings after its sale from March 2003 to September 2003.
Directorships:	None
Committees:	Special Finance Committee
Age:	52
Director since:	2000

Director:	JAMES R. HENDERSON(1)
Employment:	Mr. Henderson has served as a Vice President of Steel Partners, Ltd., a management and advisory company that provides management services to Steel Partners II, L.P. and its predecessor, since August 1999. He has served as a director and Chief Executive Officer of WebFinancial Corporation, a commercial and consumer lender, since June 2005, as President and Chief Operating Officer since November 2003, and was the Vice President of Operations from September 2000 through December 2003. Mr. Henderson has served as a Director of the WebBank subsidiary of WebFinancial, an FDIC Insured, State of Utah Industrial Loan Corporation, since March 2000, Acting Chief Executive Officer of WebBank from November 2004 until May 2005 and as Chairman of WebBank since November 2004. He has also served as President of Gateway Industries, Inc., a provider of database development and website design and development services, since December 2001. Mr. Henderson served as acting Chief Executive Officer of ECC International Corp., a manufacturer and marketer of computer controlled simulators for training personnel to perform maintenance and operator procedures on military weapons, from July 2002 until March 2003, and as a director from December 1999 until September 2003.
Directorships:	Director of BNS Holdings, Inc., SL Industries, Inc., WebFinancial Corporation; Chairman of Del Global Technologies Corp. and WebBank.
Committees	Compensation and Organization Committee effective September 19, 2006
Age:	49
Director since:	2006

Director:	CHARLES W. MUELLER
Employment:	Mr. Mueller is the Retired Chairman and Chief Executive Officer
of Ameren Corporation and its subsidiaries, Union Electric Company
(d/b/a AmerenUE), a local electric utility, and Ameren Services Company, positions in which he served from 1998 until December 31, 2003. Mr. Mueller also served as President of Union Electric Company from 1993 until 2001 and as its Chief Executive Officer from 1994 until 2001.
Directorships:	Director of Ameren Corporation; former director and Chairman of the Federal Reserve Bank of St. Louis.
Committees:	Audit Committee (Chairman) effective September 5, 2006; Compensation and Organization Committee until February 16, 2007; Corporate Governance and Nominating Committee (Chairman)
Age:	68
Director since:	1996

Director:	KELVIN R. WESTBROOK
Employment:	Mr. Westbrook has been Chairman and Chief Strategic Officer since October 2006 of Millennium Digital Media Systems, L.L.C. (successor to and former affiliate of Millennium Digital Media, L.L.C. (MDM)), a broadband services company, which he co-founded in May 1997. Previously, he served as President and Chief Executive Officer of MDM.
Directorships:	Director of Archer Daniels Midland Company.
Committees:	Audit Committee; Compensation and Organization Committee (Chairman)
Age:	51
Director since:	2001

Director:	DON W. HUBBLE
Employment:	Mr. Hubble served as our non-executive Chairman of the Board from February 2004 to January 2006. Mr. Hubble joined Angelica Corporation as Chairman, President and Chief Executive Officer in January 1998 and served in that capacity until September 2003 when he relinquished the titles of President and Chief Executive Officer. In January 2004, Mr. Hubble retired as executive Chairman.
Directorships:	Trustee of Johnson and Wales University.
Committees:	Corporate Governance and Nominating Committee effective February 16, 2007; Special Finance Committee
Age:	67
Director since:	1998

Director:	JOHN J. QUICKE(1)
Employment:	Mr. Quicke has served as an Operating Partner of Steel Partners, Ltd., a management and advisory company that provides management services to Steel Partners II, L.P. and its affiliates, since September 2005. He has served as Chairman of the Board of NOVT Corporation, a former developer of advanced medical treatments for coronary and vascular disease, since April 2006 and served as President and Chief Executive Officer of NOVT from April 2006 to November 2006. He has served as a director of WHX Corporation, a holding company, since July 2005 and as a Vice President since October 2005. Mr. Quicke currently serves as a director of Layne Christensen Company, a provider of products and services for the water, mineral, construction and energy markets. He served as a director, President and Chief Operating Officer of Sequa Corporation (Sequa), a diversified industrial company, from 1993 to March 2004, and Vice Chairman and Executive Officer of Sequa from March 2004 to March 2005. As Vice Chairman and Executive Officer of Sequa, Mr. Quicke was responsible for the Automotive, Metal Coating, Specialty Chemicals, Industrial Machinery and Other Product operating segments of the company. From March 2005 to August 2005, Mr. Quicke occasionally served as a consultant to Steel Partners II and explored other business opportunities.
Directorships:	Director of Layne Christensen Company and WHX Corporation; Chairman of NOVT Corporation.
Committees:	None
Age:	57
Director since:	2006

Director:	RONALD N. RINER, M.D.
Employment:	Dr. Riner is President of The Riner Group, Inc., a healthcare advisory and consulting firm, which he founded in 1980.
Directorships:	None
Committees:	Audit Committee; Corporate Governance and Nominating Committee
Age:	58
Director since:	2005

(1)	Directors James R. Henderson and John J. Quicke were each appointed to our Board of Directors effective August 30, 2006, pursuant to the terms of a settlement agreement dated as of the same date, between us, Steel Partners L.L.C. and Steel Partners II, L.P. (Steel). Steel is the largest shareholder of our common stock. As part of the settlement agreement we agreed to appoint Messrs. Henderson and Quicke as directors, declassify our Board of Directors, limit the size of our Board, and make certain other corporate governance changes. Steel agreed, among other things, to withdraw its slate of nominees for director and its shareholder proposals previously submitted for action at our 2006 Annual Meeting of Shareholders and to vote all of its shares of our common stock in favor of the election of Messrs. Kruszewski and O’Hara as directors at this annual meeting. Steel also agreed to restrict certain of its actions with respect to transactions involving us or our assets or stock.

Executive Officers:

The principal occupations for each executive officer throughout the past five years, who is not also a director, are set forth below. All officers serve at the pleasure of the Board of Directors.

Officer:	Edward M. Davis(1)
Present Position:	Vice President
Year First Elected as an Officer:	2007
Age:	42

Officer:	Steven L. Frey
Present Position:	Vice President, General Counsel and Secretary
Year First Elected as an Officer:	1999
Age:	57

Officer:	John S. Olbrych(2)
Present Position:	Senior Vice President and Chief Administrative Officer
Year First Elected as an Officer:	2006
Age:	51

Officer:	Richard M. Oliva(3)
Present Position:	Senior Vice President
Year First Elected as an Officer:	2007
Age:	47

Officer:	James W. Shaffer(4)
Present Position:	Vice President and Chief Financial Officer
Year First Elected as an Officer:	1999
Age:	54

40
Officer:	William R. Watson(5)
Present Position:	Senior Vice President
Year First Elected as an Officer:	2007
Age:	43

(1)	Edward M. Davis was elected a Vice President of Angelica on March 13, 2007. He has served in the capacity of Vice President of Operations since July 2006. Mr. Davis previously served as Market Vice President from November 2005 to July 2006. Prior to that, he was Director of Reverse Logistics for Moduslink, a supply chain management company focused on technology customers, from April 2004 to November 2005, and General Manager Global Accounts of Moduslink from April 2001 to June 2002. He was President of Visar Logistics, a supply chain management company that provided warehousing and distribution services, from June 2002 to April 2004.

(2)	John S. Olbrych has been our Senior Vice President since December 2006, and has served as Chief Administrative Officer since November 2006. He was Chief Executive Officer of Carus Publishing, a publisher of children’s books and magazines, from May 2000 to August 2006.

(3)	Richard M. Oliva was elected a Senior Vice President of Angelica on March 13, 2007. He has served in the capacity of Senior Vice President, US Sales & Services since January 2007. Mr. Oliva previously served as Senior Vice President, West Business Unit from October 2005 to January 2007; Region Vice President, West Region from October 2003 to October 2005; and Region Operations Manager, West Region from September 2002 to October 2003. Prior to that, he served as Regional Operations Manager, West Region, for Ashland, Inc., a chemical, plastics and lubricants company, from December 1998 to August 2002.

(4)	James W. Shaffer, our Vice President and Chief Financial Officer, served as Vice President and Treasurer from September 1999 to February 29, 2004, at which time he was appointed Chief Financial Officer, and as Vice President, Treasurer and Chief Financial Officer until March 1, 2005, when he relinquished his title as Treasurer.

(5)	William R. Watson was elected a Senior Vice President of Angelica on March 13, 2007. He has served in the capacity of Senior Vice President, Strategy, Marketing & Sales Administration since January 2007. He previously served as Senior Vice President, East Business Unit from October 2005 to January 2007; Vice President of Operations from December 2003 to September 2005; and Vice President of Business Development from August 2000 to December 2003.

None of the executive officers of the Company are related to any director or other executive officer of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance:

Based on our records and other information, we believe that all SEC filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended (1934 Act), applicable to our directors and executive officers were complied with on a timely basis in fiscal year 2006.

Corporate Governance:

We have adopted a Code of Conduct and Ethics for our senior executive and financial officers pursuant to Section 406 of the Sarbanes-Oxley Act of 2002. We have posted this Code, as well as any waivers or changes to the Code, on our website, www.angelica.com.

We have not made any material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the proxy statement we filed for our 2006 Annual Meeting of Shareholders.

Our Board has established an Audit Committee which is composed entirely of independent, non-employee directors. In compliance with its charter, the Audit Committee reviews our auditing, accounting, financial reporting and internal control functions and monitors compliance with our Code of Conduct and Ethics. This committee is solely responsible for the appointment, compensation, oversight and termination of our independent public accountants and the pre-approval of audit and non-audit services. Charles W. Mueller (Chairman), Dr. Ronald N. Riner and Kelvin R. Westbrook are the current members of the committee. The Board of Directors has determined that Charles W. Mueller is an “audit committee financial expert” as defined in Item 401(h) of the Securities and Exchange Commission (SEC) Regulation S-K.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

      Our Compensation and Organization Committee, consisting entirely of independent, non-employee directors, is responsible for establishing and periodically reviewing our executive compensation philosophy. At least once a year, the Committee evaluates our existing plans and policies in the context of current market conditions; emerging competitive practices; and legal and regulatory developments, including prevailing corporate governance guidelines. The purpose of this review is to ensure that our executive compensation program is effective and evolves in a manner that allows us to continue to attract and retain the talent necessary to execute our established business goals to create and sustain value for shareholders.

Role of our Compensation and Organization Committee

  In carrying out its responsibilities with respect to executive compensation, the Compensation and Organization Committee shall:

  Review and approve on an annual basis our goals and objectives relevant to the compensation of our chief executive officer;

  Evaluate at least annually our chief executive officer’s performance in light of our goals and objectives;

  Determine the chief executive officer’s compensation, including salary, bonus, incentive and equity compensation, based upon the Committee’s evaluation of the chief executive officer’s performance relative to the objectives outlined in performance measures established by the Committee or the Board and taking into account our performance, relative shareholder return, the value of similar incentive awards to chief executive officers at similarly situated companies and awards given to the chief executive officer in past years;

  Make recommendations to the Board of Directors with respect to the compensation of our other executive officers; and

  Review and approve our incentive compensation and equity-based plans, review and approve selection of participants in these plans, approve recommended awards to such participants, establish performance criteria, interpret the conditions of such plans and recommend changes to these plans as needed.

      This Compensation Discussion and Analysis describes the nature of and the basis for the individual components of total compensation for our executive officers named in the Summary Compensation Table. As more fully described below, the Committee determines the total compensation for the named executive officers, subject to review by our Board of Directors.

Compensation Philosophy

      Our objective is to create comprehensive executive compensation packages that motivate management to attain or exceed our strategic business goals. We strive to identify and maintain an appropriate balance between both short- and long-term compensation and between cash- and equity-based compensation to attract and retain top quality executives. We seek to provide incentives for executives to create value in our company that will benefit the shareholders and in turn, reward our executives appropriately. To ensure that executive compensation is aligned with our financial performance and the interests of our shareholders, a significant portion of each executive’s compensation is linked directly to our financial performance. Except for base salary, the other elements of direct executive compensation are based upon attaining financial targets and strategic business objectives established by the Committee as of the beginning of a given fiscal year or performance period.

      The executive compensation program is intended to provide compensation that is competitive, fair, and reasonable. We believe that our philosophy of aligning management’s interests with those of our shareholders is integral to creating a working environment that furthers the interests of the company and our shareholders.

Components of Executive Compensation

      Angelica’s total executive compensation program has two main components: direct compensation and indirect compensation in the form of various benefit plans and programs. The current elements of each component and the basis for establishing overall and individual compensation levels are discussed below.

      Direct Compensation

      The elements of direct executive compensation are: base salary, short-term (annual) incentive compensation (typically cash), and long-term incentives (equity-based awards).

      Base Salary

      We establish an executive’s initial base salary with our company based upon a general knowledge of the base salaries paid to officers in similar positions at companies that we believe compete with us for executive talent. These companies are public and private companies of similar size and complexity, but are not necessarily companies that are also in the linen management industry or that are included in the Value Line Industrial Services peer group utilized to gauge our stock performance. We also consider the base salaries paid by other linen management companies, both privately owned or divisions of larger, more diversified public companies. There is no set group of companies that has consistently been considered by us in setting initial base salaries nor are there any formal guidelines as to the relationship that the initial base salary of a newly hired executive should have to the base salaries of similar executives in any other company or group of companies.

      The current base salaries of all named executive officers are reviewed on an annual basis. Pay increases for the chief executive officer are primarily based upon a performance evaluation by the Committee with participation by the entire Board of Directors. Pay increases for all other named executive officers are based upon the performance evaluation and recommendation of the chief executive officer. We also review the relative base salaries of each of the executive officers based upon the title, duties and responsibilities of the officer as compared with the title, duties and responsibilities of our other executive officers.

      For fiscal 2006, Mr. O’Hara received a pay increase of $20,000, or 4.9%, to $425,000 from his base salary of $405,000 for fiscal 2005. Likewise, Messrs. Van Vliet, Frey and Shaffer each received base salary increases for fiscal 2006 of between 4.8% and 5.4% of their fiscal 2005 base salaries. Mr. Van Vliet received a $15,000 raise to $325,000 for fiscal 2006 from his fiscal 2005 salary of $310,000. Messrs. Frey and Shaffer each received $10,000 increases in base salary from their fiscal 2005 base salaries of $195,000 and $185,000, respectively. Each of these increases reflected merit raises for the individuals.

      Mr. O’Hara’s base salary has not been finally analyzed and adjusted for fiscal 2007. Mr. Olbrych’s employment with us commenced on November 27, 2006, at which time his base salary was set at $250,000 per year. Mr. Olbrych received an increase in his base salary of $5,000, or 2.0%, to $255,000 for fiscal 2007. Mr. Frey’s base salary increased $5,000, or 2.4% over his fiscal 2006 base salary, to $210,000 for fiscal 2007. Mr. Shaffer’s base salary was increased 2.6%, or $5,000, over his fiscal 2006 base salary to $200,000. Each of these raises reflected merit increases for each of these individuals.

      Incentive Compensation

      Short-term Annual Compensation

      Annual incentive compensation is typically paid in cash to executive officers after the end of each fiscal year. The actual amount of the annual incentive award made to each executive officer is determined based upon the achievement of financial and strategic performance criteria established for the executive officer at the beginning of the fiscal year, as well as the size of the annual incentive award pool. The size of the annual incentive award pool is determined by the level of earnings before interest, taxes, depreciation and amortization (EBITDA) reported by our company during the fiscal year.

      Each of the named executive officers is given a number of separate performance criteria based upon the executive officer’s job description and responsibilities. The various performance criteria are weighted for each executive officer and performance points are assigned to various performance levels within each of the criterion with the total number of performance points that are available to an executive officer to earn being in excess of 200. Within each performance criterion, performance points are assigned to levels of achievement of the performance criterion relative to budgeted, targeted or expected levels of performance for that criterion. At the end of the fiscal year, actual achievement of the performance goals relative to the pre-established performance measurements is analyzed and the executive officer earns a point total, up to a maximum of 200 points, on the basis of this analysis.

      The point total for each executive officer represents the percentage of the annual incentive target amount established for the executive officer that the executive officer has actually achieved. Annual incentive target amounts are expressed as a percentage of the executive officer’s base salary for the fiscal year with the target payment for each of the named executive officers being 50% of the executive officer’s base salary for the fiscal year. Each executive officer can, however, earn more or less than the target annual incentive percentage based upon the actual number of performance points achieved by the executive officer as well as the size of the annual incentive award pool for the fiscal year.

      For example, subject to adjustment based on the annual incentive target pool created by the EBITDA growth criterion, a point total of 100 points would earn the executive officer his target annual incentive award payment for the year (i.e., 50% of the executive officer’s base salary for the fiscal year). Point totals of more or less than 100 points would compute to percentages of the target payment that the executive officer was deemed to have earned for the fiscal year. Subject to the size of the actual annual incentive award pool relative to the target pool, performance points of greater than 100 would yield an annual incentive award payment of greater than the executive officer’s target award and performance points of less than 100 would yield an annual incentive payment of less than the executive officer’s target award for the fiscal year.

      For fiscal year 2006, earnings per share (EPS) was one of the financial criterion used for determining a portion of the annual incentive payments for all of the named executive officers. Performance points were earned by each executive officer under the earnings per share criterion if earnings per share reached the budgeted amount of $0.27. To stimulate performance above budget, each executive officer could have earned an additional performance point for each additional $0.01 of earnings per share achieved above that budget amount, up to 100 performance points for Messrs. O’Hara and Frey and up to 70 performance points under the criterion for Mr. Shaffer. Target performance points were earned by each executive officer if earnings per share exceeded the $0.27 budgeted amount by $0.10.

      Mr. O’Hara’s performance criteria for fiscal 2006 also included gross margin for the second half of fiscal 2006 (target: 16.85%) and bank debt-to-EBITDA ratio (target: 3.0:1, assuming $30 million of insurance policy debt outstanding). Mr. O’Hara’s performance criteria also included the non-financial measures of customer satisfaction and employee satisfaction, as well as a discretionary evaluation of Mr. O’Hara’s performance by the Committee.

      In addition to the earnings per share and discretionary criteria, Mr. Frey’s performance measures for fiscal 2006 included performance with respect to our special committee, labor union negotiations, and acquisitions and divestitures. Mr. Shaffer’s criteria included earnings per share, bank debt-to-EBITDA ratio and discretionary criteria, as well as criteria involving the absence of audit weaknesses and deficiencies, employee satisfaction, prompt reporting of financial data, and implementation of a new executive information system.

      While 2006 performance criteria were also set for Mr. Van Vliet at the beginning of the fiscal year, Mr. Van Vliet’s termination of employment with us, effective September 30, 2006, made him ineligible for an annual incentive award payment for fiscal 2006. Mr. Olbrych commenced his employment with us on November 27, 2006, so no specific fiscal 2006 performance criteria were set for him.

      The actual level of all annual incentive awards is further dependent upon the level of our EBITDA for the fiscal year against pre-established threshold, target and maximum EBITDA amounts. If we earn more than the target level of EBITDA for the fiscal year, the executive officer will receive an annual incentive payment greater than that computed by reference to the executive’s performance points relative to his or her target award for the year. If we earn less than the target level of EBITDA for the fiscal year, the executive officer will receive an annual incentive payment less than that computed by reference to the executive’s performance points relative to his or her target award for the year.

      For fiscal 2006, the threshold amount of EBITDA necessary for an incentive award to accrue was $27.5 million, which was the amount of EBITDA recorded for fiscal 2005 by our company. The target amount of EBITDA for fiscal 2006 was $32.5 million and the amount of EBITDA required to be recorded during fiscal 2006 for the maximum annual incentive award pool to accrue was $39 million.

      At the end of fiscal 2006, it was determined that Mr. O’Hara, Mr. Frey and Mr. Shaffer had achieved 92%, 161% and 124% of their respective target incentive awards for the fiscal year. Actual EBITDA for fiscal 2006 was $31.4 million versus a target EBITDA for fiscal 2006 of $32.5 million, which reduced the annual incentive awards pool (and each individual annual incentive award) to approximately 78% of the levels that the awards would have been had target EBITDA been achieved. On this basis, Mr. O’Hara was paid an annual incentive award for fiscal 2006 of $152,686; Mr. Frey received an annual incentive award of $128,885; and Mr. Shaffer was paid an annual incentive award of $94,423.

      As stated above, Mr. Olbrych was not provided specific 2006 annual incentive plan criteria or targets, but the Committee determined to grant him a discretionary bonus equal to $18,000 for services rendered to our company during fiscal 2006. The amount was determined by computing the amount of Mr. Olbrych’s target bonus for fiscal 2007 of 50% applied to his $250,000 base salary during fiscal 2006, discounting that amount by approximately 22%, and then prorating the result by the number of days during the 2006 fiscal year that Mr. Olbrych served as an executive officer of our company. Mr. Olbrych will be eligible to participate in the annual incentive awards program commencing in fiscal 2007.

      The annual incentive award pool for the fiscal 2007 incentive award will again be set on the basis of growth in EBITDA. The annual incentive award that each named executive officer will earn will, again, primarily be based upon the named executive officer’s achievement of performance points under certain pre-established criteria tied to the executive officer’s particular job and responsibilities within our company.

      Equity-Based Incentive Compensation

      The purpose of our equity-based incentive program is to provide the opportunity for executive officers to share in the increased value created in our stock through their efforts to improve the performance of our company. All equity awards granted pursuant to the equity-based incentive program are issued under our 1999 Performance Plan, which was previously approved by the shareholders. More specifically, the purpose of the 1999 Plan is to advance our interests and the interests of our shareholders by: (i) encouraging the success of our company through the acquisition of an equity interest in the company by our employees; (ii) providing additional incentives and motivation toward superior company performance; and (iii) enabling us to attract and retain the services of employees upon whose judgment, talents and special effort the successful conduct of our operations is largely dependent. The 1999 Plan provides for grants of incentive stock options, nonqualified stock options, restricted stock and stock units to our employees.

      In order to encourage meaningful levels of stock ownership by our executive officers and other key employees and to provide a strong incentive for executives to continue in the employ of our company, we have awarded in the past, and may award in the future, stock options. We have not awarded any stock options to executive officers since the beginning of fiscal 2006, except with respect to Mr. Olbrych, who upon the initial commencement of his employment with our company in November 2006 received a grant of nonqualified stock options for the purchase of 75,000 shares in the aggregate. The purchase price for 25,000 of the shares subject to the option was set at 100% of the average market value of our common stock on the date of the option’s grant. The purchase price of another 25,000 shares subject to the option was priced at 110% of the average market value of our common stock on the date of grant. The final 25,000 shares subject to the option had a purchase price equal to 120% of the average market value on the date of grant. Provided that Mr. Olbrych remains employed with our company at such times, the options will vest as to 25% of the number of shares at each purchase price six months after the grant date; a second 25% of each tranche will vest eighteen months after the grant date; the third 25% will vest at thirty months after the grant date; and the final 25% will vest forty-two months after the grant date.

      While we may award either stock options or restricted stock under our equity-based incentive program, we have made annual awards of shares of performance-based restricted stock for the past several years. We have shifted from service-based equity awards to these performance-based equity awards because we believe that the performance criteria more closely aligns the efforts of the executives with our financial performance and the resulting stock price and, further, because restricted stock allows the grant of a lesser number of shares than stock options to obtain the same grant date intrinsic value for the award.

      Since 2004, we have annually granted contingent long-term incentive awards, to be earned upon the achievement of predetermined financial criteria over a three-year performance period. Each fiscal year, a new three-year performance period begins under this long-term incentive program. Prior to the commencement of each performance period, restricted stock awards are approved by the Committee based upon a value equal to a specified percentage of an executive officer’s then-current base salary. For Mr. O’Hara, the target percentage in setting the number of shares of restricted stock subject to the long-term incentive award is 80% of his then-current base salary. For Messrs. Olbrych, Frey and Shaffer, the target percentage is 50% of their respective base salaries. The resulting dollar amount is converted into a specific number of shares of restricted stock based upon the then-current market price of our common stock.

      The same performance criteria for a three-year performance period are set by the Committee for each of the named executive officers. Since the commencement of the current long-term incentive program, the Committee has used either earnings per share or pre-tax earnings as the performance criteria. For the performance period commencing with fiscal 2006 and ending with fiscal 2008, the Committee elected to use earnings per share as the performance criterion.

      For the performance period beginning with fiscal 2006 and ending with fiscal 2008, the following awards of restricted stock were granted to the following named executive officers subject to the achievement of the designated financial criteria described below: Mr. O’Hara, 19,366 shares; Mr. Frey, 6,127 shares; and Mr. Shaffer, 5,828 shares. Mr. Van Vliet also received a restricted stock award of 15,656 shares for the fiscal 2006-2008 performance period, all of which were forfeited when Mr. Van Vliet terminated his employment with us effective September 30, 2006. Under the terms of his employment agreement, Mr. Olbrych begins participation in the long-term incentive program starting with the fiscal 2007-2009 period.

      The actual portion of the restricted stock award earned at the end of the performance period depends upon the extent to which we achieve the pre-established financial criteria during the performance period. The number of shares of restricted stock that will vest if actual earnings per share amounts fall between the maximum and the target levels, or between the threshold and the target levels, will be determined through interpolation between the relevant performance levels. All shares that do not vest at the end of the performance period will be forfeited by the executive officer. Failure to achieve the threshold level will result in forfeiture of all shares subject to the award.

      The restricted shares issued under the long-term incentive program for the fiscal 2004-2006 performance period were forfeited effective January 28, 2007, the first day following the end of our 2006 fiscal year. The threshold earnings per share level that was required to be achieved during the fiscal 2004-2006 performance period to vest any of the shares was $1.24. The number of shares forfeited by each named executive officer for the fiscal 2004-2006 performance period is as follows: Mr. O’Hara, 13,800 shares; Mr. Frey, 4,200 shares; and Mr. Shaffer, 3,750 shares.

      The program is also intended to encourage executive retention since, in most instances, termination of employment prior to the end of a performance period will result in the forfeiture of at least a portion of the restricted shares. Pro-rata awards can be earned in the event of death, disability or retirement at or after age 65 at any time during the performance period, or, for performance periods beginning with the fiscal 2006-2008 period, after the first 18 months of the performance period in all other termination events.

      Long-term Special Grant

      In September 2006, we established a special long-term incentive program as an incentive to our executive officers to remain in their positions while continuing to strive to attain our financial goals and strategic business objectives. We believed this program to be advisable in light of our innovative but untested business strategy and recent conflicts with certain large shareholders, both of which increase the likelihood of a change in control which may increase management’s incentive to consider alternative employment opportunities.

      The special long-term awards consist of grants of restricted stock that can vest over a ten-year period. Each year during the ten-year period on the annual anniversary of the grant date, 10% of the award becomes available for vesting if the earnings per share performance target of at least $1.67 per share is met for a single fiscal year beginning with the 2007 fiscal year and ending with the 2016 fiscal year. Upon our achievement of the earnings per share target established for this special long-term incentive program during any fiscal year in the ten fiscal-year period, all of the shares that have become available for vesting up to that time will vest. Once the earnings per share target has been achieved, an additional 10% of the award will vest on each subsequent annual anniversary of the grant date. If, by the end of the ten-year period, we fail to achieve the earnings per share target established for this special program, all of the shares will be forfeited.

      The earnings per share target amount was set on the basis of the earnings per share that would be achieved at the end of the ten-year period if the earnings per share budgeted by the Company for fiscal year 2006 (the year in which the grants were made) grows at an annual compounded rate of 20%. Typically, shares that have not yet vested by the time an executive officer’s employment with the company terminates will be forfeited. The number of restricted shares granted to each of the named executive officers is as follows: Mr. O’Hara, 19,037 shares; Mr. Frey, 5,739 shares; and Mr. Shaffer, 5,459 shares. Mr. Van Vliet and Mr. Olbrych did not receive grants of restricted shares under this program.

Benefit Plans

      The benefit plan component of our executive compensation program is not tied to our performance or to an individual executive’s performance. We provide standard company-sponsored insurance and retirement benefit plans to our employees, including the named executive officers. In addition, we supplement the standard benefit package offered to all employees with appropriate executive benefits, as discussed below.

      Insurance Plans

      Our core insurance package includes health, dental, vision, disability and basic group life insurance coverage. The named executive officers participate in these benefits on the same basis as our other employees.

      Retirement Plans

      401(k) Plan - Through our 401(k) Plan all eligible employees, including the named executive officers, are provided an opportunity to save for retirement on a tax-favored basis. Participation in the 401(k) Plan is generally available to all non-union company employees who have completed six months of service. Employees may contribute up to 20% of their pay. We match employee contributions at the rate of $0.30 for every dollar contributed by the employee, up to 6% of their pay. In addition, we contribute on a quarterly basis an aggregate annual amount equal to 0.50% of an employee’s earnings, regardless of whether the employee contributes to the plan. Subject to limitations imposed by the Internal Revenue Code, the named executive officers participate in this benefit on the same basis as our other employees. Our matching and profit-sharing contributions for the named executive officers for fiscal 2006 were as follows: Mr. O’Hara, $5,060; Mr. Frey, $4,776; and Mr. Shaffer, $4,741. Mr. Van Vliet forfeited all of his fiscal 2006 company contributions upon his termination of employment and Mr. Olbrych was not eligible for participation in this plan during fiscal 2006.

      Qualified Defined Benefit Pension Plan - Our defined benefit pension plan was amended effective September 1, 2004, so that no employee who was not already a participant in the pension plan may become a participant on or after that date. Provided they were participants prior to September 1, 2004, the named executive officers participate in this benefit on the same basis as our other employees who were participants prior to that date. Only Messrs. Frey and Shaffer are eligible to participate in this plan. Information about the pension plan and the anticipated benefits for the participating named executive officers can be found in the table entitled “Pension Benefits” on page 60; under the heading “Retirement Plans” on page 61; and the change in pension value earnings for the named executive officers who participate in the pension plan may be found under column (h) of the Summary Compensation Table on page 51.

      Supplemental Retirement Plan - We also maintain a supplemental retirement benefit plan for a limited number of officers and management personnel selected by the Committee. Any benefit payable under the supplemental plan is reduced by benefits paid under the qualified pension plan, if any. Benefits under the supplemental plan are subject to a vesting requirement that requires a minimum of ten years of credited service before vesting begins. Benefits become fully vested after 30 years of service. Pursuant to the terms of his employment agreement, Mr. O’Hara is credited with service at the rate of one year of service for each four months of actual service rendered for purposes of determining benefits under the supplemental plan, so his vesting period began in February 2007. Presently, three of the named executive officers, Messrs. O’Hara, Frey, and Shaffer, participate in the supplemental plan. Additional information on the benefits pursuant to the supplemental plan can be found in the “Pension Benefits” table on page 60. Information about the supplemental plan can also be found under the heading “Retirement Plans” on page 61, and the change in pension value earnings for the named executive officers who participate in the plan may be found under column (h) of the Summary Compensation Table on page 51.

      The Committee periodically reviews the benefits offered to the named executive officers to ensure that the benefit programs provided are competitive and cost-effective for the company, and support its need for a qualified and experienced executive team.

Other Compensation

      Perquisites

      We provide minimal perquisites to the named executive officers such that the monetary amount of which for any currently employed named executive officer is insufficient to require disclosure in the Summary Compensation Table on page 51. Perquisites related to long-distance commuting for Mr. Van Vliet are listed in the footnote to column (i) of the Summary Compensation Table. Executives may receive perquisites that we believe are reasonable and consistent with our overall compensation program. Certain named executive officers have the use of automobiles leased by the company and/or receive company-paid membership fees at lunch, airline, or business clubs. These perquisites are provided to enhance a given executive’s ability to perform the duties of his position, and to afford him a comparable status with similarly situated executives.

      Potential Severance and Change-in-Control Payments

      Severance Benefits

      We have employment agreements with each of the named executive officers that typically contain both severance and change-in-control provisions that apply in the event of certain terminations of an executive’s employment. Mr. Olbrych’s agreement does not contain change-in-control provisions. We understand that the named executive officer may be critical to successfully completing certain transactions and wish to dissuade these individuals from considering alternative employment during any change-in-control process. In addition, we consider it likely that it would take more time for an executive to find subsequent employment than other employees, so the severance offered the named executive officers is greater than what may be provided to other company employees. The material terms for each named executive officer are provided in a table under the caption “Material Terms of Employment and Other Agreements with Named Executive Officers” on page 57.

      Change-in-Control

      In recognition of the importance to us and our shareholders of maintaining focus on the business, and in order to minimize the prospect of losing executives and key managers that may occur in connection with rumored, threatened, or actual changes in corporate ownership or control, we have provided all of the named executive officers, other than Mr. Olbrych, and other key employees with benefits in the event of a change-in-control. The purpose of these provisions is to induce and provide incentives for executive officers to remain with the company despite the uncertainties associated with an actual or threatened change in the ownership and control of the company and to ensure the provision of severance and benefits for terminated employees in the event that the control and/or ownership of the company changes. Change-in-control benefits are further described under the caption “Material Terms of Employment and Other Arrangements with Named Executive Officers” on page 57.

Recent Developments in Executive Compensation Analysis

      In the course of the Committee’s periodic review of our compensation philosophy as it relates to named executive officers, the Committee recently engaged the services of the Hay Group, Inc., an independent executive compensation consulting firm. In January 2007, the Hay Group undertook two projects for the Committee. The first project entails reviewing substantive position duties and conducting market compensation analyses for our executive officers, including each of the named executive officers. This work is designed to determine the internal equity among the executive positions and to benchmark the overall compensation for these positions against comparable executive positions in companies which compete with us for executive talent. The second project involves our supplemental retirement benefit plan. The Hay Group’s work is expected to be available to the Committee early in fiscal year 2007 and will be used in considering changes and alternatives to our present executive compensation program.

      We believe that the Hay Group engagement is particularly relevant in light of the recent reconfiguration of our executive management. In November of 2006, we hired Mr. Olbrych as Senior Vice President and Chief Administrative Officer. While we had previously implemented a business strategy that focused management attention on emphasizing our commitment to external customer service and aligned executive management accordingly, all of the executive officers continued to report to the chief executive officer. Mr. Olbrych will oversee and be responsible for internal customer services including accounting, human resources, information technology, and legal. The chief executive officer’s attention is now primarily focused on overseeing and being responsible for external customer services including operations, sales and service, and marketing, in addition to having the chief administrative officer report to him. Because this reporting structure is new to our organization, it necessitates the Hay Group engagement to review and determine the relative relationship of our executive officer positions to each other, and to comparative positions and duties in the competitive marketplace. These changes were announced during the final days of fiscal year 2006 so that the transition to the new structure would be in place at the start of fiscal year 2007.

Tax Treatment of Executive Compensation

      Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for compensation exceeding $1,000,000. Although no executive officer currently receives in excess of $1,000,000 of compensation annually, it is our policy to maximize the tax deductibility of executive compensation without compromising the fundamental framework of the existing compensation program. However, we may elect to forego deductibility for federal income tax purposes if such action is, in our opinion, necessary or appropriate to further the goals of the executive compensation program, or is otherwise in Angelica’s best interest.

COMPENSATION AND ORGANIZATION COMMITTEE REPORT

The responsibilities of the Compensation and Organization Committee are provided in its Charter, which has been approved by the Board of Directors. In fulfilling those responsibilities with respect to the Compensation Discussion and Analysis set forth above and included in this Committee Report, the Committee has, among other things:

  reviewed and discussed the Compensation Discussion and Analysis with management, and;

  on the basis of that review and discussion, the Committee approved the inclusion of the Compensation Discussion and Analysis in the Company’s Annual Report on Form 10-K for 2006 and the Company’s 2007 Proxy Statement.

Submitted by the Compensation and
Organization Committee,

Kelvin R. Westbrook, Chairman
James R. Henderson
Ronald J. Kruszewski

Notwithstanding anything set forth in any of our previous filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings, including this Form 10-K or proxy statement as the case may be, in whole or in part, the preceding report shall not be deemed to be incorporated by reference in any such filings.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2006, the following individuals served as members of the Compensation and Organization Committee: Susan S. Elliott, James R. Henderson, Charles W. Mueller and Kelvin R. Westbrook, Chairman. Ms. Elliott resigned as a director and as a member of the Compensation and Organization Committee on August 30, 2006. As part of the Settlement Agreement with Steel Partners, Mr. Henderson was appointed to the Compensation and Organization Committee, effective September 19, 2006. Effective February 16, 2007, Mr. Mueller stepped down from the Compensation and Organization Committee and was replaced by Ronald J. Kruszewski. None of the members of the Compensation and Organization Committee was an officer or employee of the Company or any of its subsidiaries during fiscal 2006 or any prior period. None of our executive officers served as a director or member of a compensation committee of any other entity, whose executive officers served as a director or member of our Compensation and Organization Committee. Each member of the Compensation and Organization Committee listed above is an independent director.

Summary Compensation Table

The following table reflects compensation paid or payable by the Company and its subsidiaries for the fiscal year ended January 27, 2007, to the Company’s Chief Executive Officer, Chief Financial Officer and each of the next most highly compensated executive officers. The table also includes one additional individual for whom disclosure would have been provided but for the fact that he resigned prior to fiscal year end.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non- Equity Incentive Plan Compen- sation ($)(2)	Change in Pension Value and Nonquali- fied Deferred Compen- sation Earnings ($)(3)	All Other Compen- sation ($)(4)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Stephen M. O’Hara	2006	$425,000	—	$(29,509)	$2,560	$152,686	—	$28,022	$578,759
Chairman, President and Chief Executive Officer
James W. Shaffer	2006	$195,001	—	$(1,478)	$2,357	$94,423	$27,292	$10,323	$327,918
Vice President and Chief Financial Officer
Steven L. Frey	2006	$205,002	—	$(2,110)	$3,772	$128,885	$48,702	$10,818	$395,069
Vice President, General Counsel and Secretary
John S. Olbrych(5)	2006	$43,268	$18,000 (6)	—	$45,867	—	—	$22,000	$129,135
Senior Vice President and Chief Administrative Officer
David A. Van Vliet(7)	2006	$246,249	—	$(108,000)	—	—	—	$75,639	$213,888
Formerly President and Chief Operating Officer

(1)	The amounts shown in columns (e) and (f) above represent the dollar amounts recognized for financial statement reporting purposes in fiscal 2006 with respect to the stock and option awards included in Angelica’s consolidated financial statements for fiscal year 2006 per SFAS 123(R). In accordance with SFAS 123(R), for performance-contingent restricted stock, if it is determined that the performance contingency will not be satisfied, any previously recognized compensation expense is reversed in the period such determination is made, which may result in a credit to expense. See Note 2 to the Consolidated Financial Statements included in this Form 10-K for a discussion of the relevant assumptions used in calculating grant date fair value pursuant to SFAS 123(R). For further information on these awards, see the Grants of Plan-Based Awards table.

(2)	The amounts shown in column (g) represent annual short-term incentive compensation earned by the named executive officers for fiscal 2006. Such amounts were calculated and paid in 2007 but are included in compensation for fiscal 2006, the year in which they were earned. See “Compensation Discussion and Analysis,” page 42 for further details.

(3)	The amounts shown in column (h) represent the aggregate change in the actuarial value of each named executive officer’s accumulated benefit, if any, under the Angelica Corporation Pension Plan and the Supplemental Plan: Pension Plan: Mr. Shaffer, $8,765; and Mr. Frey, $543; Supplemental Plan: Mr. Shaffer, $18,527; and Mr. Frey, $48,159. The present value of Mr. O’Hara’s Supplemental Plan benefit decreased $99,686 due to the fact that the actual increase in his compensation from fiscal 2005 to fiscal 2006 was less than what had been previously projected.

(4)	A breakdown of the amounts shown in column (i) for fiscal 2006 for each of the named executive officers is set forth in the following table. Amounts shown below for 401(k) matching contributions are subject to change when the results of nondiscrimination testing for the 401(k) plan year ending December 31, 2006 are finalized.

	O’Hara	Shaffer	Frey	Olbrych		Van Vliet
401(k) matching contributions	$3,960	$3,710	$3,676	—		—
401(k) - profit sharing contributions	$1,100	$1,031	$1,100	—		—
Dividend distributions on restricted stock	$22,962	$5,582	$6,042	—		$13,966
Consulting fee	—	—	—	$22,000	(a)	$27,083	(b)
Perquisites	—	—	—	—		$34,590	(c)
Total	$28,022	$10,323	$10,818	$22,000		$75,639

(a)	Represents consulting fees of $22,000 paid to Mr. Olbrych’s company, D.D. III Aviation, Inc., prior to his employment with the Company. Pursuant to his consulting agreement, the Company also reimbursed Mr. Olbrych’s company for expenses incurred in performing duties under the agreement.

(b)	Represents one month’s consulting fee following Mr. Van Vliet’s resignation, paid at his former salary.

(c)	Represents payments by Angelica for certain perquisites for Mr. Van Vliet, including commercial commuter airfare of $11,930; temporary lodging expenses of $16,138; and leased auto payments of $6,522.

(5)	Mr. Olbrych joined the Company on November 27, 2006.

(6)	The Compensation and Organization Committee determined to grant Mr. Olbrych a discretionary bonus equal to $18,000 for services rendered to our company during fiscal 2006.

(7)	Mr. Van Vliet resigned effective September 30, 2006.

Grants of Plan-Based Awards in Fiscal 2006

The following table sets forth information with respect to grants of awards to any person named in the Summary Compensation Table under our non-equity and equity incentive plans during fiscal 2006.

				Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)(3)
Name	Grant Date		Action Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Under- lying Options (#)	Exercise or Base Price of Option Awards ($/Sh)		Grant Date Fair Value ($)
(a)	(b)			(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)
Stephen M.	—			$2,125	$212,500	$425,000	—	—	—	—	—	—		—
O’Hara	1/30/06	(2)	1/27/06	—	—	—	6,455	12,911	19,366	—	—	—		—
	9/19/06	(3)		—	—	—	1,904	n/a	19,037	—	—	—		—
James W.	—			$975	$97,500	$195,000	—	—	—	—	—	—		—
Shaffer	1/30/06	(2)	1/27/06	—	—	—	1,942	3,886	5,828	—	—	—		—
	9/19/06	(3)		—	—	—	546	n/a	5,459	—	—	—		—
Steven L. Frey	—			$1,025	$102,500	$205,000	—	—	—	—	—	—		—
	1/30/06	(2)	1/27/06	—	—	—	2,042	4,085	6,127	—	—	—		—
	9/19/06	(3)		—	—	—	574	n/a	5,739	—	—	—		—
John S. Olbrych	11/27/06			—	—	—	—	—	—	—	25,000	$21.305	(4)	$195,924
	11/27/06			—	—	—	—	—	—	—	25,000	$23.4355	(4)	$183,155
	11/27/06			—	—	—	—	—	—	—	25,000	$25.566	(4)	$171,550
David A.	—			$1,625	$162,500	$325,000	—	—	—	—	—	—		—
Van Vliet(5)	1/30/06	(2)	1/27/06	—	—	—	—	—	—	—	—	—		—

(1)	Represents annual short-term incentive compensation opportunities for fiscal 2006 available to named executive officers. For fiscal year 2006, the financial criteria used to determine the annual incentive compensation for the executive officers included earnings per share, gross margin and bank-debt-to-EBITDA ratio. Earnings per share was a common criteria used for all of the executive officers and this was combined with one or both of the other criteria in the case of some. In addition to these financial criteria, a variety of other performance measures, including customer and employee satisfaction scores, as well as individual goals specific to each executive officer’s position, were also used to determine the amount of an executive officer’s annual incentive compensation. The actual amounts earned by the named executive officers for fiscal 2006 are set forth in the Summary Compensation Table. See Compensation Discussion and Analysis for further details.

(2)	Represents awards of restricted shares granted in fiscal 2006 to the named executive officers under the Long-Term Incentive Program. Awards were granted to the named executive officers as follows: Mr. O’Hara, 19,366 shares; Mr. Shaffer, 5,828 shares; Mr. Frey, 6,127 shares; and Mr. Van Vliet, 15,656 shares, which he subsequently forfeited upon his resignation. The restricted shares may be earned, in whole or in part, based on achievement of three-year (2006-2008) performance goals associated with the awards. If those performance goals, based solely on earnings per share, are not achieved, some or all of the shares will be forfeited. The number of shares of restricted stock awarded was computed based upon the closing market price of the Company’s stock on January 27, 2006, the last trading day of the Company’s prior fiscal year. Named executive officers receive any dividends paid on shares granted under the program at the same dividend rate paid to all shareholders of common stock. The restricted stock granted in connection with the Long-Term Incentive Program was issued under the 1999 Performance Plan.

(3)	Represents a special ten-year grant. Awards of restricted stock were granted to the named executive officers as follows: Mr. O’Hara, 19,037 shares; Mr. Shaffer, 5,459 shares; and Mr. Frey, 5,739 shares. The shares included in these grants become available to vest over a ten year period, at the rate of ten percent (10%) per year on each annual anniversary of the grant date. Vesting is conditioned upon the Company achieving, as to any year during the ten year period, earnings per share of at least $1.67. Upon achieving that target, all shares that had previously become available to vest, immediately vest. Thereafter, an additional ten percent (10%) of the total shares granted will vest on each subsequent annual anniversary of the grant date. If the target is not achieved by the end of the ten year period, all shares are forfeited. A participant leaving the Company will typically forfeit all shares that have not yet vested. Named executive officers receive dividends on these shares as described above. The restricted stock granted in connection with the special ten-year grant was issued under the 1999 Performance Plan.

(4)	Pursuant to his employment agreement, Mr. Olbrych was granted 25,000 stock options at fair market value, which is the average of the high and low trading price of the Company’s common stock, on the grant date; 25,000 options at 110% of the fair market value on the grant date; and 25,000 options at 120% of the fair market value on the grant date. Twenty-five percent (25%) of each set of options becomes exercisable six months after the grant date; an additional 25% becomes exercisable 18 months after the grant date; an additional 25% becomes exercisable 30 months after the grant date; and the final 25% becomes exercisable 42 months after the grant date.

(5)	Mr. Van Vliet resigned effective September 30, 2006, and forfeited his entire award of restricted shares effective as of this date.

Narrative Disclosure for Summary Compensation Table and Grants of Plan-Based Awards Table

      Bonus vs. Annual Incentive Compensation; Salary as Percentage of Total Compensation. The named executive officers typically receive annual review of their base salaries. Increases in base salary for the named executive officers during fiscal 2006 ranged from 4.8% to 5.4%. Discretionary bonuses are typically only paid during the executive officer’s first year of employment after which the executive officer becomes a participant in our annual incentive compensation plan which is based upon the achievement of financial and strategic performance criteria points established for each executive officer at the beginning of the fiscal year as well as overall company financial goals.

      Mr. Olbrych, who commenced employment with our company in November 2006, is the only named executive officer who received a discretionary bonus for fiscal 2006 and the dollar amount of that bonus is set forth in the Bonus column of the Summary Compensation Table next to his name. Messrs. O’Hara, Shaffer and Frey each received performance-based annual incentive awards for fiscal 2006 and the dollar amount of these awards is set forth next to their names in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table. The percentage that base salary was of the total compensation amounts reported in the Summary Compensation Table for each of the executive officers who were employed for the full 2006 fiscal year were 73% for Mr. O’Hara, 59% for Mr. Shaffer and 52% for Mr. Frey.

      Stock Awards. The amounts set forth in the Stock Award column of the Summary Compensation Table for Messrs. O’Hara, Shaffer and Frey are negative dollar amounts for fiscal 2006. We have been granting performance-based restricted stock as part of our long-term equity-based incentive plan since 2004. Each year, another award of restricted shares is made to each of the named executive officers for a new three-year performance period. The dollar value expensed for these is computed in accordance with SFAS 123(R). During fiscal 2006, the dollar values of previously expensed awards for the fiscal 2005-2007 performance period were reversed due to the fact that it was determined that the performance criteria for these awards were unlikely to be achieved. The expense amounts reversed offset the expense accrued during fiscal 2006 for the fiscal 2006-2008 performance period award, resulting in the negative dollar amount. In Mr. Van Vliet’s case, the negative dollar amount reported under this column is reflective of a reversal of previously recognized expense for performance-based and service-based restricted stock grants that Mr. Van Vliet forfeited upon his termination of employment on September 30, 2006.

      Stock Options. Since fiscal 2004, stock options are typically granted only upon commencement of an executive officer’s employment with the Company. The amounts set forth in the Option Awards column of the Summary Compensation Table for Messrs. O’Hara, Shaffer and Frey are amounts expensed in accordance with SFAS 123(R) for stock options granted in years prior to fiscal 2004. Mr. Olbrych received a grant of 75,000 stock options upon the commencement of his employment in November 2006. These options are scheduled to vest over the 42 months after the grant date as more fully described in footnote 4 to the Grants of Plan-Based Awards for Fiscal 2006 Table. The amount set forth in the Stock Option column of the Summary Compensation Table for Mr. Olbrych is the dollar amount of the option grant’s grant date fair value that was expensed under SFAS 123(R) during fiscal 2006.

      Annual Incentive Awards. For purposes of determining annual incentive awards, each named executive officer is given a number of performance criteria based upon the executive officer’s individual job description and responsibilities. The various performance criteria are weighted for each executive officer and performance points are assigned to various performance levels within each of the criteria with the total number of performance points that are available to an executive officer to earn being in excess of 200. Within each performance criteria, performance points are assigned to levels of achievement of the performance criteria relative to budgeted, targeted or expected levels of performance for that criteria. At the end of the fiscal year, actual achievement of the performance goals relative to the pre-established performance measurements are analyzed and the executive officer earns a point total on the basis of this analysis.

      The point total for each executive officer represents the percentage of the annual incentive target amount established for the executive officer that the executive officer has actually achieved. Annual incentive target amounts are expressed as a percentage of the executive officer’s base salary for the fiscal year with the target payment for each of the named executive officers being 50% of the executive officer’s base salary for the fiscal year. Each executive officer can, however, earn more or less than the target annual incentive percentage based upon the actual number of performance points achieved by the executive officer as well as based upon the size of the annual incentive award pool for the fiscal year.

      The actual level of all annual incentive awards is further dependent upon the level of our earnings before interest, taxes, depreciation and amortization (EBITDA) for the fiscal year, against pre-established threshold, target and maximum EBITDA amounts. If we earn more than the target level of EBITDA for the fiscal year, the executive officer will receive an annual incentive payment greater than that computed by reference to the executive’s performance points relative to his or her target award for the year. If we earn less than the target level of EBITDA for the fiscal year, the executive officer will receive an annual incentive payment less than that computed by reference to the executive’s performance points relative to his or her target award for the year.

      The dollar amounts of the threshold, target and maximum annual incentive awards, as set at the beginning of fiscal 2006, are set forth for each of the named executive officers in the Estimated Future Payouts Under Non-Equity Incentive Plan Awards columns in the Grants of Plan-Based Awards in Fiscal 2006 Table. The threshold represents the amount that the named executive officer would have earned if the executive had earned a single performance point and the EBITDA target had been met. Likewise, the target and the maximum amounts under this column of the table set forth the dollar values that the named executive officer would have received if he had earned 100 and 200 performance points, respectively, assuming the EBITDA target had been met.

      For fiscal 2006, Mr. O’Hara, Mr. Shaffer and Mr. Frey achieved 92%, 124% and 161% of their respective target incentive awards for the fiscal year. Actual EBITDA for fiscal 2006 was $31.4 million versus a target EBITDA for fiscal 2006 of $32.5 million, which reduced the annual incentive awards pool (and each individual annual incentive award) to approximately 78% of the levels that the awards would have been had target EBITDA been achieved. On this basis, Messrs. O’Hara, Frey and Shaffer were paid annual incentive awards for fiscal 2006 in the amounts listed beside their names in the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table. Mr. Van Vliet forfeited his annual incentive award for fiscal 2006 upon his termination of employment on September 30, 2006.

      Changes in Pension Value. For Messrs. Shaffer and Frey, the amounts recorded in the column Change in Pension Value and Non-Qualified Deferred Compensation Earnings of the Summary Compensation Table is the aggregate accretion in the present value of the accrued benefits at age 65 under our qualified defined benefit plan and our supplemental retirement plan. The dollar amount of accretion of benefits under each plan for Mr. Shaffer and Mr. Frey is reported in footnote 3 to the Summary Compensation Table. The negative amount reported for Mr. O’Hara in footnote 3 to the Summary Compensation Table results from the decrease in present value of his accrued benefit at age 65 under the supplemental retirement plan as compared with the last day of fiscal 2005 year end. Mr. O’Hara does not participate in the qualified defined benefit plan.

      Long-Term Equity Incentive Awards. There are two grants of restricted stock awards that have been reported in the Estimated Future Payouts Under Equity Incentive Plan Awards column of the Grants of Plan-Based Awards in Fiscal 2006 Table for Messrs. O’Hara, Shaffer and Frey. The first grant is a long-term equity incentive grant for the three-year performance period commencing with fiscal 2006 and ending with fiscal 2008. The value of the grant is equal to a specified percentage of an executive officer’s then-current base salary. For Mr. O’Hara, the target percentage in setting the number of shares of restricted stock subject to the long-term incentive award is 80% of his base salary. For Messrs. Frey and Shaffer, the target percentage is 50% of their respective base salaries. The resulting dollar amount is converted into a specific number of shares of restricted stock based upon the market price of our common stock on the date of grant.

      For the performance period commencing with fiscal 2006 and ending with fiscal 2008, the Committee elected to use earnings per share as the performance criterion. The actual awards of restricted stock that were granted to the named executive officers for the fiscal 2006-2008 performance period are listed in the Maximum subcolumn under the Estimated Future Payouts Under the Equity Incentive Plan Awards column of the Grants of Plan-Based Awards in Fiscal 2006 Table.

      The actual portion of the restricted stock award earned at the end of the performance period depends upon the extent to which we achieve the pre-established financial criteria during the performance period. The number of shares of restricted stock that will vest if actual earnings per share amounts fall between the maximum and the target levels, or between the threshold and the target levels, will be determined through interpolation between the relevant performance levels. All shares that do not vest at the end of the performance period will be forfeited by the executive officer. Failure to achieve the minimum target level will result in forfeiture of all shares subject to the award.

      The second restricted stock award reported in the Estimated Future Payouts Under Equity Incentive Plan Awards column of the Grants of Plan-Based Awards in Fiscal 2006 Table is a special grant designed to serve as an incentive to our executive officers to remain in their positions while continuing to strive to attain our financial goals and strategic business objectives. The special long-term awards consist of grants of restricted stock that can vest over a ten-year period. Each year during the ten-year period on the annual anniversary of the grant date, 10% of the award becomes available for vesting if the earnings per share performance target of at least $1.67 per share is met for a single fiscal year beginning with the 2007 fiscal year and ending with the 2016 fiscal year. Upon our achievement of the earnings per share target established for this special long-term incentive program during any fiscal year in the ten fiscal-year period, all of the shares that have become available for vesting up to that time will vest. Once the earnings per share target has been achieved, then an additional 10% of the award will also vest on each subsequent annual anniversary of the grant date. If, by the end of the ten-year period, we fail to achieve the earnings per share target established for this special program, all of the shares will be forfeited.

Material Terms of Employment and Other Agreements with Named Executive Officers.

Each of the named executive officers in the Summary Compensation Table currently has an employment agreement with Angelica. The following table sets forth the material terms of each of these agreements. See also the Compensation Discussion and Analysis on page 42.

Named Executive Officer	Stephen M. O’Hara	Steven L. Frey	James W. Shaffer	John S. Olbrych

Agreement Type	Employment including Change in Control (CIC)	Employment including CIC	Employment including CIC	Employment

Term	9/15/03-9/15/06, subject to automatic annual renewal absent timely notice of termination	9/9/04 - until employment ends	9/9/04 - until employment ends	11/27/06 - until employment ends

Salary Continuation If Terminated (Non-CIC)	24 months	12 months	12 months	12 months

Lump Sum Cash Payment If Terminated (CIC)	2 x current annual salary	1 1/2 x current annual salary	1 1/2 x current annual salary	N/A

Bonus (CIC)	Annual target bonus amount	Prorated portion of maximum annual bonus amount for CIC year	Prorated portion of maximum annual bonus amount for CIC year	N/A

Medical Benefit Continuation*	Two years for every year of service, up to a maximum of ten (10) years, for him and his family, without cost to him	Two (2) years for him and his family, if related to CIC	Two (2) years for him and his family, if related to CIC	One (1) year for him, upon timely COBRA election; terminates upon coverage eligibility with another employer

Restricted Stock And/Or Option Vesting	Unexpired options and restricted stock vest if CIC occurs or upon Mr. O’Hara’s death, disability or retirement	Unexpired options and restricted stock vest if CIC occurs	Unexpired options and restricted stock vest if CIC occurs	Upon termination of employment for any reason, unvested options terminate, except as otherwise provided in the Company’s 1999 Performance Plan

Non-Compete And Related Provisions	Yes, non-compete and non-solicitation covenants for two (2) years after employment ends; confidentiality obligations in effect indefinitely	Yes, non-compete & non-solicitation covenants for one (1) year after employment ends; confidentiality obligations in effect indefinitely	Yes, non-compete & non-solicitation covenants for one (1) year after employment ends; confidentiality obligations in effect indefinitely	Yes, non-compete & non-solicitation covenants for one (1) year after employment ends; confidentiality obligations in effect indefinitely

Additional Provisions	If CIC occurs, we will pay him a gross-up amount equal to the amount of any excise tax imposed on payments to him.	If CIC occurs, he will be credited with an additional five (5) years of service under our Supplemental Retirement Benefit Plan.	If CIC occurs, he will be credited with an additional five (5) years of service under our Supplemental Retirement Benefit Plan.	Initial stock option grant of 75,000 shares subject to staggered vesting schedule
(see Grants of Plan-Based
Awards Table on page 53).
Temporary living expenses to be paid for three (3) months; ten (10) company-paid round trip flights home for personal use; relocation expenses to be paid pursuant to Company policy; and upon buying or leasing a residence in Atlanta by 11/27/08 while still a Company employee, a payment of 1/12 of his annual salary with subsequent payment of a gross-up amount to reimburse him for all income taxes paid on such amount.
Airline club membership and use of leased vehicle through 6/30/08

*	With the exception of Mr. Olbrych, if the Executive Officer subsequently becomes employed, our medical benefit continuation becomes secondary to the benefits provided by the other employer.

Outstanding Equity Awards at Fiscal Year-End

      The following table shows outstanding stock option awards classified as exercisable and unexercisable as of our fiscal year ended January 27, 2007. The vesting schedule for each option grant is shown following this table, based on the option grant date. The table also shows unvested and unearned stock awards (both time-based awards and performance-based) assuming a market value of $26.30 a share (the closing value of the Company’s stock on January 26, 2007).

	Option Awards							Stock Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)		Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
(a)		(b)		(c)		(e)	(f)	(g)		(h)	(i)		(j)
Stephen M. O’Hara	5/30/2001	1,600	(1)	0		$10.935	5/30/2010	—		—	4,600	(5)	$120,980
	5/29/2002	2000	(1)	0		$16.675	5/29/2011	—		—	5,741	(5)	$150,988
	5/28/2003	1,500	(1)	500	(1)	$16.82	5/28/2012	—		—	6,455	(5)	$169,767
	9/15/2003	100,000	(2)	0		$19.66	9/15/2013	—		—	1,904	(6)	$50,075
	9/15/2003	50,000	(2)	0		$25.00	9/15/2013	—		—	—		—
	9/15/2003	50,000	(2)	0		$30.00	9/15/2013	—		—	—		—
James W. Shaffer	5/25/1999	3,000		0		$16.8125	5/25/2009	223	(4)	$5,865	1,250	(5)	$32,875
	8/13/1999	2,000		0		$12.6875	8/13/2009	—		—	1,353	(5)	$35,584
	5/23/2000	10,000		0		$ 7.25	5/23/2010	—		—	1,942	(5)	$51,075
	8/28/2001	3,000		0		$10.95	8/28/2011	—		—	546	(6)	$14,360
	8/5/2002	5,000		0		$16.325	8/5/2012	—		—	—		—
	8/27/2003	8,000		0		$19.36	8/27/2013	—		—	—		—
	1/28/2005	10,000		0		$32.88	1/28/2015	—		—	—		—
Steven L. Frey	3/1/1999	10,000		0		$16.125	3/1/2009	380	(4)	$9,994	1,400	(5)	$36,820
	5/23/2000	15,000		0		$ 7.25	5/23/2010	—		—	1,458	(5)	$38,345
	8/28/2001	3,000		0		$10.95	8/28/2011	—		—	2,042	(5)	$53,705
	8/5/2002	8,000		0		$16.325	8/5/2012	—		—	574	(6)	$15,096
	8/27/2003	12,000		0		$19.36	8/27/2013	—		—	—		—
	1/28/2005	10,000		0		$32.88	1/28/2015	—		—	—		—
John S. Olbrych	11/27/2006	0		25,000	(3)	$21.305	11/27/2016	—		—	—		—
	11/27/2006	0		25,000	(3)	$23.4355	11/27/2016	—		—	—		—
	11/27/2006	0		25,000	(3)	$25.566	11/27/2016	—		—	—		—
David A. Van Viet		0		0		—	—	—		—	—		—

(1)	Represents options granted to Mr. O’Hara during his service as a non-employee director on our Board of Directors.

(2)	Represents options granted to Mr. O’Hara as an inducement to accept employment as our President and CEO on September 15, 2003. One grant for 100,000 stock options at an exercise price of $19.66 was granted under substantially similar terms to the 1999 Performance Plan. It became one-third exercisable one year from the date of grant; two-thirds exercisable two years from the date of grant; and was to be fully exercisable three years from the date of grant. The Board of Directors on January 17, 2006, authorized acceleration of the vesting date (at the same time it accelerated the vesting dates for all unvested stock options granted to employees in 2003 at option prices above the market price of Angelica’s shares on January 17, 2006). By taking that action before fiscal year end, Angelica avoided certain expense charges in each of the next two fiscal years. Two additional employment-inducement stock option grants of 50,000 shares each were to vest and become exercisable only upon the closing price of our common stock on the New York Stock Exchange being at least, for the respective options, $25.00 per share, and $30.00 per share, during any period of five consecutive trading days during Mr. O’Hara’s term of employment. The second stock option grant of 50,000 shares vested and became exercisable on July 7, 2004, following a period of five consecutive trading days when our common stock on the New York Stock Exchange closed at $25.00 or more per share. The third stock option grant of 50,000 shares was amended by the Compensation and Organization Committee on January 27, 2005, so that the options vested and became immediately exercisable at $30.00 per share. No other terms of the stock option agreement or the options were modified.

(3)	Pursuant to his employment agreement, Mr. Olbrych was granted 25,000 stock options at fair market value, which is the average of the high and low trading price of our common stock, on the grant date; 25,000 options at 110% of the fair market value on the grant date; and 25,000 options at 120%

of the fair market value on the grant date. Twenty-five (25%) percent of each set of options becomes 25% exercisable six months after the grant date; an additional 25% becomes exercisable 18 months after the grant date; an additional 25% becomes exercisable 30 months after the grant date; and the final 25% becomes exercisable 42 months after the grant date.

(4)	Represents restricted shares issued under the Stock Bonus and Incentive Plan in March 2003 with a five-year transferable period. The Stock Bonus and Incentive Plan terminated on April 1, 2003. The shares will vest on March 14, 2008.

(5)	Represents awards of restricted shares granted to the named executive officers for the 2004-2006, 2005-2007, and 2006-2008 Performance Periods under the Long-Term Incentive Program. The restricted shares issued in 2004 were forfeited effective January 28, 2007, because the performance goals associated with those awards were not achieved. The named executive officers forfeited shares as follows: Mr. O’Hara, 13,800 shares; Mr. Shaffer, 3,750 shares; and Mr. Frey, 4,200 shares. Portions of the respective remaining awards will vest or be forfeited effective as of the last day of the 2007 and 2008 fiscal years depending on achievement of the performance goals associated with those awards. The value of the awards assumes payout at the threshold level of performance.

(6)	Represents a special ten-year grant of restricted stock granted on September 19, 2006 to Messrs. O’Hara, Frey and Shaffer. See description in Grants of Plan-Based Awards Table on page 53. The value of the award assumes payout at the minimum level of performance.

Option Grant Date	Option Awards Vesting Schedule
5/30/2001	25% vests each year for four years from date of grant
5/29/2002	25% vests each year for four years from date of grant
5/28/2003	25% vests each year for four years from date of grant
9/15/2003	See Footnote 2
3/1/1999	25% vests each year for four years from date of grant
5/25/1999	25% vests each year for four years from date of grant
8/13/1999	25% vests each year for four years from date of grant
5/23/2000	25% vests each year for four years from date of grant
8/28/2001	25% vests each year for four years from date of grant
8/5/2002	25% vests each year for four years from date of grant
8/27/2003	25% vests each year for four years from date of grant
1/28/2005	Vested six months from the date of grant
11/27/2006	See Footnote 3

Option Exercises and Stock Vested in Fiscal 2006

      The following table sets forth certain information regarding exercise of options and vesting of restricted stock held by the named executive officers during the fiscal year ended January 27, 2007.

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting (#)
Stephen M. O’Hara	—	—	1,000	(1)	$17,415
	—	—	34	(2)	$652
James W. Shaffer	—	—	566	(3)	$11,776
Steven L. Frey	—	—	364	(3)	$7,573
John S. Olbrych	—	—	—		—
David A. Van Vliet	—	—	—		—

(1)	Amount shown represents the final 1,000 shares of a 3,000 share restricted grant issued to Mr. O’Hara on September 15, 2003, pursuant to his employment agreement. The shares vested on September 15, 2006.

(2)	Amount shown represents the final one-third increment of a director stock grant awarded to Mr. O’Hara during his service as a non-employee director on our Board, which vested on May 28, 2006.

(3)	Amount shown represents restricted shares issued under the Stock Bonus and Incentive Plan in 2001 with a five-year transferrable period, which vested on March 14, 2006. The Stock Bonus and Incentive Plan terminated on April 1, 2003.

PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service (#)		Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Stephen M. O’Hara	Defined Benefit Pension Plan(1)	0		0	0
	Supplemental Plan	10	(2)	$3,061,266	0
James W. Shaffer	Defined Benefit Pension Plan(3)	6		$166,488	0
	Supplemental Plan	7		$306,387	0
Steven L. Frey	Defined Benefit Pension Plan(3)	6		$136,002	0
	Supplemental Plan	7		$234,030	0
John S. Olbrych(4)	Defined Benefit Pension Plan	0		0	0
	Supplemental Plan	0		0	0

(1)	Effective September 1, 2004, we amended our Defined Benefit Pension Plan so that as of that date, no further employees could participate in the plan. To be eligible to participate in the plan, an employee had to have completed one (1) year of service. Mr. O’Hara became an executive officer of the Company on September 15, 2003. Mr. O’Hara is not eligible to participate in the Company’s Defined Benefit Pension Plan.

(2)	Mr. O’Hara is credited service at the rate of one (1) year for every four (4) months of employment for purposes of the Company’s Supplemental Retirement Benefit Plan.

(3)	Amounts and years of credited service shown for Messrs. Shaffer and Frey for the Defined Benefit Pension Plan are as of December 31, 2005, and are derived from the most currently available actuarial report for the plan.

(4)	Mr. Olbrych is not eligible to participate in the Company’s Defined Benefit Pension Plan. While Mr. Olbrych may otherwise be eligible to participate, as the other named executive officers do, in the
60
Supplemental Retirement Benefit Plan, the Compensation and Organization Committee has decided to evaluate the continued use of the plan, and pending the results of that evaluation, has chosen not to include him in the plan at this time.

RETIREMENT PLANS

      Under our defined benefit pension plan, an employee earns benefits in any year equal to 0.25% of total compensation plus an additional 0.25% of that part of compensation which is in excess of one-half of the social security taxable-wage base, plus, for each year of employment in excess of 15 years, an additional 0.05% of total compensation. Reduced benefits are payable at early retirement. Estimated annual benefits under the plan payable upon normal retirement to the following executive officers are as follows: Mr. Frey, $14,819 and Mr. Shaffer, $19,096. Mr. O’Hara and Mr. Olbrych are not eligible to participate under the plan. These figures assume that participants will remain employed until their normal retirement dates and will receive increases to their current compensation consistent with historical increases in compensation. The Company’s pension plan was amended effective September 1, 2004, so that no employee shall become a participant on or after September 1, 2004.

We also maintain a supplemental retirement benefit plan (the Supplemental Plan) for a limited number of highly compensated officers and management personnel selected by the Compensation and Organization Committee (the Committee). The “formula amount” of supplemental retirement benefit payable under this plan is determined by the Committee when the participant is invited to join the plan and is subject to increase at the Committee’s discretion. Additionally, the Committee may, at its discretion, reduce the formula amount or “freeze” the then-vested benefit of certain participants. A full benefit is the participant’s final average compensation multiplied by the formula amount (between 30% and 50%). A participant who has less than 30 years of service at retirement will receive a reduced amount of the otherwise fully vested formula amount, based on actual years of service. For purposes of the supplemental retirement benefit plan, final average compensation means the average compensation paid during the three most highly compensated years of the participant’s last five years of employment. Benefits are generally payable over 120 months beginning at age 65, but may extend for a period of up to 15 years. Any benefit payable under the plan will be reduced by benefits paid under the pension plan. For purposes of calculation of benefits under the supplemental retirement benefit plan, Mr. O’Hara is credited with service at the rate of one year of service for each four months of actual service rendered. Estimated annual benefits under the supplemental plan payable under normal retirement over a ten-year period to the named executive officers are as follows: Mr. O’Hara, $426,527; Mr. Frey, $32,608; and Mr. Shaffer, $42,689. These figures reflect a reduction for the benefit payable under the pension plan, if any, and assume that participants will remain employed until their normal retirement dates and will receive increases to their current compensation consistent with historical increases in compensation.

Trust Agreements

A trust has been established to fund certain benefits payable following a change in control to named executive officers pursuant to certain employee benefit plans. In the event of a change in control or a potential change in control that is not approved by the Board of Directors, we will be required to deposit into the trust an amount equal to the difference between the maximum amount potentially payable under the covered plans to all participants and the then-current value of the trust assets. The trust can be revoked at any time prior to a change in control. The trust will terminate automatically on the third anniversary of the occurrence of the change in control. If the trust is revoked or terminated, all remaining trust assets will be returned to us. If funds are deposited into a trust in connection with a potential change in control and an actual change in control does not occur within 90 days, our Board of Directors may direct that the deposit will be returned by the trust to us. In the event of bankruptcy or insolvency, the assets of the trust will be subject to the claims of the general creditors of the Company.

Potential Payments Upon Termination or Change in Control

We have entered into Employment Agreements with each named executive officer. These agreements, which are discussed on page 57, provide for payments at, following or in connection with the termination of the executive’s employment under certain circumstances, including resignation, involuntary termination, retirement, death or disability of the named executive officer, or a change in control of our company. The tables on the following pages reflect the incremental cost to our company of providing payments and benefits that are generally not available on a non-discriminatory basis, in connection with each of those circumstances. The amounts shown in the tables assume that a termination occurs as of January 27, 2007, the last day of our 2006 fiscal year. Accordingly, the amounts include only those amounts for which we would be obligated as of that date. The actual amounts that would be paid to a named executive officer in each circumstance can only be determined at the time of termination.

Payments Made Upon Termination

The agreements that we have entered into with Messrs. O’Hara, Olbrych, Frey and Shaffer provide for the payment of severance if the named executive officer’s employment is terminated by us without “Cause” or by the executive officer with “Good Reason” (as each of those terms is defined in our agreement with each executive and discussed below). If the executive’s employment is terminated under either of these circumstances, we are obligated to continue making payments to him in amounts equal to his then current base salary. In the case of Mr. O’Hara, those payments are to continue for a period of twenty-four (24) months following the date of termination. In the case of Messrs. Olbrych, Frey and Shaffer, those payments are to continue for a period of twelve (12) months. In all cases, we have the option of making those payments over the specified period of time, consistent with our normal payroll practices, or we may elect to pay the total amount of all payments in a lump sum, without discount. The amounts reflected in the following tables assume that these payments are made in a lump sum.

As to Messrs. O’Hara and Olbrych, if their employment is terminated under either of these circumstances, we are obligated to continue, for a specified period of time, medical and health benefits for the executive and his family at least equal to those that we would have provided to them had their employment not been terminated. In the case of Mr. O’Hara, these benefits are to continue for a period of two (2) years for each year he has been employed by us (for a maximum continuation period of ten (10) years). In the case of Mr. Olbrych, such benefits are to continue for a period of twelve (12) months following termination. The amount reflected for this continuing benefit for each of these executives in the following tables is based upon that portion of the cost of such benefit paid by us as of the assumed date of termination and assumes no increase or decrease in that cost over the period of the obligation.

If a named executive officer is terminated by us for “Cause” or the named executive officer terminates his employment for any reason other than for “Good Reason”, we are not obligated to provide the executive officer with any form of post-termination payments or benefits that are not otherwise available on a non-discriminatory basis.

In either of these circumstances, the named executive officer is entitled to all payments and benefits that have accrued prior to the date his employment terminates under the benefit plans or programs in which he participated during his employment, all in accordance with the terms and conditions of any such plan or program. The named executive officer is also entitled to exercise vested stock options within the three month period following termination.

Payments and Benefits Upon Death, Disability or Retirement

In the event a named executive officer’s employment terminates due to his death or disability, he or, in the case of his death, his designated beneficiary, is entitled to receive those payments and benefits to which the executive officer is entitled under our non-discriminatory disability plan and group life insurance program, as the case may be, subject to the terms and conditions of those plans and programs.

If a named executive officer’s employment terminates due to his death, disability or retirement, the executive or, in the case of his death, his designated beneficiary, has the right to exercise, for a period of one year, all stock options that were vested at the time of the executive’s termination. Also, in the case of Mr. O’Hara, the stock options that were granted to him under our 1994 Non-Employee Directors Stock Plan during the time he served as a non-employee director of the company, and that have not yet vested, will immediately vest and he or, in the case of his death, his designated beneficiary, will have the right to exercise those options for a period of three months.

In the case of Messrs. Frey and Shaffer, each of whom hold matching shares granted under our Stock Bonus and Incentive Plan, any restrictions that remain on those shares at the time their employment terminates due to death, disability or retirement, will terminate and the shares will become immediately transferable by the executive or, in the case of his death, by his designated beneficiary.

As discussed on page 61, we provided a qualified, defined benefit pension plan on a non-discriminatory basis until September 1, 2004, after which time no employee who was not already a participant in that plan was admitted to participate. Having become participants prior to that date, Messrs. Frey and Shaffer participate in that plan. Neither Mr. O’Hara nor Mr. Olbrych had become participants prior to that date and, therefore, do not participate in that plan. In order to be retirement eligible so as to be entitled to receive benefits under that plan, a participant must fulfill the age and service requirements stipulated in the plan. Neither Mr. Frey nor Mr. Shaffer was retirement eligible to receive benefits under this plan as of January 27, 2007.

As discussed on page 61, we provide supplemental retirement benefits to selected executives and key managers pursuant to our Supplemental Plan. Messrs. O’Hara, Frey and Shaffer participate in the Supplemental Plan but Mr. Olbrych does not. Benefits begin to accrue under the Supplemental Plan once a participant has attained a minimum of ten years of service. Maximum benefits accrue after thirty years of service. Under our agreement with Mr. O’Hara, he is credited with service for purposes of the Supplemental Plan at the rate of one year of service for each four months of actual employment. Thus, as of January 27, 2007, Mr. O’Hara had attained ten years of service for purposes of the Supplemental Plan. However, in order to be retirement eligible and entitled to receive benefits under the Supplemental Plan, a participant must also fulfill the age requirements stipulated in the plan and, as of that date, Mr. O’Hara had not yet fulfilled those age requirements and was, therefore, not yet retirement eligible and entitled to receive benefits.

As of January 27, 2007, neither Mr. Frey nor Mr. Shaffer had yet attained ten years of service as required for benefits to accrue under the Supplemental Plan, and neither had yet fulfilled the age requirement to be retirement eligible.

Payments Made Upon a Change in Control

Generally, the stock options and shares of restricted stock that have been granted to the named executive officers were granted pursuant to the 1999 Performance Plan. The 1999 Performance Plan provides that, in the event of a change in control of our company, any outstanding stock options and restricted shares granted under the plan shall, in the case of stock option, become immediately exercisable and, in the case of restricted shares, become immediately transferable.

In addition, our agreements with Messrs. O’Hara, Frey and Shaffer each provides for certain amounts and benefits to be paid by us if his employment is terminated by us without Cause or by the executive for Good Reason, within a specified period of time following or preceding a change in control of our company. Our agreement with Mr. Olbrych does not include this provision. In the case of Mr. O’Hara, this provision is operative if his employment is terminated within three years following, or within six-months preceding, a change in control. In the case of Mr. Frey and Mr. Shaffer, this provision is operative if his employment is terminated within two years following, or within six-months preceding, a change in control. Under these circumstances, these named executive officers are entitled to the following:

  A lump-sum cash payment based upon the executive’s then current base salary and short-term incentive compensation. Mr. O’Hara is entitled to a payment equal to two times his annual base salary, plus his target bonus for the year in which he is terminated. Each of Messrs. Frey and Shaffer is entitled to a payment equal to one and one-half times his annual base salary, plus his maximum bonus for the year in which he is terminated, pro-rated for the portion of the year he was employed.

  To the extent not otherwise provided for under the terms of the equity-based compensation plan under which they were issued, immediate vesting of all outstanding equity-based awards, including stock options and restricted shares.

  Continuation of medical and health benefits for a specified period of time. In the case of Mr. O’Hara, this benefit continues for a period of two years for each year he had been employed by us. As to Messrs. Frey and Shaffer, this benefit continues for a period of two years.

  As to Messrs. Frey and Shaffer, each shall be credited with an additional five years of service credit, to be aggregated with his actual years of service, under the Supplemental Plan discussed above.

  In the case of Mr. O’Hara, if it is determined that the payments and benefits paid by us to him would be subject to the excise tax imposed by Internal Revenue Code Section 4999 (or successor provision), then we are obligated to also pay him an amount that, after the payment of taxes on that additional amount, allows him to retain an amount equal to the excise tax.

Under the terms of the Supplemental Plan, each of the named executive officers is entitled to an immediate, lump-sum payment if there is a change in control of our company, and the executive’s employment is terminated by us without Cause, or by the executive with Good Reason, within two years following the change in control. Under these circumstances, each executive is entitled to immediate payment of a lump-sum amount equal to 150% of the present value of his then-vested benefit.

Material Conditions to Payments

Our agreement with each of the named executive officers provides that our obligation to pay the amounts and benefits provided for under those agreements is intended to be in settlement of all claims that the executive may have against us with respect to the termination of his employment, and we may require the executive to execute a separate agreement to that effect. In addition, our obligation for those amounts and payments is also conditioned upon the following:

  The executive agrees that, for a specified period following termination of his employment, he will not compete with us and will not solicit for employment any of our other employees. In the case of Mr. O’Hara the period is specified as two years and in the case of Messrs. Olbrych, Frey and Shaffer, the period is specified as one year.

  The executive agrees to maintain the confidentiality of our confidential information.

Definitions

The agreement that we have entered into with each of the named executive officers defines a termination for “Cause” in substantially the same way so as to mean the termination of the executive’s employment by us based upon: (a) the executive’s willful and continued failure to substantially perform his duties; (b) the executive’s commission of an act constituting a criminal offense involving moral turpitude, dishonesty or breach of trust; or (c) the executive’s material breach of any provision of the agreement.

The agreement we have with each named executive officer defines “Good Reason” in substantially the same way so as to mean: (a) the assignment to the executive of duties inconsistent with his position; (b) the failure on our part to continue any benefit or compensation plan to which the executive is entitled; (c) the relocation of the executive to a location other than that specified in his agreement; (d) a material breach of the agreement by us; (e) any purported termination of the executive’s employment, other than as permitted by the agreement; and (f) if, within a specified period following a change in control, the successor has failed to expressly assume our obligations under the agreement.

Stephen M. O’Hara

The following table illustrates the potential payments and benefits that would be received by Stephen M. O’Hara under various employment termination events.

Other Potential Post-Employment Payments

	Involuntary Termination Without Cause or Voluntary Termination with Good Reason	Involuntary Termination for Cause or Voluntary Termination Without Good Reason	Retirement	Death	Disability	Change in Control Only	Change in Control and Termination Without Cause or with Good Reason
Type of Payment	($)	($)	($)	($)	($)	($)	($)
Cash Compensation
Cash Severance	$850,000	$0	$0	$0	$0	$0	$1,062,500
Long-Term Incentives
Stock Options
Unvested & Accelerated Awards	$0	$0	$0	$4,247	$4,247	$0	$5,944
Restricted Stock
Unvested & Accelerated Awards	$0	$0	$0	$0	$0	$1,825,957	$1,825,957
Retirement Benefits
Pension Plan	$0	$0	$0	$0	$0	$0	$0
Supplemental Retirement Benefit Plan	$0	$0	$0	$0	$0	$0	$215,075
Benefits
Continuation of Health & Welfare Benefits	$70,824	$0	$0	$0	$0	$0	$70,824
Excise Tax & Gross-Up	$0	$0	$0	$0	$0	$0	$841,989
Total	$920,824	$0	$0	$4,247	$4,247	$1,825,957	$4,022,289

Steven L. Frey

The following table illustrates the potential payments and benefits that would be received by Steven L. Frey under various employment termination events.

Other Potential Post-Employment Payments

	Involuntary Termination Without Cause or Voluntary Termination with Good Reason	Involuntary Termination for Cause or Voluntary Termination Without Good Reason	Retirement	Death	Disability	Change in Control Only	Change in Control and Termination Without Cause or with Good Reason
Type of Payment	($)	($)	($)	($)	($)	($)	($)
Cash Compensation
Cash Severance	$205,000	$0	$0	$0	$0	$0	$512,500
Long-Term Incentives
Stock Options
Unvested & Accelerated Awards	$0	$0	$0	$0	$0	$0	$0
Restricted Stock
Unvested & Accelerated Awards	$0	$0	$0	$0	$0	$547,593	$547,593
Retirement Benefits
Pension Plan	$0	$0	$0	$0	$0	$0	$0
Supplemental Retirement Benefit Plan	$0	$0	$0	$0	$0	$0	$142,622
Benefits
Continuation of Health & Welfare Benefits	$0	$0	$0	$0	$0	$0	$14,838
Excise Tax & Gross-Up	$0	$0	$0	$0	$0	$0	$0
Total	$205,000	$0	$0	$0	$0	$547,593	$1,217,553

James W. Shaffer

The following table illustrates the potential payments and benefits that would be received by James W. Shaffer under various employment termination events.

Other Potential Post-Employment Payments

	Involuntary Termination Without Cause or Voluntary Termination with Good Reason	Involuntary Termination for Cause or Voluntary Termination Without Good Reason	Retirement	Death	Disability	Change in Control Only	Change in Control and Termination Without Cause or with Good Reason
Type of Payment	($)	($)	($)	($)	($)	($)	($)
Cash Compensation
Cash Severance	$195,000	$0	$0	$0	$0	$0	$487,500
Long-Term Incentives
Stock Options
Unvested & Accelerated Awards	$0	$0	$0	$0	$0	$0	$0
Restricted Stock
Unvested & Accelerated Awards	$0	$0	$0	$0	$0	$508,116	$508,116
Retirement Benefits
Pension Plan	$0	$0	$0	$0	$0	$0	$0
Supplemental Retirement Benefit Plan	$0	$0	$0	$0	$0	$0	$79,739
Benefits
Continuation of Health & Welfare Benefits	$0	$0	$0	$0	$0	$0	$0
Excise Tax & Gross-Up	$0	$0	$0	$0	$0	$0	$0
Total	$195,000	$0	$0	$0	$0	$508,116	$1,075,355

John S. Olbrych

The following table illustrates the potential payments and benefits that would be received by John S. Olbrych under various employment termination events.

Other Potential Post-Employment Payments

	Involuntary Termination Without Cause or Voluntary Termination with Good Reason	Involuntary Termination for Cause or Voluntary Termination Without Good Reason	Retirement	Death	Disability	Change in Control Only	Change in Control and Termination Without Cause or with Good Reason
Type of Payment	($)	($)	($)	($)	($)	($)	($)
Cash Compensation
Cash Severance	$250,000	$0	$0	$0	$0	$0	$250,000
Long-Term Incentives
Stock Options
Unvested & Accelerated Awards	$0	$0	$0	$0	$0	$878,420	$878,420
Restricted Stock
Unvested & Accelerated Awards	$0	$0	$0	$0	$0	$0	$0
Retirement Benefits
Pension Plan	$0	$0	$0	$0	$0	$0	$0
Supplemental Retirement Benefit Plan	$0	$0	$0	$0	$0	$0	$0
Benefits
Continuation of Health & Welfare Benefits	$10,452	$0	$0	$0	$0	$0	$10,452
Excise Tax & Gross-Up	$0	$0	$0	$0	$0	$0	$0
Total	$260,452	$0	$0	$0	$0	$878,420	$1,138,872

Compensation of Directors

The following table summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended January 27, 2007.

Name	Fees Earned or Paid in Cash(2) ($)	Stock Awards (3)(4)(5)($)		Option Awards (3)(6)($)	All Other Compensation(7) ($)	Total ($)
(a)	(b)	(c)		(d)	(g)	(h)
Susan S. Elliott(8)	$8,060	$29,471	(4)	$3,206	$2,681	$67,125
	—	$23,707	(5)	—	—	—
James R. Henderson	$17,132	—		—	—	$17,132
Don W. Hubble	$10,210	$12,268	(4)	—	$2,341	$46,669
	—	$21,850	(5)	—	—	—
Ronald J. Kruszewski	$17,424	$15,452	(4)	—	$2,782	$78,276
	—	$42,618	(5)	—	—	—
Charles W. Mueller	$19,317	$34,751	(4)	$2,560	$6,626	$75,522
	—	$12,268	(5)	—	—	—
William A. Peck(8)	$7,260	$29,471	(4)	$3,206	$2,531	$66,175
	—	$23,707	(5)	—	—	—
John J. Quicke	$16,232	—		—	—	$16,232
Ronald N. Riner	$14,552	$11,349	(4)	—	$1,390	$49,289
	—	$21,998	(5)	—	—	—
Kelvin R. Westbrook	$19,327	$12,268	(4)	$2,560	$4,109	$64,361
	—	$26,097	(5)	—	—	—

(1)	Stephen M. O’Hara is a “named executive officer” and as such, information about the compensation that he received for his services to the Company, including services as a director, is included under the “Executive Compensation” section of this Form 10-K.

(2)	Cash compensation earned by directors for meeting fees during the fiscal year. See footnote 5 for annual board retainer fee paid in shares of common stock. Each non-employee director, except Messrs. Henderson and Quicke, receives 100% of his annual board retainer fee in the form of shares of common stock based upon the fair market value of the stock on the annual retainer date. Included in the amounts for Messrs. Henderson and Quicke are the cash values of $12,032 each, comprised of a quarterly retainer payment of $5,000, and a 600-share stock grant, valued at $7,032 each on the annual retainer date, as described below in Additional Information about Director Compensation.

(3)	The amounts shown in columns (c) and (d) above represent the dollar amounts recognized for financial statement reporting purposes in fiscal 2006 with respect to the stock and option awards included in the Company’s financial statements for fiscal 2006 per SFAS 123(R). See Note 2 to the consolidated financial statements included in this Form 10-K for a discussion of the relevant assumptions used in calculating grant date fair value pursuant to SFAS 123(R). In addition, the numbers for Ms. Elliott and Dr. Peck include the additional amounts recognized related to restricted stock grant and retainer shares distributed to them upon acceleration of the vesting dates of such stock to the effective date of their retirement as well as the accelerated vesting of then outstanding stock option grants, as discussed below in Additional Information about Director Compensation.

(4)	Pursuant to the 2004 Equity Incentive Plan for Non-Employee Directors, each non-employee director generally receives an annual stock grant of 600 shares of restricted stock on the date of the annual retainer date, except for Messrs. Henderson and Quicke, who receive the value of the grant in cash, as described below in Additional Information about Director Compensation. Shares vest at the rate of one-third of the shares granted on the first, second and third anniversary dates of the grant and are distributable upon vesting. The grant date fair value for each of these grants for fiscal 2006 was $11,262. As of January 27, 2007, the aggregate number of stock awards outstanding was: Mr. Hubble, 1,800 shares (1,200 unvested; 600 vested); Mr. Kruszewski, 2,200 shares (1,334 unvested; 866 vested); Mr. Mueller, 3,000 shares (1,200 unvested; 1,800 vested); Dr. Riner, 1,600 shares (1,266 unvested, 334 vested); and Mr. Westbrook, 2,500 shares (1,200 unvested; 1,300 vested). See footnote 3 for additional information regarding amounts shown for Ms. Elliott and Dr. Peck.

(5)	Pursuant to the 2004 Equity Incentive Plan for Non-Employee Directors, generally each non-employee director receives 100% of his annual board retainer fee in the form of shares of common stock, based upon the fair market value of the stock on the annual retainer date, except for Messrs. Henderson and Quicke, who receive the value of the retainer in cash, as described below in Additional Information about Director Compensation, and in footnote 2. The retainer shares vest at a rate of 10% per month over a ten-month period following the annual retainer date. The grant date fair value of shares of restricted stock in lieu of annual board retainer fee was: Ms. Elliot, $19,990; Mr. Hubble, $19,990; Mr. Kruszewski, $44,476; Mr. Mueller, $36,983; Dr. Peck, $19,990; Dr. Riner, $21,998; and Mr. Westbrook, $26,473. As of January 27, 2007, the aggregate number of retainer shares outstanding, both vested and unvested, was: Mr. Hubble, 3,936 shares; Mr. Kruszewski, 4,831 shares; Mr. Mueller, 12,662 shares; Dr. Riner, 2,003 shares; and Mr. Westbrook, 7,334 shares. See footnote 3 for additional information regarding amounts shown for Ms. Elliott and Dr. Peck.

(6)	No stock options have been granted under the 2004 Equity Incentive Plan for Non-Employee Directors. The aggregate number of stock options outstanding as of January 27, 2007, was: Mr. Mueller, 12,000; and Mr. Westbrook, 4,600. The existing options were granted under the 1994 Non-Employee Directors Stock Plan which is now terminated.

(7)	Consists of dividends paid in fiscal 2006 on both vested and unvested stock grant and retainer shares (as described in footnotes 4 and 5 above). Dividends are paid at the same dividend rate paid to all shareholders of common stock.

(8)	Ms. Elliott and Dr. Peck resigned effective August 30, 2006.

Additional Information About Director Compensation

We structure director compensation to attract and retain non-employee directors and to further align the interests of directors with the interest of the shareholders by linking a meaningful portion of their compensation to stock performance. In setting director compensation, we consider the significant amount of time that our directors expend in fulfilling their duties to the Company as well as the skill-level required by the Company of members of the Board. Due to provisions in the terms of the Settlement Agreement dated August 30, 2006, between us and Steel Partners, Mr. Henderson and Mr. Quicke will receive all of their director compensation in the form of cash payments. For those forms of director compensation that are payable in shares of our common stock, Messrs. Henderson and Quicke will be paid a cash amount computed by multiplying the number of shares that would otherwise be issued to them as non-employee directors by the average of the high and low prices per share of our stock on the New York Stock Exchange on the date that shares are granted to the other non-employee directors. Mr. O’Hara does not receive compensation for serving as a director. Effective January 29, 2006, Mr. O’Hara was appointed Chairman of the Board and Mr. Mueller was appointed Lead Director. Mr. Mueller served as Lead Director until September 5, 2006, when Mr. Kruszewski was appointed Lead Director. Non-employee directors are compensated as follows:

      Basic Retainer - Each non-employee director receives a base retainer of $20,000 per year.

      Additional Retainers - Our lead director receives an additional retainer of $10,000 per year for his services. The chair of the Audit Committee and the chair of the Special Committee received an additional retainer of $10,000 per year for their services on such committees. The chair of each other committee and each Audit Committee and Special Committee member received an additional retainer of $2,000 per year for their services on such committees. The additional retainer amounts are added to the base retainer for each position held. The Special Committee was disbanded effective August 30, 2006, because its purpose had been fulfilled upon the execution of the Settlement Agreement with Steel Partners.

      Meeting Fees - In addition, such directors also receive $1,250 for each in-person meeting of the Board of Directors. Fees for telephonic meetings are $450. Directors receive $700 for each in-person meeting of committees on which the director serves if the committee meeting is on the same day as a Board meeting and $1,000 for each such meeting if the meeting is not on the same day as a Board meeting.

      Expense Reimbursement - The Company also pays for the ordinary and necessary out-of-pocket expenses incurred by the non-employee directors for attendance at Board and committee meetings.

Total annual cash compensation received by our non-employee directors, therefore, is determined by the number of committee and Board meetings conducted and attended each year.

      2004 Equity Incentive Plan for Non-Employee Directors. The 2004 Equity Incentive Plan for Non-Employee Directors was approved by the shareholders, and became effective, on May 25, 2004. Under this plan, generally each non-employee director receives 100% of his or her annual board retainer fee in the form of shares of common stock based upon the fair market value of the stock on the annual retainer date. A portion of the shares received as the annual board retainer fee under the plan will be forfeited if the director serves less than ten months after the annual retainer date. Generally, new non-employee directors receive, upon initial election to the Board, 400 shares of common stock. The Compensation and Organization Committee may award restricted stock and impose whatever conditions to vesting it determines to be appropriate. The Compensation and Organization Committee generally awards 600 shares of restricted stock to each non-employee director on the date of the annual retainer date. Stock granted under the plan, other than shares granted as the annual board retainer fee, is forfeitable until earned out. Shares vest at the rate of one-third of the shares granted on the first, second and third anniversary dates of each grant. As the 2004 Equity Incentive Plan for Non-Employee Directors expressly states, its purpose is two-fold: To attract and retain non-employee directors and to solidify the common interest of the directors and shareholders in enhancing the value of our common stock. Where the primary purpose of the retainer fees paid to each of our directors is to attract qualified individuals as directors of the Company, the annual grant of 600 shares of restricted stock to each director, with vesting occurring over a three-year period, is intended to not only encourage retention of those qualified individuals as directors but, also, to increase annually the degree to which each director’s interests are more fully aligned with those of our shareholders.

      Non-qualified options to purchase shares of common stock may be granted to non-employee directors at an exercise price not less than 100% of the fair market value on the date of grant. Options become exercisable and expire at the times and on the terms established by the Compensation and Organization Committee. Awards of stock units may be issued to non-employee directors on the terms and conditions established by the Compensation and Organization Committee, except that each restricted stock unit will initially have a value equal to one share of our common stock on the grant date. Upon vesting of a stock unit, a non-employee director will be entitled to receive from us an amount equal to the then fair market value of a share of our common stock. No options or stock units have been granted under this plan.

      The Board expects to continue to emphasize restricted stock awards to non-employee directors over non-qualified stock options through the award of 600 shares of restricted stock annually to each director. This is consistent with our philosophy to emphasize performance-based restricted stock awards for employees instead of stock options for long-term incentives.

      William A. Peck, M.D. and Susan S. Elliott resigned from our Board effective August 30, 2006. On September 19, 2006, in recognition of their respective contributions to the Company, the Board of Directors approved the acceleration of the vesting dates for 1,945 shares of restricted stock and for options for 500 shares of stock held by each of Dr. Peck and Ms. Elliott to the effective date of their retirement. These accelerated shares of restricted stock were immediately distributed to Dr. Peck and Ms. Elliott. Each of the accelerated option grants will be exercisable until August 31, 2008.

      Deferred Compensation Option Plan for Non-Employee Directors. Three current directors, Messrs. Westbrook, O’Hara and Kruszewski, have elected to participate in the Deferred Compensation Option Plan for

Non-Employee Directors. Upon election to the Board, a director may, at his or her election, defer $5,000 to $10,000 of Board meeting and committee meeting fees annually for a period not to exceed four years. In exchange, the director is entitled to receive at retirement, a retirement benefit payment payable over 15 years following his or her retirement. The amount of the retirement benefit is a function of the amount of compensation deferred and certain actuarial factors. Mr. Westbrook has completed his deferrals.

      During his service as a non-employee director on the Board, and prior to joining us as President and Chief Executive Officer on September 15, 2003, Mr. O’Hara elected to participate in the Deferred Compensation Option Plan for Non-Employee Directors and defer meeting fees for a four-year period. Upon becoming employed by us, he was no longer a non-employee director receiving meeting fees, and was no longer eligible to defer for a fourth and final year. As a consequence, Mr. O’Hara’s retirement benefit under the plan will be reduced to reflect the fact that all of his elected deferrals could not be made. His original benefit amount will be reduced to a pro-rated benefit amount per month of approximately $2,690, payable at age 70. A benefit amount payable prior to age 70 is dependent upon Mr. O’Hara’s age at termination, and his vested percentage at termination.

      Mr. Kruszewski had also elected to participate in the plan and defer meeting fees for a four-year period. After the first year of deferral, he decided not to continue to defer meeting fees. As a result, Mr. Kruszewski’s retirement benefit under the plan will be reduced to reflect that fact. His original benefit amount will be reduced to a pro-rated benefit amount per month of approximately $1,220, payable at age 70. A benefit amount payable prior to age 70 is dependent upon Mr. Kruszewski’s age at termination, and his vested percentage at termination.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of the fiscal year ended January 27, 2007, with respect to the shares of common stock that may be issued under our existing equity compensation plans:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders(1)	381,850		$20.39	303,608
Equity compensation plans not approved by security holders	200,000	(2)	23.58	—
Total	581,850		$21.49	303,608

(1)	Includes stock options granted under the 1999 Performance Plan and the following plans which have terminated: the 1994 Performance Plan and the 1994 Non-Employee Directors Stock Plan. No awards may be granted under any of these plans following their termination. Of the shares in column (c), the 1999 Performance Plan (238,881 shares available for issuance at January 27, 2007) provides that restricted stock and stock units may also be issued under the plan; and the 2004 Equity Incentive Plan for Non-Employee Directors (64,727 shares available for issuance at January 27, 2007) provides that restricted stock, stock units, and stock purchased in lieu of retainer may also be issued under the plan, in addition to stock options. No stock options have been granted under the 2004 Equity Incentive Plan for Non-Employee Directors. All of these plans are shareholder-approved plans.

(2)	On September 15, 2003, we made three one-time grants of stock options to Stephen M. O’Hara for a total of 200,000 shares as an inducement to accept employment as our President and Chief Executive Officer. One grant for 100,000 stock options at an exercise price of $19.66 was granted under substantially similar terms to the 1999 Performance Plan. Two additional employment-inducement stock option grants of 50,000 shares each were to vest and become exercisable only upon the closing price of our common stock on the New York Stock Exchange being at least, for the respective options, $25.00 per share, and $30.00 per share, during any period of five consecutive trading days during Mr. O’Hara’s term of employment. The second stock option grant of 50,000 shares vested and became exercisable on July 7, 2004, following a period of five consecutive trading days when our common stock on the New York Stock Exchange closed at $25 or more per share. The third stock option grant of 50,000 shares was amended by the Compensation and Organization Committee on January 27, 2005, so that the options vested and became immediately exercisable at $30 per share. No other terms of the stock option agreement or the options were modified. The amendment was reported on a Form 8-K filed February 2, 2005. Each option has a term of ten years from the date of grant. The option grants were filed as exhibits 10.3, 10.4 and 10.5 to the Form 10-Q for fiscal quarter ended October 25, 2003.

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

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The table below lists those persons known by us to own, directly or indirectly, more than five percent of the outstanding shares of our common stock, as reported to the Securities and Exchange Commission by the beneficial owner(s) in their most recent Schedule 13D, Form 13F, or Schedule 13G filing as of February 14, 2007.

Beneficial Ownership of Our Common Stock

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	% of Class
Steel Partners II, L.P.(1)	1,847,250	19.46%
590 Madison Avenue, 32nd Floor New York, NY 10022

Pirate Capital LLC(2)	1,215,147	12.80%
200 Connecticut Avenue, 4th Floor Norwalk, CT 06854

T. Rowe Price Associates, Inc.(3)	893,000	9.40%
100 E. Pratt Street Baltimore, MD 21202

Rutabaga Capital Management(4)	687,505	7.24%
64 Broad Street, 3rd Floor
Boston, MA 02109

Dimensional Fund Advisors, Inc.(5)	613,066	6.46%
1299 Ocean Avenue
Santa Monica, CA 90401

(1)	According to a Form 13F dated February 13, 2007, filed by Warren G. Lichtenstein, and a 13D Amendment No. 13 dated September 1, 2006, filed by Steel Partners II, L.P., Steel Partners, L.L.C., Warren G. Lichtenstein, James Henderson, and John Quicke, Steel Partners II, L.P. beneficially owns 1,847,250 shares. Mr. Lichtenstein reported that he is the sole executive officer and managing member of Steel Partners, L.L.C., the general partner of Steel Partners II, L.P. Mr. Lichtenstein reported that by virtue of his position with Steel Partners II, L.P., he has shared voting and dispositive power over all of the 1,847,250 shares beneficially owned by Steel Partners II, L.P.

(2)	According to a Form 13F dated February 14, 2007, filed by Thomas R. Hudson, Jr., and a Form 4 dated October 6, 2006, filed by Pirate Capital LLC and Thomas R. Hudson, Jr., Pirate Capital LLC beneficially owns 1,215,147 shares, all of which may also be deemed to be beneficially owned by Thomas R. Hudson, Jr., the sole owner and managing member of Pirate Capital LLC. Pirate Capital LLC reported that as general partner of Jolly Roger Fund LP and by virtue of an agreement between it and Jolly Roger Offshore Fund Ltd., it has the power to vote or direct the voting, and to dispose or direct the disposition of, all of the shares owned by Jolly Roger Fund LP and all of the shares held by Jolly Roger Offshore Fund LTD. Pirate Capital LLC and Mr. Hudson reported that in the aggregate, they are deemed to have sole voting and shared dispositive power with respect to all 1,215,147 shares.

(3)	According to a Schedule 13G Amendment 1 dated February 14, 2007, filed by T. Rowe Price Associates, Inc. (Price Associates) and T. Rowe Price Small-Cap Stock Fund, Inc., Price Associates and T. Rowe Price Small-Cap Stock Fund, Inc. beneficially own 893,000 shares. Price Associates reported that it has sole voting power with respect to 113,300 shares, and sole dispositive power with respect to all 893,000 shares. Price Associates reported that these shares are owned by various individual and institutional investors, including the T. Rowe Price Small-Cap Stock Fund, Inc., (which was reported to beneficially own 700,000 shares, representing 7.3% of the shares outstanding, and have sole voting power with respect to all 700,000 shares), to which Price Associates serves as investment advisor with power to direct investments and/or to vote the shares. Price Associates reported that it is deemed to be a beneficial owner of such shares, but expressly disclaims that it is, in fact, the beneficial owner of such shares.

(4)	According to a Schedule 13G dated January 24, 2007, filed by Rutabaga Capital Management, Rutabaga Capital Management beneficially owns 687,505 shares, and has sole voting power with respect to 228,300 shares; shared voting power with respect to 459,205 shares; and sole dispositive power with respect to all 687,505 shares.

(5)	According to a Schedule 13G dated February 1, 2007, filed by Dimensional Fund Advisors LP (Dimensional), Dimensional beneficially owns 613,066 shares, with sole voting and dispositive power with respect to all 613,066 shares. Dimensional, formerly Dimensional Fund Advisors, Inc., reported that it furnishes investment advice to four investment companies and serves as investment manager to certain other commingled group trusts and separate accounts, collectively referred to as the “Funds.” Dimensional reported that in its role as investment advisor or manager, it may be deemed to be the beneficial owner of the shares held by the Funds, but that all shares reported are owned by the Funds and Dimensional disclaims beneficial ownership of all such shares.

STOCK OWNERSHIP OF MANAGEMENT

The table below shows the number of shares of common stock beneficially owned as of January 27, 2007, by each director, each executive officer listed in the Summary Compensation Table, and all directors and executive officers as a group. As of January 27, 2007, each director and executive officer named beneficially owned less than one percent, except for Mr. O’Hara, who owned 3.06%. The directors and executive officers as a group owned 6.32% of the Company’s common stock. All percentages include options that are exercisable within 60 days after January 27, 2007.

	Amount and Nature of Beneficial Ownership
Name of Beneficial Owner	Owned(1)(2)		Obtainable through Stock Option Exercise(3)	Total

Steven L. Frey	24,321	(4)	58,000	82,321
James R. Henderson	—		—	—
Don W. Hubble	49,611	(5)	—	49,611
Ronald J. Kruszewski	12,031		—	12,031
Charles W. Mueller	19,925	(6)	11,500	31,425
Stephen M. O’Hara	92,040	(4)(7)(8)	205,100	297,140
John J. Quicke	—		—	—
John S. Olbrych	—		—	—
Ronald N. Riner	3,603		—	3,603
James W. Shaffer	23,489	(4)(8)	41,000	64,489
David A. Van Vliet	—		—	—
Kelvin R. Westbrook	9,834		4,100	13,934
All executive officers and directors as a group (15 persons)	272,190		351,200	623,390

(1)	Except as otherwise indicated, each individual has sole voting and dispositive power over the shares listed beside his or her name.

(2)	Includes 1,800 shares for Mr. Hubble, 2,200 shares for Mr. Kruszewski, 3,000 shares for Mr. Mueller, 700 shares for Mr. O’Hara, 1,600 shares for Dr. Riner, and 2,500 shares for Mr. Westbrook which were granted pursuant to the 1994 Non-Employee Directors Stock Plan and/or the 2004 Equity Incentive Plan for Non-Employee Directors. With respect to these shares, the named directors have sole voting power and no current dispositive power except for 600 shares held by Mr. Hubble, 866 shares held by Mr. Kruszewski, 1,800 shares held by Mr. Mueller, 700 shares held by Mr. O’Hara, 334 shares held by Dr. Riner, and 1,300 shares held by Mr. Westbrook for which they have sole voting and dispositive power.

(3)	Includes only those stock options exercisable within 60 days after January 27, 2007.

(4)	Includes restricted stock awarded under the Company’s long-term incentive program since its inception on February 1, 2004, through the 2006 awards, as follows: Mr. Frey, 20,441 shares; Mr. O’Hara, 69,428 shares; and Mr. Shaffer, 19,097 shares. Such numbers include shares issued in 2004 which were forfeited effective January 28, 2007, because the performance goals associated with those awards were not achieved. Shares were forfeited as follows: Mr. Frey, 4,200 shares; Mr. O’Hara, 13,800 shares; and Mr. Shaffer, 3,750 shares. All restricted shares may be earned in whole or in part based upon performance criteria.

(5)	Mr. Hubble disclaims beneficial ownership of 5,500 shares included above which are held by his wife.

(6)	Mr. Mueller disclaims beneficial ownership of 19,925 shares included above which are held by his wife’s living trust.

(7)	Includes 3,000 restricted shares (all of which have vested) awarded to Mr. O’Hara on September 15, 2003, as an inducement to employment.

(8)	Includes 10,501 shares held by Mr. O’Hara, and 1,170 shares held by Mr. Shaffer, held in the company stock fund of our 401(k) plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Review and Approval of Related Party Transactions.

We review all relationships and transactions in which the Company and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. The Company’s legal staff is primarily responsible for the development and implementation of processes and controls to obtain information from the directors and executive officers with respect to related party transactions and for determining, based on the particular facts and circumstances, whether the Company or a related party has a direct or indirect material interest in the transaction. In addition, our Compensation and Organization Committee is responsible for reviewing, approving and ratifying all related party transactions required to be reported in the Company’s proxy statement and/or Form 10-K, as the case may be. In cases where a member of our Compensation and Organization Committee participated in a related party transaction, the approval of the full Board of Directors is required. Our Compensation and Organization Committee reviews any transaction in which the Company is a participant, and in which an executive officer, director, current nominee for director, or any of any such person’s immediate family or household members had or will have a direct or indirect material interest; and

  in which the amount involved exceeds $120,000.

Item 14. Principal Accountant Fees and Services

Audit Fees

The information set forth below summarizes the fees paid to Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates, our independent registered public accountants, during the fiscal years ended January 27, 2007 and January 28, 2006:

	Fiscal Year Ended January 27, 2007	Fiscal Year Ended January 28, 2006

Audit Fees(1)	$632,909	$578,540
Audit-Related Fees(2)	3,965	63,690
Tax Fees	—	—
All Other Fees	—	—

(1)	Audit fees consist of professional and service fees billed for the audit of our annual consolidated financial statements, the reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q, and the audit of our assessment and effectiveness of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002.

(2)	Audit-related fees consist of fees billed for professional services related to various other attest services and assistance with and review of documents filed with the U.S. Securities and Exchange Commission.

Auditor Services Preapproval Policy

The Audit Committee pre-approves all fees and services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates. Our Audit Committee has adopted pre-approval policies and procedures for non-audit services, and 100% of all services disclosed above for the fiscal years ended January 27, 2007, and January 28, 2006, were pre-approved by our Audit Committee and were provided pursuant to such policies and procedures.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Document List

	1.	Financial Statements		Page
The following financial statements are attached hereto and incorporated by reference in Item 8 above:

		(i)	Report of Independent Registered Public Accounting Firm	F-1

		(ii)	Consolidated Statements of Income - Years ended January 27, 2007, January 28, 2006 and January 29, 2005	F-2

		(iii)	Consolidated Balance Sheets - January 27, 2007 and January 28, 2006	F-3

		(iv)	Consolidated Statements of Shareholders’ Equity - Years ended January 27, 2007, January 28, 2006 and January 29, 2005	F-4

		(v)	Consolidated Statements of Cash Flows - Years ended January 27, 2007, January 28, 2006 and January 29, 2005	F-5

		(vi)	Notes to Consolidated Financial Statements	F-6 - F-30

	2.	Financial Statement Schedule

		(i)	Schedule II - Valuation and Qualifying Accounts - For the Three Years Ended January 27, 2007	F-31

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Angelica Corporation:

We have audited the accompanying consolidated balance sheets of Angelica Corporation and subsidiaries (the “Company”) as of January 27, 2007 and January 28, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended January 27, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Angelica Corporation and subsidiaries as of January 27, 2007 and January 28, 2006, and the results of their operations and their cash flows for each of the three years in the period ended January 27, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 27, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 11, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

St. Louis, Missouri
April 11, 2007

CONSOLIDATED STATEMENTS OF INCOME

Angelica Corporation and Subsidiaries

For Years Ended (Dollars in thousands, except per share amounts)	January 27, 2007	January 28, 2006	January 29, 2005
Continuing operations:
Revenues	$425,735	$418,357	$308,034
Cost of services	(363,800)	(364,300)	(259,265)
Gross profit	61,935	54,057	48,769
Selling, general and administrative expenses	(51,306)	(50,092)	(37,721)
Amortization of other acquired assets	(4,281)	(4,036)	(906)
Other operating income, net	2,987	6,384	1,743
Income from operations	9,335	6,313	11,885
Interest expense	(9,412)	(7,198)	(1,356)
Non-operating income, net	2,424	1,613	2,659
Income from continuing operations before income taxes	2,347	728	13,188
Income tax benefit (provision)	1,286	1,591	(2,440)
Income from continuing operations	3,633	2,319	10,748
Discontinued operations:
Loss from discontinued operations, net of tax benefit of $0, $835 and $1,003	—	(1,286)	(1,369)
Loss on disposal of discontinued operations, net of tax (provision) benefit of $0, ($218), and $2,257	—	(785)	(3,018)
Loss from discontinued operations	—	(2,071)	(4,387)
Net income	$3,633	$248	$6,361
Basic earnings (loss) per share:
Income from continuing operations	$0.40	$0.26	$1.20
Loss from discontinued operations	—	(0.23)	(0.49)
Net income	$0.40	$0.03	$0.71
Diluted earnings (loss) per share:
Income from continuing operations	$0.39	$0.25	$1.18
Loss from discontinued operations	—	(0.22)	(0.48)
Net income	$0.39	$0.03	$0.70

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

Angelica Corporation and Subsidiaries

(Dollars in thousands)	January 27, 2007	January 28, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$6,254	$4,377
Receivables, net	56,874	58,151
Linens in service	50,902	43,785
Prepaid expenses and other current assets	4,019	3,602
Total Current Assets	118,049	109,915
Property and Equipment:
Land	7,187	7,726
Buildings and leasehold improvements	54,322	58,431
Machinery and equipment	141,074	135,940
Capitalized leased equipment	653	830
	203,236	202,927
Less - accumulated depreciation	106,780	96,634
Total Property and Equipment	96,456	106,293
Other:
Goodwill	49,259	49,259
Other acquired assets	38,108	42,470
Cash surrender value of life insurance	9,664	1,941
Deferred income taxes	19,035	15,389
Miscellaneous	5,734	6,161
Total Other Assets	121,800	115,220
Total Assets	$336,305	$331,428
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$96	$319
Life insurance policy loans	8,298	—
Accounts payable	32,867	35,877
Accrued wages and other compensation	8,961	8,338
Deferred compensation and pension liabilities	1,693	2,977
Deferred income taxes	4,961	3,321
Other accrued liabilities	29,392	30,586
Total Current Liabilities	86,268	81,418
Long-Term Debt, less current maturities	85,300	85,096
Other:
Deferred compensation and pension liabilities	14,623	14,685
Other long-term liabilities	2,568	681
Total Other Liabilities	17,191	15,366
Shareholders’ Equity:
Common Stock, $1 par value, authorized 20,000,000 shares, issued: 9,518,688 and 9,471,538 shares	9,519	9,472
Capital surplus	7,174	7,189
Retained earnings	140,277	140,805
Accumulated other comprehensive loss	(4,839)	(2,553)
Unamortized restricted stock	—	(2,841)
Common Stock in treasury, at cost: 296,419 and 169,415 shares	(4,585)	(2,524)
Total Shareholders’ Equity	147,546	149,548
Total Liabilities and Shareholders’ Equity	$336,305	$331,428

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Angelica Corporation and Subsidiaries

For Years Ended (Dollars in thousands, except per share amounts)	January 27, 2007	January 28, 2006	January 29, 2005
COMMON STOCK ($1 PAR VALUE)
Balance at beginning of year	$9,472	$9,472	$9,472
Common stock issued	47	—	—
Balance at end of year	$9,519	$9,472	$9,472
CAPITAL SURPLUS
Balance beginning of year	$7,189	$5,336	$4,748
SFAS 123(R) cumulative effect adjustment	(533)	—	—
Tax benefit of stock options exercised	—	1,031	536
Stock-based compensation expense	217	—	52
Common stock issued	573	—	—
Treasury stock reissued	(272)	822	—
Balance end of year	$7,174	$7,189	$5,336
RETAINED EARNINGS
Balance beginning of year	$140,805	$144,621	$142,341
Net income	3,633	248	6,361
Cash dividends (per share: 2006-$.44; 2005-$.44; 2004-$.44)	(4,161)	(4,064)	(3,950)
Treasury stock reissued	—	—	(131)
Balance end of year	$140,277	$140,805	$144,621
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance beginning of year	$(2,553)	$(1,337)	$(1,062)
Change in fair value of interest rate swap	(61)	110	156
Change in fair value of natural gas derivative	(2,301)	(607)	—
SFAS 158 transition adjustment	(345)	—	—
Other changes during year	421	(719)	(431)
Balance end of year	$(4,839)	$(2,553)	$(1,337)
UNAMORTIZED RESTRICTED STOCK
Balance beginning of year	$(2,841)	$(1,007)	$(210)
SFAS 123(R) cumulative effect adjustment	2,841	—	—
Treasury stock reissued	—	(2,474)	(1,422)
Amortization expense	—	640	625
Balance end of year	$—	$(2,841)	$(1,007)
COMMON STOCK IN TREASURY, AT COST
Balance beginning of year	$(2,524)	$(5,729)	$(8,629)
SFAS 123(R) cumulative effect adjustment	(2,308)	—	—
Treasury stock reissued	247	3,205	2,900
Balance end of year	$(4,585)	$(2,524)	$(5,729)
SHAREHOLDERS’ EQUITY, END OF YEAR	$147,546	$149,548	$151,356
Comprehensive Income (Loss)
Net income	$3,633	$248	$6,361
Change in fair value of interest rate swap, net of tax:
Unrealized gains (losses) deferred during year	32	96	(61)
Realized (gains) losses reclassified to net income during year	(93)	14	217
Change in fair value of natural gas derivative, net of tax:
Unrealized losses deferred during year	(4,660)	(607)	—
Realized losses reclassified to net income during year	2,359	—	—
Minimum pension liability adjustment, net of tax	421	(719)	(427)
Other changes	—	—	(4)
Total Comprehensive Income (Loss)	$1,692	$(968)	$6,086

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Angelica Corporation and Subsidiaries

For Years Ended (Dollars in thousands)	January 27, 2007	January 28, 2006	January 29, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations	$3,633	$2,319	$10,748
Non-cash items included in income from continuing operations:
Depreciation	15,143	14,865	11,664
Amortization	4,498	4,677	1,530
Deferred income taxes	(406)	(1,591)	(4,608)
Cash surrender value of life insurance	(1,423)	(693)	(849)
Gain on sale of assets	(3,409)	(6,190)	(3,021)
Change in working capital components of continuing operations, net of businesses acquired/disposed of:
Receivables, net	(551)	(8,874)	(4,737)
Linens in service	(7,520)	(3,952)	33
Prepaid expenses and other current assets	(754)	1,763	(266)
Accounts payable	(2,353)	16,311	2,700
Compensation and other accruals	(907)	2,209	71
Income taxes	(990)	1,126	4,333
Other, net	(792)	(1,532)	(84)
Net cash provided by operating activities of continuing operations	4,169	20,438	17,514
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property and equipment	(8,001)	(18,377)	(14,977)
Cost of businesses and assets acquired	—	(52,930)	(62,431)
Disposals of assets	8,010	9,481	5,127
Life insurance premiums paid, net	(265)	(1,048)	101
Net cash used in investing activities of continuing operations	(256)	(62,874)	(72,180)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	(115,019)	(223,015)	(99,745)
Borrowings of long-term debt	115,000	240,200	147,600
Repayments of life insurance policy loans	(7,801)	(24,040)	—
Borrowings from life insurance policy loans	9,580	53,216	—
Debt issuance costs	(48)	(1,466)	(416)
Dividends paid	(4,161)	(4,064)	(3,950)
Stock options exercised	623	1,553	1,347
Net cash (used in) provided by financing activities of continuing operations	(1,826)	42,384	44,836
CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating cash flows	(210)	915	(1,184)
Investing cash flows	—	2,588	9,846
Financing cash flows	—	—	(94)
Net increase (decrease) in cash and cash equivalents	1,877	3,451	(1,262)
Cash and cash equivalents at beginning of year	4,377	926	2,188
Cash and cash equivalents at end of year	$6,254	$4,377	$926

Supplemental cash flow information:
Income taxes paid (refunded)	$109	$(606)	$(741)
Interest paid, net of amounts capitalized	$8,974	$6,246	$1,135

Supplemental disclosures of noncash investing and financing activities:
Holdback of cost of businesses and assets acquired	$—	$106	$4,565
Purchases of property and equipment included in accounts payable	$415	$1,057	$—
Life insurance death benefit proceeds used to repay life insurance policy loans	$306	$1,052	$—
Escrow related to assets disposed	$—	$1,100	$—
Long-term note receivable from sale of Life Uniform	$—	$—	$3,014
Capital lease obligations for new equipment	$—	$—	$830

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

Fiscal years 2006, 2005 and 2004 ended January 27, 2007, January 28, 2006 and January 29, 2005, respectively.

Nature of Operations
The Company has one reportable segment that provides textile rental and linen management services principally to healthcare institutions, and to a limited extent to hotels, motels and restaurants, in or near major metropolitan areas in the United States. Until July 31, 2004, the Company also operated the Life Uniform national chain of retail healthcare uniform and shoe stores primarily for nurses and other healthcare professionals with a fully-integrated catalogue and e-commerce operation. As discussed in Note 6, the Life Uniform segment is reported as discontinued operations for all periods presented in this report.

Principles of Consolidation
All subsidiaries are wholly-owned and are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition
Revenues are recognized at the time the service is provided to the customer. Volume-based rebates paid to customers are recorded as a reduction of revenues at the time the related revenue is earned. The Company excludes sales, use, value added and excise taxes from revenues on a net reporting basis.

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

Receivables, net
Receivables are stated at their net realizable value. The Company provides a reserve for doubtful accounts that is based upon historical collection information, specific reserves for known troubled accounts, and other currently available information. At January 27, 2007 and January 28, 2006, the reserve for doubtful accounts was $848,000 and $994,000, respectively.

Linens in Service
Linens in service are stated at depreciated cost. The Company reviews the amortization period of its linens in service on an ongoing basis. In order to satisfy its initiative to provide customers with 100% order fill rates the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

Company purchased a significant amount of additional linens in fiscal 2006, which results in linens being washed less often and therefore lasting longer. As a result, the Company determined that the actual useful life of its linens was longer than the estimated useful life previously used for amortization purposes in its financial statements. Effective April 30, 2006, the first day of its 2006 second fiscal quarter, the Company changed its estimate of the average useful life from 60 weeks to 63 weeks to reflect the estimated period during which these linens will remain in service. The effect of this change was to reduce fiscal 2006 linen amortization expense by $1,605,000, increase fiscal 2006 net income by $966,000, increase fiscal 2006 basic income per share by $0.11, and increase fiscal 2006 diluted income per share by $0.10.

Property and Equipment
Property and equipment are stated at cost. Renewals and betterments are capitalized, while maintenance and repairs that do not improve efficiency or extend economic life are expensed as incurred. Property and equipment are depreciated over their expected useful lives (buildings and improvements - 10 to 40 years; machinery and equipment - three to 20 years). Depreciation is computed on the straight-line method. Leasehold improvements are amortized using the straight-line method over the lesser of their useful lives or lease terms. Amortization of assets recorded under capital lease obligations is included in depreciation expense.

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

Self-Insurance Programs
The Company is self-insured up to certain levels for workers’ compensation, general liability and vehicle liability coverage after February 1, 1999. Provision for losses relating to these programs are recorded based on estimates for claims incurred using actuarial analyses. The estimated liabilities for these programs recorded in other accrued liabilities were $19,678,000 and $20,482,000 at January 27, 2007 and January 28, 2006, respectively. In addition, the Company is primarily self-insured for non-union employee medical coverage. The liability is determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. The amounts included in other accrued liabilities for this liability at January 27, 2007 and January 28, 2006 were $1,364,000 and $1,272,000, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

Share-Based Payments
The Company has various stock-based compensation plans, which are described more fully in Note 2, “Share-Based Payments.” Effective January 29, 2006, the first day of its 2006 fiscal year, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which requires recognition of compensation expense for awards of equity instruments based on the grant date fair value of those awards.

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

New Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a voluntary change in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change, instead of including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 is effective for the Company’s fiscal year ended January 27, 2007. The adoption of SFAS No. 154 had no impact on the Company’s consolidated financial statements.

In June 2005, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination.” EITF 05-6 addresses the amortization period for leasehold improvements in operating leases that are either (a) placed in service significantly after and not contemplated at or near the beginning of the initial lease term or (b) acquired in a business combination. Leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. Leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. This Issue was applied to leasehold improvements purchased or acquired in reporting periods after June 29, 2005. The application of EITF 05-6 did not have a material impact on the Company’s consolidated financial statements.

In November 2005, the FASB issued Staff Position FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” FSP 123(R)-3 provides that companies may elect to use a specified “short cut” method to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting the accounting requirements of SFAS 123(R), which is referred to as the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

APIC pool, assuming the company had been following the recognition provisions prescribed by SFAS 123. The “short cut” method is available to any company regardless of whether the company adopted SFAS 123(R) using the modified prospective application or the modified retrospective application transition method or whether the company has the ability to calculate the APIC pool in accordance with the guidance in SFAS 123(R). The Company will elect the “short cut” method effective on the first day of its 2007 fiscal year.

In December 2005, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” SFAS No. 153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on the Company’s consolidated financial statements.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for the Company’s fiscal year ending January 26, 2008. The Company has not completed its analysis of the impact that adopting FIN 48 will have on its consolidated financial statements.

In June 2006, the EITF reached a consensus on Issue No. 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount that Could Be Realized in Accordance with FASB Technical Bulletin 85-4.” EITF 06-5 stipulates that the cash surrender value and any additional amounts provided by the contractual terms of the insurance policy that are realizable at the balance sheet date should be considered in determining the amount that could be realized under the life insurance policy. The consensus also provides additional guidance for determining the amount to be realized, including the policy level for which the analysis should be performed, amounts excluded and measurement criteria. Entities will have the option of applying the provisions of EITF 06-5 as a cumulative effect adjustment to the opening balance of retained earnings or retrospectively to all prior periods. EITF 06-5 is effective for the Company’s fiscal year ending January 26, 2008. The Company does not expect adoption of EITF 06-5 will have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. SFAS No. 157 is effective for the Company’s fiscal year ending January 31, 2009. The Company is currently evaluating the impact SFAS No. 157 will have on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which amends SFAS No. 87, “Employers’ Accounting for Pension,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pension” and SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pension and Other Postretirement Benefits.” SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. On January 27, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158, and has included the related cumulative effect adjustment in the accompanying consolidated balance sheet for fiscal 2006. SFAS No. 158 did not have an effect on the Company’s Consolidated Balance Sheet at January 28, 2006. See Note 10 for further discussion of the effect of adopting SFAS No. 158 on the Company’s consolidated financial statements. The statement also requires that employers measure plan assets and obligations as of the date of their year-end financial statements beginning with the Company’s fiscal year ending January 31, 2009. The Company currently measures its plan assets and obligations as of January 1. The Company has not yet determined the impact that this portion of SFAS No. 158 will have on its consolidated balance sheets.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening retained earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for the Company’s fiscal year ended January 27, 2007. The adoption of SAB 108 had no impact on the Company’s consolidated financial statements.

2. SHARE-BASED PAYMENTS

The Company has various stock option and stock bonus plans that provide for the granting of incentive stock options, non-qualified stock options, restricted stock and performance awards to certain employees and directors. A total of 2,125,000 shares have been authorized to be issued under all such plans. Options and awards have been granted at or above the fair market value at the date of grant, although certain plans allow for awards to be granted at a price below fair market value. Options vest over periods ranging from six months to four years, and are exercisable not less than six months nor more than 10 years after the date of grant. Restricted shares granted to non-employee directors generally vest over one to three years. Restricted shares granted to non-employee directors generally vest over one to three years. Restricted shares granted to employees generally represent performance-contingent awards that vest at the end of three years upon the attainment of certain earnings performance goals, with the exception of certain retainer awards granted in the third quarter of fiscal 2006 that vest over a ten year period upon the attainment of certain earnings performance goals.

Effective January 29, 2006, the first day of fiscal 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (SFAS 123(R)) using the modified prospective method of adoption, which does not require restatement of prior periods. Under the modified prospective method, the Company is required to record compensation expense for all awards granted after the date of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption, net of an estimate of expected forfeitures. Under SFAS 123(R), compensation expense is based on the estimated fair values of stock options and restricted stock determined on the date of grant and is recognized over the related vesting period, net of an estimate of expected forfeitures. For service only awards with graded vesting, the Company has elected to recognize compensation cost on a straight-line basis over the requisite service period. For performance-contingent restricted stock, if it is determined that the performance contingency will not be satisfied, any previously recognized compensation expense is reversed in the period such determination is made. As of January 17, 2006, the Board of Directors approved the accelerated vesting of 64,334 unvested stock options. The exercise price of these options was greater than the market price of the underlying stock on the date of modification. By accelerating the vesting of these options, approximately $173,000 of compensation expense was not incurred in fiscal year 2006, and $43,000 of compensation expense will not be incurred in fiscal year 2007. Upon adoption of SFAS No. 123(R), the remaining balances of unamortized restricted stock were netted against common stock, treasury stock, and capital surplus. The adoption of SFAS No. 123(R) did not have a material impact on the consolidated financial statements.

The weighted-average grant-date fair value of options granted during fiscal years 2006, 2005, and 2004 was $7.34, $6.94, and $6.66, respectively. The Company estimates the fair value of its option awards on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on external data while all other assumptions are determined based on the Company’s historical experience with stock options. The following assumptions were used for grants in fiscal years 2006, 2005 and 2004:

	2006	2005	2004
Expected volatility	32.9%	31.4%	31.3%
Expected dividend yield	2.2%	3.8%	3.9%
Expected term (in years)	9 - 10	9 - 10	9 - 10
Risk-free interest rate	4.5%	4.0%	4.3%

A summary of the status of the Company’s stock option plans as of January 27, 2007, and changes during the fiscal year then ended is presented in the table below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of year	813,675	$21.77	6.1
Granted	75,000	23.44
Exercised	(47,350)	13.18
Forfeited	(132,475)	28.34
Expired	(127,000)	20.38
Options outstanding at end of year	581,850	$21.49	6.4	$3,496,000
Options exercisable at end of year	505,350	$21.21	5.8	$3,267,000

The Company expects all stock options outstanding at January 27, 2007, to vest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during fiscal years 2006, 2005, and 2004 were as follows:

	2006	2005	2004
Proceeds from stock options exercised	$624,000	$1,733,000	$1,940,000
Tax benefits related to stock options exercised	$—	$1,031,000	$536,000
Intrinsic value of stock options exercised	$487,000	$2,120,000	$1,654,000

The Company did not realize a tax benefit related to the exercise of stock options in fiscal 2006 as there was no taxable income for the benefit to offset due to net operating loss and tax credit carryovers.

The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant. Restricted stock activity for the year ended January 27, 2007 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	141,972	$25.64
Granted	227,238	16.81
Vested	(16,179)	20.87
Forfeited	(56,762)	22.64
Nonvested at end of year	296,269	$19.70

The total fair value of restricted stock awards vested during 2006, 2005 and 2004 was $338,000, $216,000 and $132,000, respectively. The Company generally issues shares from treasury stock to satisfy restricted stock awards and stock option exercises. The Company will issue new shares to satisfy such awards and exercises if sufficient treasury shares are not available.

Total compensation expense charged to income for all stock option and stock bonus plans during fiscal 2006, 2005 and 2004 was $131,000, $411,000 and $581,000, respectively (net of $86,000, $256,000 and $83,000 related income taxes). The total compensation expense related to nonvested stock options and awards not yet recognized is currently expected to be a combined total of approximately $2,627,000. This cost is expected to be recognized over a weighted average period of 5.3 years. Restricted stock awards comprise approximately $2,119,000 of the Company’s expected future stock-based compensation expense, with the remainder related to stock option awards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

Prior to the adoption of SFAS 123(R), the Company measured compensation expense for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and followed the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Accordingly, no compensation expense was recognized for stock-based compensation plans other than for restricted stock and performance-based awards. Had compensation expense for stock-based compensation plans for 2005 and 2004 been determined consistent with SFAS No. 123, the Company’s net income and earnings per share would approximate the following pro forma amounts:

(Dollars in thousands, except per share amounts)	2005	2004
Net income:
As reported	$248	$6,361
Add: stock-based employee compensation expense included in net income, net of tax	411	581
Deduct: stock-based employee compensation expense determined under fair-value based method for all awards, net of tax	(1,603)	(1,376)
Pro forma net (loss) income	$(944)	$5,566
Basic earnings (loss) per share:
As reported	$0.03	$0.71
Pro forma	(0.10)	0.62
Diluted earnings (loss) per share:
As reported	$0.03	$0.70
Pro forma	(0.10)	0.61

3. ACQUISITIONS

On March 21, 2005, the Company acquired one hundred percent of the issued and outstanding shares of common stock and warrants of Royal Institutional Services, Inc. and its affiliate, The Surgi-Pack Corporation (together, “Royal”). The total purchase price of $45,179,000, plus an additional $713,000 of related acquisition costs, was paid in cash and was funded through long-term borrowings (see Note 9).

The assets acquired in the Royal acquisition included linens in service, accounts receivable, prepaid expenses and deposits, and property and equipment. The intangible assets acquired totaled $38,883,000 for customer contracts, restrictive covenants, and goodwill. Customer contracts and restrictive covenants will be amortized over 15 years and 10 years, respectively. The excess of the purchase price over the fair value of the net assets acquired increased goodwill by $18,808,000 of which the entire amount is expected to provide an income tax benefit. The results of operations of Royal have been included in the Company’s consolidated financial statements since the date of acquisition.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

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

The unaudited pro forma consolidated revenues for fiscal years 2005 and 2004 as though the Royal acquisition and the 2004 Acquisitions had occurred at the beginning of each year totaled $425,148,000 and $418,996,000, respectively. The unaudited pro forma consolidated income from continuing operations would have been $2,168,000 or $0.23 per diluted share for fiscal 2005 and $13,398,000 or $1.47 per diluted share for fiscal 2004. These pro forma amounts are not necessarily indicative of the results of operations that would have occurred had the purchases been made at the beginning of each year.

4. NON-OPERATING INCOME, NET

In fiscal 2006, the Company recorded non-operating income of $2,424,000, which included a gain of $1,666,000 from the sale of real estate and a gain of $184,000 from the death benefit of a Company-owned life insurance policy, offset partially by a $281,000 loss related to a natural gas derivative (see Note 11).

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

Non-operating income, net, also includes interest earned on invested cash balances and notes receivable of $884,000, $769,000, and $352,000 for fiscal 2006, 2005, and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

5. INCOME TAXES

The provision for income taxes from continuing operations consisted of the following:

(Dollars in thousands)	2006	2005	2004
Current:
Federal	$(870)	$—	$388
State	(19)	—	293
Foreign	8	—	—
Deferred:
Federal	706	(360)	2,309
State	(1,111)	(1,231)	(550)
	$(1,286)	$(1,591)	$2,440

Reconciliation between the statutory income tax rate and effective tax rate from continuing operations is summarized below:

	2006	2005	2004
Statutory rate	34.0%	34.0%	34.0%
State tax, net of federal benefit	(1.0)	(38.3)	2.1
Effect of permanent items:
Cash surrender value and insurance benefits, net of expense	(13.1)	(85.7)	(5.2)
Meals and entertainment	4.8	12.0	0.5
Tax contingency adjustment	(13.2)	0.0	(6.2)
Valuation allowance	0.0	16.5	0.0
Adjustment to deferred taxes for reassessment of state effective tax rate	(27.2)	0.0	0.0
Other	(7.8)	3.5	(0.8)
Effect of tax credits from employment programs	(31.3)	(160.6)	(5.9)
	(54.8)%	(218.6)%	18.5%

The “adjustment to deferred taxes for reassessment of state effective tax rate” includes the impact of reversing deferred tax assets and liabilities due to changes in expected state apportionment ratios and statutory rates in jurisdictions where the Company files tax returns.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

Significant components of deferred tax assets and liabilities were as follows:

(Dollars in thousands)	January 27, 2007	January 28, 2006
Deferred tax assets:
Deferred compensation	$4,386	$5,720
Insurance reserves not yet deductible	7,515	9,314
Customer contracts	1,793	1,877
Net operating loss and tax credit carryforwards	24,382	20,615
Valuation allowance	(120)	(120)
Other	6,312	4,410
	44,268	41,816
Deferred tax liabilities:
Property and equipment	(11,835)	(13,112)
Linens in service	(15,263)	(14,995)
Other	(3,096)	(1,641)
	(30,194)	(29,748)
Net deferred tax assets	$14,074	$12,068

Management has established accruals for tax contingencies for exposures associated with tax deductions and return filing positions which may be challenged. The ultimate disposition of any of these items is not expected to have a material impact on the Company’s financial condition, but may be material to the period of resolution. The tax contingency accruals are reviewed quarterly and adjusted as necessary in light of changing circumstances. In fiscal 2004 the Company recognized an $800,000 reduction in these reserves based on the completion of tax audits in the United States and Canada. In fiscal 2005 management determined an additional $184,000 contingency reserve was required related to discontinued operations. In fiscal 2006, tax contingency reserves of $308,000 were released as a discrete item due to the expiration of the related tax statute. Tax issues of approximately $2,200,000 that have been reserved are expected to be resolved in fiscal 2007.

The Company has a federal net operating loss carryover of $36,551,000 which will expire beginning in 2025; $3,017,000 in federal tax credit carryover which expires at various dates beginning in 2021 or have no expiration date; $8,897,000 of state tax credit carryover which expires at various dates beginning in 2012 or have no expiration date; and various other charitable contribution carryovers, tax credits and state net operating loss carryovers.

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

(Dollars in thousands)	2005	2004
Revenues	$5,058	$8,040
Loss before income taxes	$(2,121)	$(637)
Income tax benefit	835	261
Net loss	$(1,286)	$(376)

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

(Dollars in thousands)	2004
Net retail sales	$38,786
Loss before income taxes	$(1,735)
Income tax benefit	742
Net loss	$(993)

The pretax loss from discontinued operations in fiscal 2004 includes $1,499,000 of lease termination costs related to the retail stores retained and closed by the Company.

Prior to fiscal year 2004, the Company recorded restructuring charges related to the closing of 27 related stores and the liquidation of non-healthcare inventory in the Life Uniform segment. In fiscal 2004, the Company reversed $434,000 of the original restructuring charge due to favorable terminations of store leases. As of January 29, 2005, all lease termination costs for the closed stores had been paid and there was no reserve remaining. Activities related to the Life Uniform restructuring charge are reflected in results of discontinued operations for all periods presented in this report.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

7. EARNINGS PER SHARE

The following table reconciles weighted average shares outstanding to amounts used to calculate basic and diluted earnings per share for fiscal years 2006, 2005 and 2004:

(Dollars and shares in thousands)	2006	2005	2004
Net income available to Common shareholders:
Income from continuing operations	$3,633	$2,319	$10,748
Loss from operations of discontinued segment, net of tax	—	(1,286)	(1,369)
Loss on disposal of discontinued segment, net of tax	—	(785)	(3,018)
Net income	$3,633	$248	$6,361
Weighted average shares:
Average shares outstanding	9,186	9,096	8,919
Effect of dilutive securities	46	179	206
Average shares outstanding, adjusted for dilutive effects	9,232	9,275	9,125
Earnings (loss) per share - basic:
Income from continuing operations	$0.40	$0.26	$1.20
Loss from operations of discontinued segment	—	(0.14)	(0.15)
Loss on disposal of discontinued segment	—	(0.09)	(0.34)
Net income	$0.40	$0.03	$0.71
Earnings (loss) per share - diluted:
Income from continuing operations	$0.39	$0.25	$1.18
Loss from operations of discontinued segment	—	(0.14)	(0.15)
Loss on disposal of discontinued segment	—	(0.08)	(0.33)
Net income	$0.39	$0.03	$0.70

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

8. GOODWILL AND OTHER ACQUIRED ASSETS

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company performed its annual goodwill impairment test at the end of the third quarters of fiscal 2006, 2005 and 2004 which resulted in no indication of impairment. The Company acquired goodwill from business combinations in fiscal 2005 of $18,847,000. During fiscal 2005, the Company acquired customer contracts of various laundry businesses valued at $14,699,000, with a weighted average amortization period of 14.8 years, and non-compete covenants with a value of $7,079,000 and a weighted average amortization period of 9.8 years. Other acquired assets consisted of the following (dollars in thousands):

	January 27, 2007			January 28, 2006
	Gross Carrying Amount	Accumulated Amortization	Other Acquired Assets, net	Gross Carrying Amount	Accumulated Amortization	Other Acquired Assets, net
Customer contracts	$41,813	$(10,984)	$30,829	$42,094	$(8,290)	$33,804
Non-compete covenants	11,089	(3,810)	7,279	11,089	(2,423)	8,666
Other acquired assets	$52,902	$(14,794)	$38,108	$53,183	$(10,713)	$42,470

Aggregate amortization expense for fiscal years 2006, 2005 and 2004 amounted to $4,281,000, $4,036,000 and $906,000, respectively. Other acquired assets are scheduled to be fully amortized by fiscal year 2021 with corresponding annual amortization expense estimated for each of the next five fiscal years as follows (dollars in thousands):

2007	$4,173
2008	3,820
2009	3,511
2010	3,045
2011	3,039

9. LONG-TERM DEBT

The following table summarizes information with respect to long-term debt for fiscal 2006 and 2005:

(Dollars in thousands)	January 27, 2007	January 28, 2006
Note to banks due November 30, 2010	$85,300	$85,000
Other long-term debt including obligations under capital leases	96	415
	85,396	85,415
Less - current maturities	96	319
	$85,300	$85,096

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

months or 12 months. The Company has fixed the interest rate on $10,000,000 of the credit facility borrowings with an interest rate swap agreement that extends through May 2007.

As of January 27, 2007, there was $85,300,000 of outstanding debt under the credit facility, secured by a first lien on all equipment, inventory, and accounts receivable, and certain real estate. Of this amount, $10,000,000 bears interest at a fixed rate of 3.58% pursuant to the interest rate swap agreement plus the LIBOR margin under the credit facility, which was 2.50% as of January 27, 2007. Of the remaining debt, $72,500,000 bore interest at 5.32% under LIBOR contacts, plus a margin (2.50% as of January 27, 2007), and $2,800,000 bore interest at 8.25%, the Prime Rate, as of January 27, 2007. Furthermore, the Company had $13,353,000 outstanding in irrevocable letters of credit as of January 27, 2007, which reduced the amount available to borrow under the line of credit to $18,920,000. These letters of credit are primarily issued to insurance carriers to secure the Company’s ability to pay its self-insured workers’ compensation liabilities. They automatically renew annually and may be amended from time to time based on collateral requirements of the carriers. The Company pays a fee on the outstanding letters of credit and unused funds based on the ratio of “Funded Indebtedness” to “EBITDA” described above. As of January 27, 2007, the fee on the outstanding letters of credit and unused funds was 2.50% and 0.375%, respectively.

The Company is subject to certain financial covenants under its loan agreement. One of these covenants requires that the Company maintain a minimum consolidated net worth of $120,920,000 plus an aggregate amount equal to 50% of quarterly net income beginning with the fourth quarter of fiscal 2005 (with no reduction for net losses), and an asset coverage ratio of no less than 1 to 1. Other covenants require the Company to maintain a minimum ratio of “EBITDA” to “Fixed Charges” of no less than 1.05 to 1, increasing to 1.15 to 1 effective October 31, 2006, and a maximum ratio of “Funded Indebtedness” to “EBITDA” of no more than 4.0 to 1, decreasing to 3.5 to 1 effective January 31, 2010. An amendment to the loan agreement was executed on July 28, 2006 that modified certain definitions related to the financial covenants. The Company is in compliance with these loan covenants as of January 27, 2007.

In connection with the original execution and subsequent amendment of the loan agreement, the Company incurred fees which are being amortized over the term of the loan. As of January 27, 2007, the remaining unamortized balance included in other assets in the Consolidated Balance Sheet was $1,530,000.

As of January 27, 2007, there was $30,650,000 of life insurance policy loans outstanding. The loans bore interest at a fixed rate of 8% or variable rates ranging from 5.7% to 6.3%. The proceeds upon surrender of the policies will be reduced by the amount of any loans outstanding, unless repaid by the Company prior to that time. Of the total amount outstanding as of January 27, 2007, approximately $8,298,000 is considered a current liability and presented as such in the Consolidated Balance Sheet. The remainder is netted against cash surrender value of life insurance in the Consolidated Balance Sheet as of January 27, 2007.

The estimated fair value of the Company’s debt at January 27, 2007 and January 28, 2006 approximates book value since the interest rates on nearly all of the outstanding borrowings approximate current market rates.

Future minimum payments under long-term capital leases as of January 27, 2007 are $99,000 in fiscal year 2007, including imputed interest payments of $3,000. The entire balance of the note to banks outstanding as of January 27, 2007 matures in fiscal 2010.

On April 4, 2007, an amendment to the loan agreement was executed to reduce the revolving credit facility from $150,000,000 to $125,000,000 and to change the Company’s loan covenant requirement for “Funded Indebtedness” to “EBITDA” from a maximum ratio of no more than 4.0 to 1 to 3.5 to 1. In addition, the margin for the LIBOR interest rate option under the loan agreement was modified by the amendment and now may range from 1.5% to 2.0%. The provisions of the amendment were effective as of April 5, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

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

On January 27, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158. The Statement requires the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plan in the January 27, 2007 Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The charge of $573,000 to adjust accumulated other comprehensive income at adoption represents the net unrecognized actuarial loss, which was previously netted against the plan’s funded status in the Company’s Consolidated Balance Sheet as required by SFAS No. 87. The actuarial loss will be subsequently recognized as net periodic pension cost based on the Company’s historical accounting policy for amortizing such amounts. In addition, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. These future gains and losses will be subsequently recognized as net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS No. 158.

The incremental effects of adopting the provisions of SFAS No. 158 on the Company’s Consolidated Balance Sheet at January 27, 2007 are presented in the following table. Had the Company not been required to adopt SFAS No. 158 at January 27, 2007, it would have recognized an additional minimum pension liability of $2,701,000, pursuant to the provisions of SFAS No. 87. The adoption of SFAS No. 158 had no effect on the Company’s Consolidated Statement of Income for the year ended January 27, 2007, or for any prior period presented, and it will not impact the Company’s operating results in future periods.

	January 27, 2007
	Prior to Adoption	Effect of Adoption	As Reported
Noncurrent pension liability	$4,371	$573	$4,944
Deferred income tax asset	19,165	228	19,393
Accumulated other comprehensive loss	4,494	345	4,839

Accumulated other comprehensive income (loss) at January 27, 2007, includes unrecognized actuarial losses of $3,274,000 ($1,971,000 net of tax) that have not yet been recognized in net periodic pension cost. The actuarial loss included in accumulated other comprehensive income (loss) and expected to be recognized in net periodic pension cost during the fiscal year ending January 26, 2008 is $68,000 ($41,000 net of tax).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

The Company expects to contribute $2,585,000 to the pension plan in fiscal 2007. The funded status of the plan at January 1, 2007 and January 1, 2006, and the net pension expense for 2006, 2005 and 2004 were as follows:

(Dollars in thousands)	January 1, 2007	January 1, 2006
Change in benefit obligation:
Benefit obligation at beginning of year	$23,214	$22,643
Service cost	300	421
Interest cost	1,239	1,259
Actuarial (gain) loss	(1,101)	420
Benefits paid	(1,393)	(1,529)
Benefit obligation at end of year	22,259	23,214
Change in plan assets:
Fair value of plan assets at beginning of year	16,117	16,648
Contributions	1,195	508
Actual gain on plan assets	1,396	490
Benefits paid	(1,393)	(1,529)
Fair value of plan assets at end of year	17,315	16,117
Funded status at end of year	$(4,944)	$(7,097)
Amounts recognized in the Consolidated Balance Sheets:
Current liabilities	$—	$(1,302)
Noncurrent liabilities	(4,944)	(4,459)
	$(4,944)	$(5,761)

The accumulated benefit obligation for the pension plan was $21,686,000 and $21,993,000 as of January 1, 2007 and January 1, 2006, respectively.

(Dollars in thousands)	2006	2005	2004
Pension expense:
Service cost	$300	$421	$526
Interest cost	1,239	1,259	1,269
Expected return on plan assets	(1,288)	(1,322)	(1,406)
Plan curtailment	—	—	38
Amortization of prior service cost	—	19	20
Recognized actuarial loss	67	—	95
Net pension expense	$318	$377	$542

The Company’s discount rate assumption is determined annually as of the measurement date based upon interest rates associated with long-term, high quality corporate bonds and U.S. Treasury securities and the timing and amounts of estimated future benefit payments under the Company’s pension plan. The discount rate assumption as of January 1, 2007, was calculated by the Company’s pension plan actuary using a yield curve approach. Discount rate assumptions for all earlier dates presented herein were calculated using a corporate adjusted duration-matched yield approach. The assumed rate of compensation increase reflects historical salary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

growth information and the Company’s general expectation of future salary growth. The Company’s long-term, annual rate-of-return-on-assets assumption is determined based on a combination of review of historical returns on pension plan assets, and advice from the Company’s plan actuary and investment manager as to general expectations of long-term prospective returns on plan assets. Actuarial assumptions for the Company’s pension plan for 2006, 2005 and 2004 were as follows:

	2006	2005	2004
Actuarial assumptions used in determining projected benefit obligation:
Discount rate	5.95%	5.50%	5.75%
Rate of compensation increase	4.75%	4.75%	5.00%
Actuarial assumptions used in determining net pension expense:
Discount rate	5.50%	5.75%	5.75%
Expected return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	4.75%	5.00%	5.00%

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

The allocation of plan assets held as of January 1, 2007 and 2006, by asset category, was as follows:

	January 1, 2007	January 1, 2006
Cash and cash equivalents	6%	3%
Equity securities	53%	53%
Fixed income securities	41%	44%
	100%	100%

The estimated benefits expected to be paid in future years for the defined benefit plan, reflective of expected future employee service, are as follows (dollars in thousands):

Year	Expected Benefit Payments
2007	$1,523
2008	1,677
2009	1,787
2010	1,839
2011	1,769
2012-2016	9,781

The Company’s 401(k) retirement savings plan provides retirement benefits to eligible employees in addition to those provided by the defined benefit pension plan. The plan permits participants to voluntarily defer up to 20% of their compensation, subject to Internal Revenue Code limitations. The Company contributes a percentage of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

the employee’s deferrals to the account of each eligible employee. On January 1, 2005, the Company also began contributing 0.5% of the employee’s annual earnings to the 401(k) account of each eligible employee. The cost to the Company for this plan was $783,000, $908,000 and $383,000, for fiscal years 2006, 2005 and 2004, respectively. The Company also participates in various multi-employer union administered pension plans. Contributions to these plans result from contractual provisions of labor contracts and were $1,909,000, $1,824,000 and $1,712,000 for fiscal years 2006, 2005 and 2004, respectively.

The Company maintains a voluntary deferred compensation plan providing retirement benefits to certain employees and directors in return for deferral of compensation payments. The amount of the retirement benefit is determined based on the amount of compensation deferred and is payable over 15 years following retirement. In addition, the Company maintains a supplemental retirement benefit plan for selected employees. The benefit amount is determined as a percentage of final average compensation, as defined, and is generally payable over 10 years beginning at age 65. The liability recorded in deferred compensation and pension liabilities for retirement obligations related to the deferred compensation and supplemental retirement plans as of January 27, 2007 and January 28, 2006 was $11,372,000 and $11,901,000, respectively. The Company has informally funded these liabilities through the purchase of Company-owned life insurance policies on plan participants.

The Company generally does not provide retirees with post-retirement benefits other than pensions.

11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company entered into an interest rate swap agreement with one of its lenders effective September 9, 2002. The swap agreement fixes the variable portion of the interest rate (excluding a margin) at 3.58% on $10,000,000 of the outstanding debt under the Company’s revolving credit facility until the swap’s termination on May 30, 2007. The Company has elected to apply cash flow hedge accounting for the interest rate swap agreement in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, the derivative is recorded as an asset or liability at its fair value and the effective portion of changes in the fair value of the derivative, as measured quarterly, is reported in other comprehensive income. The (loss) gain on the derivative included in other comprehensive loss in the years ended January 27, 2007, January 28, 2006, and January 29, 2005 amounted to $(61,000), $110,000, and $156,000, respectively, net of tax. The Company has recorded a short-term asset of $67,000 for the fair value of the derivative as of January 27, 2007, and a long-term asset of $165,000 for the fair value of the derivative as of January 28, 2006.

Since October 2005, the Company has entered into natural gas futures contracts to fix the price for a portion of its future purchases of natural gas and reduce its exposure to volatility in the cost of natural gas consumed by its service centers due to fluctuations in the price on the New York Mercantile Exchange (NYMEX). For fiscal years 2007, 2008 and 2009, these futures contracts are expected to hedge approximately 65%, 44% and 17%, respectively, of the Company’s total requirements for natural gas (measured at current usage rates). As of January 27, 2007, the weighted-average cost of natural gas under these contracts is $9.54 per decatherm. The Company has elected to apply cash flow hedge accounting for these derivatives in accordance with SFAS No. 133. Accordingly, the net loss on the derivatives included in other comprehensive loss for the years ended January 27, 2007 and January 28, 2006 amounted to $2,301,000 and $607,000, respectively, net of tax. Prior to the second quarter of fiscal 2006, a portion of the Company’s natural gas derivatives were not considered a cash flow hedge for accounting purposes. The change in fair market value for these derivatives was included in non-operating income, net for the years ended January 27, 2007 and January 28, 2006, and amounted to a loss of $281,000 and $120,000, respectively. The Company has recorded a current liability of $2,863,000 and $914,000 as of January 27, 2007 and January 28, 2006, respectively, and a long-term liability of $1,968,000 and $340,000 as of January 27, 2007 and January 28, 2006, respectively, for the fair value of the derivatives. The Company estimates that $2,863,000 of unrealized losses included in accumulated other comprehensive loss before taxes as of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

January 27, 2007 will be reclassified to cost of services within the next 12 months as natural gas is purchased for consumption in its service centers.

In addition to the futures contracts, the Company has existing contracts as of January 27, 2007 for the physical delivery of natural gas that fix the NYMEX cost of gas for approximately 4% of its estimated natural gas purchase requirements in the next 12 months, and that fix the basis cost of gas for approximately 87% of its estimated natural gas purchase requirements in the next 12 months. Although these contracts are considered derivative instruments, they meet the normal purchases exclusion contained in SFAS No. 133, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” and are therefore exempted from the related accounting requirements.

12. PREFERRED STOCK

The Company has two classes of authorized Preferred Stock: Class A, $1 stated value per share, authorized in the amount of 100,000 shares; and Class B, authorized in the amount of 2,500,000 shares. As of January 27, 2007 and January 28, 2006, no shares of Class A or Class B were outstanding.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows:

	Fair Value of Interest Rate Swap	Fair Value of Natural Gas Derivative	Pension Liability	Other	Accumulated Other Comprehensive Loss
Balance, January 31, 2004	$(165)	$—	$(901)	$4	$(1,062)
Minimum pension liability adjustment	—	—	(656)	—	(656)
Unrealized losses deferred during the year	(92)	—	—	—	(92)
Realized losses reclassified to net income during the year	329	—	—	—	329
Other changes	—	—	—	(6)	(6)
Tax (provision) benefit	(81)	—	229	2	150
Balance, January 29, 2005	(9)	—	(1,328)	—	(1,337)
Minimum pension liability adjustment	—	—	(1,287)	—	(1,287)
Unrealized gains (losses) deferred during the year	156	(988)	—	—	(832)
Realized losses reclassified to net income during the year	23	—	—	—	23
Tax (provision) benefit	(69)	381	568	—	880
Balance, January 28, 2006	101	(607)	(2,047)	—	(2,553)
Minimum pension liability adjustment	—	—	628	—	628
SFAS 158 transition adjustment	—	—	(573)	—	(573)
Unrealized gains (losses) deferred during the year	57	(7,762)	—	—	(7,705)
Realized (gains) losses reclassified to net income during the year	(155)	3,919	—	—	3,764
Tax benefit	37	1,542	21	—	1,600
Balance, January 27, 2007	$40	$(2,908)	$(1,971)	$—	$(4,839)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

15. COMMITMENTS AND CONTINGENCIES

The Company leases certain of its equipment, laundry service centers, and corporate office space under operating leases. Most building and office leases contain renewal options for periods of five to ten years. The lease agreements provide for increases in rentals based on increases in Consumer Price Indexes or other predetermined factors. Leasehold improvements, if any, are taken into consideration when computing minimum lease payments. The Company expects that in the normal course of business, leases will be renewed or replaced by other leases. Rental expense of continuing operations for all operating leases for fiscal years 2006, 2005 and 2004 was $12,902,000, $11,612,000 and $7,078,000, respectively. Future minimum payments by year and in the aggregate under operating leases with initial or remaining terms of one year or more consisted of the following at January 27, 2007:

(Dollars in thousands)	Minimum Payments
2007	$8,859

2008	7,758

2009	6,333

2010	5,095

2011	4,258
Later years	14,659
Total minimum lease payments	$46,962

Prior to the sale of Life Uniform, the Company was a guarantor under certain Life Uniform store lease agreements. These guarantees obligated the Company to make all payments due under the leases until their expiration in the event of default of Life Uniform. In connection with the sale of Life Uniform, the Company requested consents, as required, from landlords to assign the store leases to Healthcare Uniform Company. As a condition to such consents, certain landlords required that the Company continue as a guarantor of the leases. Under the Company’s agreement with Healthcare Uniform Company, these guarantees will only extend until the end of each lease’s current term. As of January 27, 2007, the Company is secondarily obligated as a guarantor for 54 store lease agreements and the estimated maximum potential amount of future payments the Company could be required to make under these guarantees is $8,255,000. Although these guarantees expire at various dates through fiscal year 2014, approximately 75% of the estimated maximum potential future payments expires by the end of fiscal year 2009.

The Company has provided certain indemnities to the buyer in connection with the sale of Life Uniform. Although indemnification claims are generally subject to an aggregate limit of $6,000,000, the Company believes the likelihood of making any payments for indemnification claims is remote and has reserved accordingly.

In connection with the March 2005 Royal acquisition (see Note 3), a portion of the purchase price was placed into escrow, with payment to the sellers contingent upon the occurrence of certain events as specified in the purchase agreement. As of January 27, 2007, $1,950,000 remained in escrow. Of this amount, $1,000,000 is due the sellers in March 2015 upon compliance with the restrictive covenants. Subsequent to year end, $950,000 was paid out of escrow to the sellers for the scheduled March 2007 indemnification claim payment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

The Company faces a possible exposure to outstanding workers’ compensation claims incurred prior to fiscal 1999 that were sold to a former insurance carrier, in addition to exposure for deposits with that carrier for claims incurred in fiscal years 1999, 2000 and 2001 that have not yet been resolved and for claims in excess of the deductible for fiscal years 1999, 2000, 2001 and 2002. This carrier is experiencing financial difficulties and may be unable to fulfill its obligation to pay these claims, which could have a material unfavorable impact on the Company’s results of operations and financial condition if it is forced to assume these liabilities. The Company estimates its possible exposure from these outstanding claims and deposits to be approximately $916,000 as of January 27, 2007.

A significant portion of the Company’s revenues is derived from operations in a limited number of markets. Revenues generated from operations in California and Arizona accounted for approximately 40% of revenues for the fiscal year ended January 27, 2007. The Company also faces some risk and uncertainty to its business operations related to the status of labor relations at its service centers. Approximately 75% of the Company’s workforce is represented by one of several unions. Collective bargaining agreements covering drivers associated with seven service centers, representing less than 2% of the Company’s total workforce, will expire within the next year. Any work interruptions or stoppages that may result from the inability to reach ratified agreements at any, some or all of these locations could have a material adverse impact on the Company’s results of operations and financial condition.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

16. UNAUDITED QUARTERLY FINANCIAL DATA

Unaudited quarterly results for 2006 and 2005 are shown below:

Fiscal 2006 Quarter Ended (Dollars in thousands, except per share amounts)	April 29	July 29	October 28	January 27
Revenues	$107,006	$105,286	$107,768	$105,675
Gross profit	$14,741	$15,125	$17,301	$14,768
(Loss) income from operations	$(200)	$558	$5,263	$3,714
Net (loss) income	$(1,499)	$(715)	$2,575	$3,272
Net (loss) income
Basic earnings (loss) per share*	$(0.16)	$(0.08)	$0.28	$0.36
Diluted earnings (loss) per share*	$(0.16)	$(0.08)	$0.28	$0.35
Fiscal 2005 Quarter Ended (Dollars in thousands, except per share amounts)	April 30	July 30	October 29	January 28
Revenues	$100,481	$105,218	$107,582	$105,076
Gross profit	$15,535	$13,659	$13,752	$11,111
Income from operations	$2,171	$471	$2,087	$1,584
Income (loss) from continuing operations	$1,139	$(723)	$811	$1,092
Loss from discontinued operations	(119)	(211)	(1,192)	(549)
Net income (loss)	$1,020	$(934)	$(381)	$543
Income (loss) from continuing operations
Basic earnings (loss) per share*	$0.13	$(0.08)	$0.09	$0.12
Diluted earnings (loss) per share*	$0.12	$(0.08)	$0.09	$0.12

*	Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total earnings per share for the year.

Schedule II

ANGELICA CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended January 27, 2007

Reserve for doubtful accounts – deducted from receivables in the consolidated balance sheets (dollars in thousands):

Year	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Year ended January 27, 2007	$994	$970	$1,116	$848
Year ended January 28, 2006	510	1,107	623	994
Year ended January 29, 2005	843	2	335	510

(1)	Doubtful accounts written off against reserve provided, net of recoveries.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGELICA CORPORATION (Registrant)

By: /s/ Stephen M. O’Hara Stephen M. O’Hara Chairman, President and Chief Executive Officer

Date: April 12, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/ Stephen M. O’Hara	By: /s/ James W. Shaffer
Stephen M. O’Hara	James W. Shaffer
Chairman, President and	Vice President and
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)
(Principal Accounting Officer)

Ronald J. Kruszewski *	James R. Henderson *
(Ronald J. Kruszewski)	(James R. Henderson)
Director	Director

Don W. Hubble *	Charles W. Mueller *
(Don W. Hubble)	(Charles W. Mueller)
Director	Director

John J. Quicke *	Ronald N. Riner *
(John J. Quicke)	(Ronald N. Riner)
Director	Director

Kelvin R. Westbrook *
(Kelvin R. Westbrook)
Director

*By his signature below, Stephen M. O’Hara has signed this Form 10-K on behalf of each person named above whose name is followed by an asterisk, pursuant to power of attorney filed with this Form 10-K.

/s/ Stephen M. O’Hara Stephen M. O’Hara, as attorney-in-fact

Date: April 12, 2007

II-1

EXHIBIT INDEX

Exhibit Number	Description

*Asterisk indicates exhibits filed herewith.
**Incorporated by reference from the document listed.

3.1	Restated Articles of Incorporation of the Company, as currently in effect. Filed as Exhibit 3.1 to the Form 10-K for the fiscal year ended January 26, 1991.**

3.2	Current By-Laws of the Company, as amended and restated.*

4.1	Shareholder Rights Plan dated August 25, 1998. Filed as Exhibit 1 to Registration Statement on Form 8-A on August 28, 1998.**

4.2	Amendment No. 1 to Rights Agreement dated August 29, 2006. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 5, 2006.**

4.3	Amendment No. 2 to Rights Agreement dated September 19, 2006. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 22, 2006.**

10.1	Second Amended and Restated Loan Agreement dated November 30, 2005, among Angelica Corporation, LaSalle Bank National Association, as Administrative Agent, and LaSalle and other Lenders. Filed as Exhibit 99 to a Form 8-K filed on December 5, 2005.**

10.2	Angelica Corporation 2004 Equity Incentive Plan for Non-Employee Directors (as amended April 4, 2006). Filed as Exhibit 10.2 to the Form 10-K for the fiscal year ended January 28, 2006.**

10.3	Amended form of Restricted Stock Agreement under the 1999 Performance Plan. Filed as Exhibit 10.3 to the Form 10-K for the fiscal year ended January 28, 2006.**

10.4	Form of Restricted Stock Agreement under the 2004 Equity Incentive Plan for Non-Employee Directors. Filed as Exhibit 10.4 to the Form 10-Q for fiscal quarter ended July 31, 2004.**

10.5	Angelica Corporation 1994 Performance Plan (as amended 1/31/95). Filed as Exhibit 10.1 to the Form 10-K for fiscal year ended January 28, 1995.**

10.6	Angelica Corporation Stock Award Plan. Filed as Exhibit 10 to the Form 10-K for fiscal year ended February 1, 1992.**

10.7	Angelica Corporation Supplemental Plan restated as of September 1, 2000. Filed as Exhibit 10.6 to the Form 10-Q for fiscal quarter ended October 28, 2000. Amendment dated August 27, 2003 filed as Exhibit 10.9 to the Form 10-Q for fiscal quarter ended October 25, 2003.**

10.8	Deferred Compensation Option Plan for Selected Management Employees, filed as Exhibit 19.9 to the Form 10-K for fiscal year ended January 26, 1991. Amendment dated October 25, 1994 filed as Exhibit 10.27 to the Form 10-K for fiscal year ended January 28, 1995; and amendment dated February 25, 1997 filed as Exhibit 10.34 to the Form 10-K for fiscal year ended January 25, 1997.**

10.9	Deferred Compensation Option Plan for Directors, filed as Exhibit 19.8 to the Form 10-K for fiscal year ended January 26, 1991. Amendment dated July 28, 1992 filed as Exhibit 19.3 to the Form 10-K for fiscal year ended January 30, 1993; and amendment dated November 29, 1994 filed as Exhibit 10.24 to the Form 10-K for fiscal year ended January 28, 1995.**

10.10	Supplemental and Deferred Compensation Trust. Filed as Exhibit 19.5 to the Form 10-K for fiscal year ended February 1, 1992.**

II-2

10.11	Restated Deferred Compensation Plan for Non-Employee Directors, filed as Exhibit 10(v) to the Form 10-K for fiscal year ended January 28, 1984. Amendment No. 1 dated November 29, 1994 was filed as Exhibit 10.25 to the Form 10-K for fiscal year ended January 28, 1995.**

10.12	Angelica Corporation 1994 Non-Employee Directors Stock Plan. Filed as Appendix A to the Proxy Statement for the Annual Meeting of Shareholders held on May 23, 1995. First amendment dated January 27, 1998 was filed as Exhibit 10.35 to the Form 10-K for fiscal year ended January 31, 1998. Second Amendment dated January 27, 2004 was filed as Exhibit 10.13 to the Form 10-K for fiscal year ended January 31, 2004.**

10.13	Amended specimen form of Stock Option Agreement under the Angelica Corporation 1994 Performance Plan. Filed as Exhibit 10.7 to the Form 10-Q for fiscal quarter ended October 25, 2003.**

10.14	Amended specimen form of Stock Option Agreement under the Angelica Corporation 1999 Performance Plan. Filed as Exhibit 10.8 to the Form 10-Q for fiscal quarter ended October 25, 2003.**

10.15	Form of Indemnification Agreement between the Company and each of its directors and executive officers. Filed as Exhibit 10.22 to the Form 10-K for fiscal year ended January 30, 1999.**

10.16	Amended and Restated Angelica Corporation 1999 Performance Plan. Filed as Appendix B to the Proxy Statement for the Annual Meeting of Shareholders held October 31, 2006.**

10.17	Employment Agreement between the Company and Steven L. Frey, dated September 9, 2004. Filed as Exhibit 99.2 to a Form 8-K filed September 9, 2004.**

10.18	Employment Agreement between the Company and James W. Shaffer, dated September 9, 2004. Filed as Exhibit 99.3 to a Form 8-K filed September 9, 2004.**

10.19	Employment Agreement between the Company and Stephen M. O’Hara, dated September 15, 2003. Filed as Exhibit 10.1 to the Form 10-Q for fiscal quarter ended October 25, 2003.**

10.20	Restricted Stock Agreement between the Company and Stephen M. O’Hara, dated September 15, 2003. Filed as Exhibit 10.2 to the Form 10-Q for fiscal quarter ended October 25, 2003.**

10.21	Non-Qualified Stock Option Agreement between the Company and Stephen M. O’Hara, dated September 15, 2003 (100,000 shares at $19.66 exercise price). Filed as Exhibit 10.3 to the Form 10-Q for fiscal quarter ended October 25, 2003.**

10.22	Non-Qualified Stock Option Agreement between the Company and Stephen M. O’Hara, dated September 15, 2003 (50,000 shares at $25.00 exercise price). Filed as Exhibit 10.4 to the Form 10-Q for fiscal quarter ended October 25, 2003.**

10.23	Non-Qualified Stock Option Agreement between the Company and Stephen M. O’Hara, dated September 15, 2003 (50,000 shares at $30.00 exercise price). Filed as Exhibit 10.5 to the Form 10-Q for fiscal quarter ended October 25, 2003.**

10.24	Amended and Restated Non-Qualified Stock Option Agreement between the Company and Stephen M. O’Hara dated January 27, 2005 (50,000 shares at $30.00 exercise price). Filed as Exhibit 10.31 to the Form 10-K for fiscal year ended January 29, 2005.**

10.25	Three order agreements for natural gas with Sempra Energy Solutions entered into on October 21 and October 25, 2005. Reported on a Form 8-K filed on October 26, 2005.**

10.26	Memorandum of Settlement dated June 14, 2005, including the related Employee Free Choice Agreement and National Labor Peace Agreement, of even date therewith filed as Exhibits A and B

II-3

thereto, by and between the Company and UNITE HERE. Filed as Exhibit 10.1 to a Form 8-K filed on June 15, 2005.**

10.27	Product and Services Supply Agreement, effective June 1, 2006, by and between Ecolab Inc. and Angelica Corporation. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2006.**

10.28	First Amendment to Second Amended and Restated Loan Agreement, effective July 28, 2006, among Angelica Corporation, LaSalle Bank National Association, as Administrative Agent, and LaSalle and the Other Lenders listed on the signature page thereto. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 2, 2006.**

10.29	Settlement Agreement dated August 30, 2006, by and between the Company, Steel Partners L.L.C., and Steel Partners II, L.P. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2006.**

10.30	Settlement Agreement dated August 30, 2006, by and between the Company, Pirate Capital LLC, Jolly Roger Fund LP and Jolly Roger Fund Offshore Ltd. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 5, 2006.**

10.31	Form of Special Restricted Stock Agreement under the 1999 Performance Plan. Filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended October 28, 2006.**

10.32	Employment Agreement between the Company and John S. Olbrych, dated November 27, 2006.*

10.33	Employment Agreement between the Company and W. Russell Watson, dated November 23, 2005.*

10.34	Employment Agreement between the Company and Richard M. Oliva, dated December 1, 2005.*

10.35	Employment Agreement between the Company and Edward M. Davis, dated July 1, 2006.*

10.36	Second Amendment to Second Amended and Restated Loan Agreement, effective April 5, 2007, among Angelica Corporation, LaSalle Bank National Association, as Administrative Agent, and LaSalle and the Other Lenders listed on the signature page thereto. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2007.**

21	Subsidiaries of the Company.*

23	Consent of Independent Registered Public Accounting Firm.*

24.1	Power of Attorney submitted by James R. Henderson, Don W. Hubble, Ronald J. Kruszewski, Charles W. Mueller, John J. Quicke, Ronald N. Riner and Kelvin R. Westbrook.*

24.2	Certified copy of Board Resolution authorizing Form 10-K filing utilizing power of attorney.*

31.1	Section 302 Certification of Chief Executive Officer.*

31.2	Section 302 Certification of Chief Financial Officer.*

32.1	Section 906 Certification of Chief Executive Officer.*

32.2	Section 906 Certification of Chief Financial Officer.*

The Company will furnish to any record or beneficial shareholder requesting a copy of this Annual Report on Form 10-K a copy of any exhibit indicated in the above list as filed with this Annual Report on Form 10-K upon payment to it of its reasonable expenses in furnishing such exhibit.

II-4