Form 10-Q
period 2007-04-28
ANGELICA CORP /NEW/
filed 2007-06-07
CIK 6571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended	Commission File
April 28, 2007	Number 1-5674

ANGELICA CORPORATION
(Exact name of registrant as specified in its charter)

MISSOURI	43-0905260
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

424 South Woods Mill Road
CHESTERFIELD, MISSOURI	63017
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of registrant's Common Stock, par value $1.00 per share, at June 1, 2007 was 9,590,694 shares.

ANGELICA CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

APRIL 28, 2007 FORM 10-Q QUARTERLY REPORT

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands, except per share amounts)

	First Quarter Ended

	April 28, 2007	April 29, 2006

Revenues	$107,777	$107,006
Cost of services	(93,496)	(92,265)
Gross profit	14,281	14,741
Selling, general and administrative expenses	(13,398)	(14,412)
Amortization of other acquired assets	(1,063)	(1,080)
Other operating income, net	198	551
Income (loss) from operations	18	(200)
Interest expense	(2,336)	(2,220)
Non-operating income (expense), net	262	(56)
Loss before income taxes	(2,056)	(2,476)
Income tax benefit	915	977
Net loss	$(1,141)	$(1,499)

Basic loss per share	$(0.12)	$(0.16)

Diluted loss per share	$(0.12)	$(0.16)

The accompanying notes are an integral part of the consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)

	April 28,	January 27,
	2007	2007
ASSETS
Current Assets:
Cash and cash equivalents	$4,193	$6,254
Receivables, less reserves of $1,164 and $848	59,784	56,874
Linens in service	52,205	50,902
Prepaid expenses and other current assets	2,389	4,019
Total Current Assets	118,571	118,049

Property and Equipment	205,032	203,236
Less -- accumulated depreciation	110,346	106,780
Total Property and Equipment	94,686	96,456

Other:
Goodwill	49,259	49,259
Other acquired assets	37,045	38,108
Cash surrender value of life insurance	9,784	9,664
Deferred income taxes	19,686	19,035
Miscellaneous	5,684	5,734
Total Other Assets	121,458	121,800
Total Assets	$334,715	$336,305

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$30	$96
Life insurance policy loans	8,332	8,298
Accounts payable	31,613	32,867
Accrued wages and other compensation	6,914	8,961
Deferred compensation and pension liabilities	1,693	1,693
Deferred income taxes	5,595	4,961
Other accrued liabilities	28,469	29,392
Total Current Liabilities	82,646	86,268

Long-Term Debt, less current maturities	88,800	85,300
Other Long-Term Liabilities	15,278	17,191

Shareholders' Equity:
Common Stock, $1 par value, authorized 20,000,000
shares, issued: 9,558,988 and 9,518,688 shares	9,559	9,519
Capital surplus	8,154	7,174
Retained earnings	138,099	140,277
Accumulated other comprehensive loss	(3,253)	(4,839)
Common Stock in treasury, at cost: 295,200 and 296,419 shares	(4,568)	(4,585)
Total Shareholders' Equity	147,991	147,546
Total Liabilities and Shareholders' Equity	$334,715	$336,305

The accompanying notes are an integral part of the consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)

	First Quarter Ended

	April 28, 2007	April 29, 2006

Cash Flows from Operating Activities:
Loss from continuing operations	$(1,141)	$(1,499)
Non-cash items included in loss from continuing operations:
Depreciation	3,631	3,697
Amortization	1,454	1,400
Deferred income taxes	(1,065)	(977)
Cash surrender value of life insurance	(302)	(321)
Gain on disposal of assets	(29)	(551)
Change in working capital components of continuing operations	(4,829)	(1,402)
Other, net	(821)	(10)
Net cash (used in) provided by operating activities of continuing operations	(3,102)	337

Cash Flows from Investing Activities:
Expenditures for property and equipment, net	(2,144)	(2,735)
Disposals of assets	70	853
Life insurance premiums paid, net	(144)	382
Net cash used in investing activities of continuing operations	(2,218)	(1,500)

Cash Flows from Financing Activities:
Repayments of long-term debt	(32,866)	(26,686)
Borrowings of long-term debt	36,300	28,500
Repayments of life insurance policy loans	(8,298)	-
Borrowings from life insurance policy loans	8,514	-
Debt issuance costs	-	(17)
Dividends paid	(1,037)	(1,034)
Exercise of stock options	658	82
Net cash provided by financing activities of continuing operations	3,271	845

Cash Flows from Discontinued Operations:
Operating cash flows	(12)	(279)

Net decrease in cash and cash equivalents	(2,061)	(597)
Balance at beginning of year	6,254	4,377
Balance at end of period	$4,193	$3,780

Supplemental cash flow information:
Purchases of property and equipment included in accounts payable	$219	$99

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FIRST QUARTER ENDED APRIL 28, 2007
AND APRIL 29, 2006

NOTE 1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited, and these consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2007 (fiscal 2006). It is management’s opinion that all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results during the interim period have been included. All significant intercompany accounts and transactions have been eliminated. The results of operations and cash flows for the first quarter ended April 28, 2007 are not necessarily indicative of the results that will be achieved for the full fiscal year 2007. Cash flows related to operations that were discontinued prior to fiscal year 2006 are segregated for reporting purposes in the Statement of Cash Flows.

NOTE 2.  SHARE-BASED PAYMENTS

The Company has various stock option and stock bonus plans that provide for the granting of incentive stock options, non-qualified stock options, restricted stock and performance awards to certain employees and directors. Options and awards have been granted at or above the fair market value at the date of grant, although certain plans allow for awards to be granted at a price below fair market value. Options vest over periods ranging from six months to four years, and are exercisable not less than six months nor more than 10 years after the date of grant. Restricted shares granted to non-employee directors generally vest over one to three years. Restricted shares granted to employees generally represent performance-contingent awards that vest at the end of three years upon the attainment of certain earnings performance goals, with the exception of certain retention awards granted in the third quarter of fiscal 2006 that vest over a ten year period upon the attainment of certain earnings performance goals.

The Company estimates the fair value of its option awards on the date of grant using the Black-Scholes option pricing model. No options were granted in the quarter ended April 28, 2007 or April 29, 2006. A summary of the status of the Company’s stock option plans as of April 28, 2007, and changes for the quarter then ended is presented in the table below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 28, 2007	581,850	$21.49	6.4	$3,496,000
Granted	-	-
Exercised	(40,300)	16.33
Forfeited	(3,000)	32.88
Expired	-	-
Options outstanding at April 28, 2007	538,550	$21.81	6.2	$3,384,000

Options exercisable at April 28, 2007	462,050	$21.56	5.7	$3,102,000

The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant. Restricted stock activity for the quarter ended April 28, 2007 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 28, 2007	296,269	$19.70
Granted	70,811	26.95
Vested	(1,668)	19.18
Forfeited	(50,290)	21.64
Nonvested at April 28, 2007	315,122	$21.02

Total compensation expense charged to income for all stock option and stock bonus plans during the quarter ended April 28, 2007 was $243,000 (net of $148,000 related income tax benefit). During the quarter ended April 29, 2006, the Company recognized $229,000 of expense for restricted stock and performance-based awards, net of $144,000 related income tax benefit. The total compensation cost related to nonvested stock options and awards not yet recognized is currently expected to be a combined total of approximately $3,857,000. This cost is expected to be recognized over a weighted average period of 4.3 years.

NOTE 3.  NON-OPERATING INCOME (EXPENSE), NET

In the first quarter of fiscal 2007, the Company recorded non-operating income of $262,000 which consisted primarily of interest income earned on invested cash balances and notes receivable.

In the first quarter of fiscal 2006, the Company recorded non-operating expense of $56,000 which included a $281,000 loss related to a natural gas derivative (see Note 9) offset primarily by interest income.

NOTE 4.  INCOME TAXES

On July 13, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on January 28, 2007, the first day of its 2007 fiscal year. The implementation of FIN 48 did not result in a cumulative adjustment to the Company’s previously recorded liability for unrecognized tax benefits, which amounted to $2,329,000 as of the date of adoption. If recognized, $2,217,000 of this amount would impact the Company’s effective tax rate.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in its tax provision. Due to its net operating loss and tax credit carryforward position, the Company recognized no penalties or interest during the quarters ended April 28, 2007 and April 29, 2006, and had no interest and penalties accrued as of April 28, 2007 or January 27, 2007.

The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the date of adoption of FIN 48. The Company has certain tax return years subject to statutes of limitation which are anticipated to close within 12 months of the date of adoption. Unless challenged by tax authorities, the closure of those statutes of limitation is expected to result in the recognition of uncertain tax positions in the amount of $2,217,000.

The Company is subject to taxation in the United States, and its tax years for 2003 through 2006 are subject to examination by the tax authorities. With few exceptions, the Company is no longer subject to U.S. federal, state or local examinations by tax authorities for years before 2003.

The Company recorded a tax benefit of $915,000 for the first quarter ended April 28, 2007. This benefit consisted of $780,000 based upon the Company’s estimated effective tax rate of 37.9% for the year and $135,000 from federal and state tax credits. The effective tax rate for the first quarter ended April 28, 2007, reflects the statutory tax rate adjusted for permanent items and state tax benefits, as applicable.

The Company has a federal net operating loss carryover of $36,551,000 which will expire beginning in 2025; $3,554,000 in federal tax credit carryovers which expire at various dates beginning in 2021 or have no expiration date; $8,897,000 of state tax credit carryovers which expire at various dates beginning in 2012 or have no expiration date; and various other charitable contribution carryovers, tax credits and state net operating loss carryovers.

NOTE 5.  LOSS PER SHARE

Loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of Common and Common equivalent shares outstanding.

The following table reconciles weighted average shares outstanding to amounts used to calculate basic and diluted loss per share for the first quarter ended April 28, 2007 and April 29, 2006 (shares in thousands):

	First Quarter Ended
	April 28,	April 29,
	2007	2006
Weighted Average Shares:
Average shares outstanding	9,239	9,164
Effect of dilutive securities	-	-
Average shares outstanding,
adjusted for dilutive effects	9,239	9,164

Potentially dilutive securities of 88,000 and 48,000 shares were not included in the calculation of weighted average shares outstanding for the quarters ended April 28, 2007 and April 29, 2006, respectively, as their effect is antidilutive on loss per share for the respective periods.

NOTE 6.  GOODWILL AND OTHER ACQUIRED ASSETS

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” the Company performed its annual goodwill impairment test at the end of the third quarter of fiscal 2006 which resulted in no indication of impairment.

Other acquired assets consisted of the following (dollars in thousands):

	April 28, 2007			January 27, 2007
	Gross		Other	Gross		Other
	Carrying	Accumulated	Acquired	Carrying	Accumulated	Acquired
	Amount	Amortization	Assets, net	Amount	Amortization	Assets, net

Customer contracts	$41,813	$(11,700)	$30,113	$41,813	$(10,984)	$30,829
Non-compete covenants	11,089	(4,157)	6,932	11,089	(3,810)	7,279

Other acquired assets	$52,902	$(15,857)	$37,045	$52,902	$(14,794)	$38,108

Aggregate amortization expense for the first quarter ended April 28, 2007 and April 29, 2006 amounted to $1,063,000 and $1,080,000, respectively. Other acquired assets are scheduled to be fully amortized by fiscal year 2021 with corresponding annual amortization expense estimated for each of the next five fiscal years as follows (dollars in thousands):

2007	$4,173
2008	3,820
2009	3,511
2010	3,045
2011	3,039

NOTE 7.  LONG TERM DEBT

The Company’s long-term bank borrowings are financed through a $125,000,000 revolving credit facility under a loan agreement that matures on November 30, 2010. Amounts borrowed under the credit facility bear interest at a floating rate equal to either (i) LIBOR plus a margin, or (ii) a Base Rate, defined as the higher of either (a) the Federal Funds Rate plus 0.50% or (b) the Prime Rate. The margin for the LIBOR rate option is based on the Company’s ratio of “Funded Indebtedness” to “EBITDA,” as each is defined in the loan agreement, and may range from 1.5% to 2.0%. The LIBOR interest rate option may be selected for periods of 1 to 3 months, 6 months or 12 months. The Company has fixed the interest rate on $10,000,000 of the credit facility borrowings with an interest rate swap agreement that extends through May 2007.

As of April 28, 2007, there was $88,800,000 of outstanding debt under the credit facility, secured by a first lien on all equipment, inventory, and accounts receivable, and certain real estate. Of this amount, $10,000,000 bears interest at a fixed rate of 3.58% pursuant to an interest rate swap agreement plus the LIBOR margin under the credit facility, which was 1.75% as of April 28, 2007. Of the remaining debt, $75,000,000 bore interest at 5.32% under LIBOR contracts, plus a margin (1.75% as of April 28, 2007), and $3,800,000 bore interest at 8.25%, the Prime Rate, as of April 28, 2007. Furthermore, the Company had $13,055,000 outstanding in irrevocable letters of credit as of April 28, 2007, which reduced the amount available to borrow under the line of credit to $13,228,000. As of April 28, 2007, the fee on the outstanding letters of credit and unused funds was 1.75% and 0.25%, respectively.

The Company is subject to certain financial covenants under its loan agreement. One of these covenants requires that the Company maintain a minimum consolidated net worth of $120,920,000 plus an aggregate amount equal to 50% of quarterly net income beginning with the fourth quarter of fiscal 2005 (with no reduction for net losses), and an asset coverage ratio of no less than 1 to 1. Other covenants require the Company to maintain a minimum ratio of “EBITDA” to “Fixed Charges” of no less than 1.15 to 1, and a maximum ratio of “Funded Indebtedness” to “EBITDA” of no more than 3.5 to 1. The Company was in compliance with these loan covenants as of April 28, 2007.

As of April 28, 2007, there was $30,867,000 of life insurance policy loans outstanding. The loans bore interest at a fixed rate of 8.0% or variable rates ranging from 5.7% to 6.3%. The proceeds upon surrender of the policies will be reduced by the amount of any loans outstanding, unless repaid by the Company prior to that time. Of the total amount outstanding at April 28, 2007, approximately $8,332,000 is considered a current liability and presented as such in the Consolidated Balance Sheet. The remainder is netted against cash surrender value of life insurance in the Consolidated Balance Sheet as of April 28, 2007.

NOTE 8.  RETIREMENT BENEFITS

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

The net periodic pension expense recognized in the first quarter ended April 28, 2007 and April 29, 2006 was as follows:

	First Quarter Ended
	April 28,	April 29,
(Dollars in thousands)	2007	2006
Pension expense:
Service cost	$86	$113
Interest cost	331	312
Expected return on plan assets	(333)	(322)
Unrecognized loss	17	17
Net periodic pension expense	$101	$120

NOTE 9.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company entered into an interest rate swap agreement with one of its lenders effective September 9, 2002. The swap agreement fixes the variable portion of the interest rate (excluding a margin) at 3.58% on $10,000,000 of the outstanding debt under the Company’s revolving credit facility until the swap’s termination on May 30, 2007. The Company has elected to apply cash flow hedge accounting for the interest rate swap agreement in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, the derivative is recorded as an asset or liability at its fair value and the effective portion of changes in the fair value of the derivative, as measured quarterly, is reported in other comprehensive income. The (loss) gain on the derivative included in other comprehensive income (loss) in the first quarter ended April 28, 2007 and April 29, 2006 amounted to $(26,000) and $7,000, respectively, net of tax. The Company has recorded a current asset of $25,000 and $67,000 for the fair value of the derivative as of April 28, 2007 and January 27, 2007, respectively.

Since October 2005, the Company has entered into natural gas futures contracts to fix the price for a portion of its future purchases of natural gas and reduce its exposure to volatility in the cost of natural gas consumed by its service centers due to fluctuations in the price on the New York Mercantile Exchange (NYMEX). For fiscal years 2007, 2008 and 2009, these futures contracts are expected to hedge approximately 66%, 49% and 22%, respectively, of the Company’s total requirements for natural gas (measured at current usage rates). As of April 28, 2007, the weighted-average cost of natural gas under these contracts is $9.38 per decatherm. The Company has elected to apply cash flow hedge accounting for these derivatives in accordance with SFAS No. 133. Accordingly, the net gain (loss) on the derivatives included in other comprehensive income (loss) for the quarter ended April 28, 2007, amounted to $1,611,000, net of tax, and $(336,000), net of tax, for the quarter ended April 29, 2006. Prior to the second quarter of fiscal 2006, a portion of the Company’s natural gas derivatives were not considered a cash flow hedge for accounting purposes. The change in fair value for these derivatives was included in non-operating income for the quarter ended April 29, 2006, and amounted to a loss of $281,000. The Company has recorded a current liability of $1,271,000 and $2,863,000 as of April 28, 2007 and January 27, 2007, respectively, and a long-term liability of $883,000 and $1,968,000 as of April 28, 2007 and January 27, 2007, respectively, for the fair value of the derivatives. The Company estimates that $1,271,000 of unrealized losses included in accumulated other comprehensive loss before taxes as of April 28, 2007 will be reclassified to cost of services within the next 12 months as natural gas is purchased for consumption in the service centers.

In addition to the futures contracts, the Company has existing contracts as of April 28, 2007 for the physical delivery of natural gas that fix the NYMEX cost of gas for approximately 4% of its estimated natural gas purchase requirements in the next 12 months, and that fix the basis cost of gas for approximately 87% of its estimated natural gas purchase requirements in the next 12 months. Although these contracts are considered derivative instruments, they meet the normal purchases exclusion contained in SFAS No. 133, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” and are therefore exempted from the related accounting requirements.

NOTE 10.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), consisting primarily of net loss and changes in the fair value of derivatives (see Note 9), net of taxes, totaled $444,000 and $(1,828,000) for the first quarter ended April 28, 2007 and April 29, 2006, respectively.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

Prior to its sale of the Life Uniform retail business segment to Healthcare Uniform Company, Inc. in fiscal 2004, the Company was a guarantor under certain Life Uniform store lease agreements. These guarantees obligated the Company to make all payments due under the leases until their expiration in the event of default of Life Uniform. In connection with the sale of Life Uniform, the Company requested consents, as required, from landlords to assign the store leases to Healthcare Uniform Company. As a condition to such consents, certain landlords required that the Company continue as a guarantor of the leases. Under the Company’s agreement with Healthcare Uniform Company, these guarantees will only extend until the end of each lease’s then current term. As of April 28, 2007, the Company is secondarily obligated as a guarantor for 46 store lease agreements and the estimated maximum potential amount of future payments the Company could be required to make under these guarantees is $7,503,000. Although these guarantees expire at various dates through fiscal year 2014, approximately 73% of the estimated maximum potential future payments expires by the end of fiscal year 2009.

The Company has provided certain indemnities to the buyer in connection with the sale of Life Uniform. Although indemnification claims are generally subject to an aggregate limit of $6,000,000, the Company believes the likelihood of making any payments for indemnification claims is remote and has reserved accordingly.

In connection with the March 2005 acquisition of Royal Institutional Services, Inc. and its affiliate, The Surgi-Pack Corporation, a portion of the purchase price was placed into escrow, with payment to the sellers contingent upon the occurrence of certain events as specified in the purchase agreement. As of April 28, 2007, $1,000,000 remained in escrow and is due the sellers in March 2015 upon compliance with the restrictive covenants.

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

The Company faces a possible exposure to outstanding workers’ compensation claims incurred prior to fiscal 1999 that were sold to a former insurance carrier, in addition to exposure for deposits with that carrier for claims incurred in fiscal years 1999, 2000 and 2001 that have not yet been resolved and for claims in excess of the deductible for fiscal years 1999, 2000, 2001 and 2002. This carrier is experiencing financial difficulties and may be unable to fulfill its obligation to pay these claims, which could have a material unfavorable impact on the Company’s results of operations and financial condition if it is forced to assume these liabilities. The Company estimates its possible exposure from these outstanding claims and deposits to be approximately $827,000 as of April 28, 2007.

A significant portion of the Company’s revenues is derived from operations in a limited number of markets. Revenues generated from operations in California and Arizona accounted for approximately 39% of revenues for the quarter ended April 28, 2007. The Company also faces some significant risk and uncertainty to its business operations related to the status of labor relations at its service centers. Approximately 75% of the Company’s workforce is represented by one of several unions. Collective bargaining agreements covering drivers associated with seven service centers will expire in fiscal 2007. A collective bargaining agreement covering recently organized drivers at the Company’s Turlock, California service center is in the process of being ratified and finalized. Collectively, these new and renewal agreements apply to approximately 2% of the Company’s total workforce. Any work interruptions or shortages that may result from the inability to reach ratified agreements at any, some or all of these locations could have a material adverse impact on the Company’s results of operations and financial condition.

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

NOTE 12.  NEW ACCOUNTING PRONOUNCEMENTS

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

In June 2006, the EITF reached a consensus on Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount that Could Be Realized in Accordance with FASB Technical Bulletin 85-4.” EITF 06-5 stipulates that the cash surrender value and any additional amounts provided by the contractual terms of the insurance policy that are realizable at the balance sheet date should be considered in determining the amount that could be realized under the life insurance policy. The consensus also provides additional guidance for determining the amount to be realized, including the policy level for which the analysis should be performed, amounts excluded and measurement criteria. Entities will have the option of applying the provisions of EITF 06-5 as a cumulative effect adjustment to the opening balance of retained earnings or retrospectively to all prior periods. EITF 06-5 is effective for the Company’s fiscal year ending January 26, 2008. The Company does not expect that the adoption of EITF 06-5 will have a material impact on its consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which amends SFAS No. 87, “Employers’ Accounting for Pension,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pension” and SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pension and Other Postretirement Benefits.” SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. On January 27, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158, and included the related cumulative effect adjustment in its consolidated balance sheet for fiscal 2006. The statement also requires that employers measure plan assets and obligations as of the date of their year-end financial statements beginning with the Company’s fiscal year ending January 31, 2009. The Company currently measures its plan assets and obligations as of January 1. The Company has not yet determined the impact that adopting this portion of SFAS No. 158 will have on its consolidated balance sheets.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.” SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for the Company’s fiscal year ending January 31, 2009. The Company has not yet determined the impact that adoption of SFAS No. 159 will have on its consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition
and Results of Operations

FIRST QUARTER ENDED APRIL 28, 2007
COMPARED WITH
FIRST QUARTER ENDED APRIL 29, 2006

General

Angelica Corporation is a leading provider of outsourced linen management services to the healthcare industry in the United States. We offer comprehensive linen management services to the U.S. healthcare industry, including hospitals, long-term care facilities, surgery centers, medical clinics, and other medical providers. Among the items that we clean and provide, on either a rental or customer-owned basis, are bed linens, towels, gowns, scrubs, surgical linens and surgical packs, as well as mops, mats and other dust control products. To a more limited extent, we also provide linen management services to customers in the hospitality business. Currently, we operate 29 laundry service centers and serve customers in 23 states.

Results of Operations

First quarter fiscal 2007 revenues were $107.8 million, an increase of $0.8 million compared with the same period in fiscal 2006. Organic growth contributed $1.1 million of the increase, representing an organic growth rate of 1.0%. The current year organic growth rate resulted from an approximate 4.0% improvement in pricing, partially offset by a volume decline primarily related to a large customer contract that was not renewed. The revenue growth was partially offset by a net reduction in revenues of $0.3 million related to acquisitions and divestitures, primarily due to the sale of non-healthcare customer accounts in fiscal 2006. Total healthcare revenues increased 1.9% compared with the same period in fiscal 2006.

Cost of services of $93.5 million in the first quarter of fiscal 2007 increased by $1.2 million, or 1.3%, from the same period last year. The principal factors for this increase were operational difficulties at our Edison, New Jersey facility, which negatively impacted the operations in the New York City/New Jersey area, as well as increased linen costs. While total company direct and indirect production labor and fringe benefit costs decreased $0.2 million in first quarter fiscal 2007 from first quarter fiscal 2006, the same costs for the service centers in the New York City/New Jersey area increased $1.3 million year over year due to inefficiencies caused by equipment failures and management turnover. The $1.5 million favorable variance in these costs for all other service centers (excluding the service centers in the New York City/New Jersey area) was a result of increased operating efficiencies and lower operating volumes. In addition, linen amortization expense increased $1.0 million as a result of increased linen purchases to satisfy our 100% fill initiative and higher quality linen.

Gross margin was 13.3% in the first quarter of fiscal 2007, a decrease from the 14.0% reported in the fourth quarter of fiscal 2006 and 13.8% reported in the same period a year ago for the reasons noted above. Gross profit from the service centers in the New York City/New Jersey area declined $1.9 million in the first quarter of fiscal 2007 from the same period in fiscal 2006 due to the factors mentioned above. In the balance of the country, gross profit increased $1.4 million year over year.

In the first quarter fiscal 2007, selling, general and administrative (SG&A) expenses decreased by $1.0 million from first quarter fiscal 2006 to $13.4 million, or 12.4% of revenues, compared to 13.5% of revenues a year ago. The decrease in SG&A expenses resulted primarily from $0.6 million of consulting fees incurred in prior year related to our operations process improvement implementation and $0.3 million of legal expenses incurred in prior year associated with the Board of Directors’ Special Committee.

In the first quarter fiscal 2007, we reported other operating income of $0.2 million consisting primarily of insurance proceeds from a property insurance claim. Other operating income of $0.6 million in the first quarter of fiscal 2006 reflected gains from the sale of two parcels of real estate.

Interest expense in first quarter fiscal 2007 increased by $0.1 million to $2.3 million resulting from higher interest rates. Interest rates increased from an average 7.1% in first quarter fiscal 2006 to an average 7.4% in first quarter fiscal 2007. At April 28, 2007, we had $88.8 million in total debt outstanding under our bank credit facility. In addition, there was $30.9 million of life insurance policy loans outstanding against the cash surrender value of life insurance policies we own. Interest from bank and insurance debt is included in our interest expense.

We recorded $0.3 million non-operating income during the first quarter of fiscal 2007 which consisted primarily of interest income from a note receivable. During the first quarter of fiscal 2006, we recorded non-operating expense of $0.1 million which included a $0.3 million loss related to a natural gas derivative, mostly offset by interest income.

For the first quarter of fiscal 2007, we recorded a tax benefit of $0.9 million compared to $1.0 million in the first quarter of fiscal 2006. The lower income tax benefit in the current year quarter resulted primarily from the decline in pretax loss for the first quarter of fiscal 2007.

We reported a net loss of $1.1 million in the first quarter of fiscal 2007 compared with a net loss of $1.5 million in the prior year quarter. The variance resulted primarily from the decrease in selling, general and administrative expenses and increase in non-operating income discussed above.

Financial Condition

As of April 28, 2007, working capital totaled $35.9 million and the current ratio (i.e., the ratio of current assets to current liabilities) was 1.4 to 1, compared with $31.8 million and 1.4 to 1, respectively, at January 27, 2007. The increase in working capital is primarily due to higher balances in accounts receivable and linens in service and a lower balance in accrued wages and other compensation, as explained below.

Accounts receivable increased by $2.9 million in the first quarter fiscal 2007 due to a combination of higher revenue and the timing of cash receipts around the quarter end. Linens in service increased by $1.3 million as we continue to support our 100% customer order fill initiative and add higher quality linen. Prepaid expenses and other current assets decreased $1.6 million in the first quarter due to the collection of a miscellaneous receivable and the normal amortization of prepaid items.

Accounts payable decreased by $1.3 million due to the timing of invoice payments near the fiscal 2006 year end. Accrued wages and other compensation decreased $2.0 million from January 27, 2007, as incentive compensation accrued at year end was paid out in the first quarter of fiscal 2007. Long-term debt of $88.8 million as of April 28, 2007 was $3.5 million greater than at January 27, 2007, reflecting additional borrowings from our credit facility to fund the higher working capital balances discussed above. The $0.9 million and $1.9 million decrease in other accrued liabilities and other long-term liabilities, respectively, resulted from a decrease in liabilities related to our natural gas hedges and first quarter contributions to our defined benefit pension plan. Our ratio of total debt to total capitalization as of April 28, 2007 was 37.5% compared to 36.7% as of January 27, 2007. Book value per share at the end of first quarter fiscal 2007 was $15.98, a slight decline from $16.00 as of January 27, 2007.

Liquidity and Capital Resources

Cash flow provided by operating activities of continuing operations decreased $3.4 million for the quarter ended April 28, 2007 compared with the same period a year ago. The current year decline resulted primarily from the increase in working capital and pension plan contributions discussed above.

Cash flows from investing activities for the quarter ended April 28, 2007 included capital expenditures of $2.1 million. Cash flows from investing activities for the quarter ended April 29, 2006 included $2.7 million of capital expenditures, net proceeds of $0.8 million from the disposal of certain real estate, and $0.5 million from the death benefit of a Company-owned life insurance policy, the gain on which was recognized in the fourth quarter of fiscal 2005. We expect capital expenditures to be approximately $15.0 million for fiscal 2007.

Cash provided by financing activities was $3.3 million in the first quarter of fiscal 2007 reflecting additional borrowings of $3.5 million under our loan agreement and $0.2 million from life insurance policy loans, partially offset by dividend payments of $1.0 million. In the first quarter of fiscal 2006, cash provided by financing activities of $0.8 million reflected additional borrowings of $1.9 million under our loan agreement. In addition, proceeds from stock option exercises increased to $0.7 million in the first quarter of fiscal 2007 from $0.1 million in the first quarter of fiscal 2006.

As of April 28, 2007, there was $88.8 million outstanding debt under our credit facility. Of this amount, $10.0 million bears interest at a fixed rate of 3.58% pursuant to an interest rate swap agreement plus a margin under the credit facility (1.75% as of April 28, 2007). Of the remaining debt, $75.0 million bore interest at 5.32% under LIBOR contracts, plus a margin (1.75% at April 28, 2007), and $3.8 million bore interest at 8.25%, the Prime Rate, as of April 28, 2007.

In addition to amounts due under our loan agreement, at the end of the first quarter there was $30.9 million of life insurance policy loans outstanding bearing interest at a fixed rate of 8.0% or variable rates ranging from 5.7% to 6.3%. On April 28, 2007, we also had $13.1 million in irrevocable letters of credit outstanding, which reduced the amount available to borrow under the loan agreement to $13.2 million.

We are subject to certain financial covenants under our loan agreement. One of the covenants requires us to maintain a minimum consolidated net worth of $120.9 million plus an aggregate amount equal to 50% of quarterly net income beginning with the fourth quarter of fiscal 2005 (with no reductions for net losses), and an asset coverage ratio of no less than 1 to 1. We are also required to maintain a minimum ratio of “EBITDA” to “Fixed Charges” of no less than 1.15 to 1, and a maximum ratio of “Funded Indebtedness” to “EBITDA” of no more than 3.5 to 1. We were in compliance with these debt covenants as of April 28, 2007.

Management believes that our financial condition, operating cash flow and available sources of external funds are sufficient to satisfy our requirements for debt service, capital expenditures, dividends and working capital over the course of the next 12 months. However, if we pursue a large acquisition, incur significant expenditures for new facilities, or are unable to achieve our forecasted operating results during the next twelve months, our forecasted cash flows could be negatively impacted requiring that we consider alternative funding sources in order to avoid violations of our loan covenants.

Recent Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on January 28, 2007, the first day of our 2007 fiscal year. The implementation of FIN 48 had no impact on our consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to commodity price risk related to the use of natural gas in its laundry service centers. The total cost of natural gas in the first quarter ended April 28, 2007, was approximately $6.9 million. To reduce the uncertainty of fluctuating energy prices, the Company has entered into fixed-price contracts as of April 28, 2007, for approximately 65% of its estimated natural gas purchase requirements in the next 12 months. A hypothetical 10% increase in the cost of natural gas not covered by these contracts would result in a reduction of approximately $0.9 million in annual pretax earnings.

The Company is also exposed to commodity price risk resulting from the consumption of gasoline and diesel fuel for delivery trucks. The total cost of delivery fuel in the first quarter ended April 28, 2007, was approximately $2.1 million. A hypothetical 10% increase in the cost of delivery fuel would result in a decrease of approximately $0.8 million in annual pretax earnings.

The Company’s exposure to interest rate risk relates primarily to its variable-rate revolving debt agreement and life insurance policy loans. As of April 28, 2007, there was $88.8 million of outstanding debt under the credit facility that bear interest at a rate equal to either (i) LIBOR plus a margin, or (ii) a Base Rate, defined as the higher of (a) the Federal Funds Rate plus .50% or (b) the Prime Rate. The margin is based on the Company’s ratio of “Funded Indebtedness” to “EBITDA,” as each is defined in the loan agreement. As of April 28, 2007, the margin was 1.75%. Of the $30.9 million in life insurance policy loans outstanding as of April 28, 2007, a total of $25.1 million of these loans bore interest at variable rates ranging from 5.7% to 6.3%. A hypothetical increase of 100 basis points in short-term interest rates applicable to the outstanding variable-rate debt would result in a reduction of approximately $1.1 million in annual pretax earnings.

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

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to shares of our common stock that we purchased during the three fiscal months ended April 28, 2007.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs

Jan. 28, 2007 – Feb. 24, 2007	—	—	—	—

Feb. 25, 2007 – Mar. 24, 2007	—	—	—	—

Mar. 25, 2007 – Apr. 28, 2007	449	$26.485	—	—

Total	449	$26.485	—	—

(a)	The shares purchased were restricted stock withheld for the payment of withholding taxes upon vesting of restricted stock.

Item 6.  Exhibits

(a)	See Exhibit Index on page 24.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Angelica Corporation
(Registrant)

Date: June 7, 2007	/s/ Stephen M. O’Hara
Stephen M. O’Hara
Chairman, President and
Chief Executive Officer

/s/ James W. Shaffer
James W. Shaffer
Vice President and Chief
Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

*Asterisk indicates exhibits filed herewith.
**Incorporated by reference from the document listed.

3.1	Restated Articles of Incorporation of the Company, as currently in effect. Filed as Exhibit 3.1 to the Form 10-K for the fiscal year ended January 26, 1991.**

3.2	Amendment to Certificate of Designation, Preferences and Rights of Class B Series 2 Junior Participating Preferred Stock. Filed as Exhibit 3.1 to a current report on Form 8-K on September 5, 2006.**

3.3	Current By-Laws of the Company, as amended and restated. Filed as Exhibit 3.2 to the Form 10-K for fiscal year ended January 27, 2007.**

4.1	Shareholder Rights Plan dated August 25, 1998. Filed as Exhibit 1 to Registration Statement on Form 8-A on August 28, 1998.**

4.2	Form of Amendment No. 1 to Rights Agreement, dated as of August 29, 2006, between Angelica Corporation and UMB Bank, N.A. Filed as Exhibit 4.1 to a current report on Form 8-K on September 5, 2006.**

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