Form 10-Q
period 2007-07-28
ANGELICA CORP /NEW/
filed 2007-09-06
CIK 6571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended	Commission File
July 28, 2007	Number 1-5674

ANGELICA CORPORATION
(Exact name of registrant as specified in its charter)

MISSOURI	43-0905260
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

424 South Woods Mill Road
CHESTERFIELD, MISSOURI	63017
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of registrant's Common Stock, par value $1.00 per share, at August 31, 2007 was 9,586,941 shares.

ANGELICA CORPORATION AND SUBSIDIARIES

JULY 28, 2007 FORM 10-Q QUARTERLY REPORT

Page Number
Reference

Part I.   Financial Information:

Item 1. Condensed Financial Statements:

Condensed Consolidated Statements of Income - Second Quarter and
First Half Ended July 28, 2007 and July 29, 2006 (Unaudited)	2

Condensed Consolidated Balance Sheets – July 28, 2007
and January 27, 2007 (Unaudited)	3

Condensed Consolidated Statements of Cash Flows – First Half
Ended July 28, 2007 and July 29, 2006 (Unaudited)	4

Notes to Unaudited Condensed Consolidated Financial Statements	5-14

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations	15-21

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	22

Item 4. Controls and Procedures	22-23

Part II. Other Information:

Item 6. Exhibits	24

Signatures	25

Exhibit Index	26

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands, except per share amounts)

	Second Quarter Ended		First Half Ended

	July 28, 2007	July 29, 2006	July 28, 2007	July 29, 2006

Revenues	$107,576	$105,286	$215,353	$212,292
Cost of services	(93,617)	(90,161)	(187,113)	(182,426)
Gross profit	13,959	15,125	28,240	29,866
Selling, general and administrative expenses	(13,712)	(13,433)	(27,110)	(27,845)
Amortization of other acquired assets	(1,063)	(1,080)	(2,126)	(2,160)
Other operating (loss) income, net	(29)	(54)	169	497
(Loss) income from operations	(845)	558	(827)	358
Interest expense	(2,294)	(2,349)	(4,630)	(4,569)
Non-operating income, net	171	438	433	382
Loss before income taxes	(2,968)	(1,353)	(5,024)	(3,829)
Income tax benefit	1,521	638	2,436	1,615
Net loss	(1,447)	(715)	(2,588)	(2,214)

Basic loss per share	$(0.16)	$(0.08)	$(0.28)	$(0.24)

Diluted loss per share	$(0.16)	$(0.08)	$(0.28)	$(0.24)

The accompanying notes are an integral part of the consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)

	July 28,	January 27,
	2007	2007
ASSETS
Current Assets:
Cash	$1,118	$6,254
Receivables, less reserves of $1,324 and $848	61,157	56,874
Linens in service	50,761	50,902
Prepaid expenses and other current assets	2,816	4,019
Total Current Assets	115,852	118,049

Property and Equipment	204,041	203,236
Less -- accumulated depreciation	109,164	106,780
Total Property and Equipment	94,877	96,456

Other:
Goodwill	49,259	49,259
Other acquired assets	36,000	38,108
Cash surrender value of life insurance	10,041	9,664
Deferred income taxes	20,727	19,035
Miscellaneous	5,635	5,734
Total Other Assets	121,662	121,800
Total Assets	$332,391	$336,305

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$1	$96
Life insurance policy loans	8,332	8,298
Accounts payable	28,353	32,867
Accrued wages and other compensation	7,360	8,961
Deferred compensation and pension liabilities	1,704	1,693
Deferred income taxes	5,235	4,961
Other accrued liabilities	30,877	29,392
Total Current Liabilities	81,862	86,268

Long-Term Debt, less current maturities	90,300	85,300
Other Long-Term Liabilities	14,662	17,191

Shareholders' Equity:
Common Stock, $1 par value, authorized 20,000,000
shares, issued: 9,567,188 and 9,518,688 shares	9,567	9,519
Capital surplus	8,542	7,174
Retained earnings	135,610	140,277
Accumulated other comprehensive loss	(3,652)	(4,839)
Common Stock in treasury, at cost: 291,197 and 296,419 shares	(4,500)	(4,585)
Total Shareholders' Equity	145,567	147,546
Total Liabilities and Shareholders' Equity	$332,391	$336,305

The accompanying notes are an integral part of the consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)

	First Half Ended

	July 28, 2007	July 29, 2006

Cash Flows from Operating Activities:
Net loss	$(2,588)	$(2,214)
Non-cash items included in net loss:
Depreciation	7,191	7,457
Amortization	2,868	2,753
Deferred income taxes	(2,286)	(1,615)
Cash surrender value of life insurance	(559)	(766)
Gain on disposal of assets	(10)	(534)
Change in working capital components of continuing
operations	(6,599)	(2,513)
Other, net	(895)	(42)
Net cash (used in) provided by operating activities of
continuing operations	(2,878)	2,526

Cash Flows from Investing Activities:
Expenditures for property and equipment, net	(5,945)	(4,002)
Disposals of assets	72	2,271
Life insurance premiums paid, net of death benefits received	(185)	341
Net cash used in investing activities of
continuing operations	(6,058)	(1,390)

Cash Flows from Financing Activities:
Repayments of long-term debt	(58,595)	(52,068)
Borrowings of long-term debt	63,500	53,400
Repayments of life insurance policy loans	(8,298)	-
Borrowings from life insurance policy loans	8,514	1,101
Dividends paid	(2,079)	(2,071)
Exercise of stock options	770	236
Net cash provided by financing activities of
continuing operations	3,812	598

Cash Flows from Discontinued Operations:
Operating cash flows	(12)	(323)

Net (decrease) increase in cash	(5,136)	1,411
Balance at beginning of year	6,254	4,377
Balance at end of period	$1,118	$5,788

Supplemental cash flow information:
Purchases of property and equipment included in
accounts payable	$190	$-
Life insurance death benefit proceeds used to repay life
insurance policy loans	$-	$306

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SECOND QUARTER AND FIRST HALF ENDED
JULY 28, 2007 AND JULY 29, 2006

NOTE 1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited, and these consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2007 (fiscal 2006). It is management’s opinion that all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results during the interim period have been included. All significant intercompany accounts and transactions have been eliminated. The results of operations for the second quarter and first half ended July 28, 2007 and cash flows for the first half ended July 28, 2007 are not necessarily indicative of the results that will be achieved for the full fiscal year 2007. Cash flows related to operations that were discontinued prior to fiscal year 2006 are segregated for reporting purposes in the Statement of Cash Flows.

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

The Company estimates the fair value of its option awards on the date of grant using the Black-Scholes option pricing model. No options were granted in the second quarter or first half ended July 28, 2007 or July 29, 2006. A summary of the status of the Company’s stock option plans as of July 28, 2007, and changes for the first half then ended is presented in the table below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 28, 2007	581,850	$21.49	6.4	$3,496,000
Granted	-	-
Exercised	(48,500)	15.90
Forfeited	(3,500)	32.88
Expired	-	-
Options outstanding at July 28, 2007	529,850	$21.92	6.0	$1,465,000

Options exercisable at July 28, 2007	473,600	$21.74	5.6	$1,456,000

The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant. Restricted stock activity for the first half ended July 28, 2007 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 28, 2007	296,269	$19.70
Granted	79,157	26.67
Vested	(5,671)	21.96
Forfeited	(53,452)	21.53
Nonvested at July 28, 2007	316,303	$21.09

Total compensation expense for all stock option and stock bonus plans during the second quarter and first half ended July 28, 2007 was $230,000 and $486,000, respectively (net of $121,000 and $256,000 related income tax benefit). During the second quarter and first half ended July 29, 2006, the Company recognized expense of $170,000 and $370,000 for stock option and stock bonus plans, respectively (net of $105,000 and $228,000 related income tax benefit). The total compensation cost related to nonvested stock options and awards not yet recognized is currently expected to be a combined total of approximately $3,672,000. This cost is expected to be recognized over a weighted average period of 4.1 years.

NOTE 3.  NON-OPERATING INCOME, NET

In the first half of fiscal 2007, the Company recorded non-operating income of $433,000 which consisted primarily of interest income earned on invested cash balances and notes receivable.

In the first half of fiscal 2006, the Company recorded non-operating income of $382,000 which included a $281,000 loss related to a natural gas derivative (see Note 9) offset by interest income and a gain of $184,000 from the death benefit of a Company-owned life insurance policy.

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

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in its tax provision. Due to its net operating loss and tax credit carryforward position, the Company recognized no penalties or interest during the first half ended July 28, 2007 or July 29, 2006, and had no interest or penalties accrued as of July 28, 2007 or January 27, 2007.

The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within the next 12 months. The Company has certain tax return years subject to statutes of limitation which are anticipated to close within 12 months. Unless challenged by tax authorities, the closure of those statutes of limitation is expected to result in the recognition of uncertain tax positions in the amount of $2,217,000.

The Company is subject to taxation in the United States, and its tax years for 2003 through 2006 are subject to examination by the tax authorities. With few exceptions, the Company is no longer subject to U.S. federal, state or local examinations by tax authorities for years before 2003.

The Company recorded a tax benefit of $2,436,000 for the first half ended July 28, 2007. This benefit consisted of $1,731,000 based upon the Company’s estimated effective tax rate of 34.3% for the year and $271,000 from federal and state tax credits. Further, during the second quarter, the Company favorably settled an audit related to one of its former foreign subsidiaries, Angelica International, Ltd., with Revenue Canada. As a result, the Company recognized an associated benefit of $434,000 in the second quarter. The effective tax rate for the first half ended July 28, 2007, reflects the statutory tax rate adjusted for permanent items and state tax benefits, as applicable.

The Company has a federal net operating loss carryover of $36,551,000 which will expire beginning in 2025; $3,554,000 of federal tax credit carryovers which expire at various dates beginning in 2021 or have no expiration date; $8,897,000 of state tax credit carryovers which expire at various dates beginning in 2012 or have no expiration date; and various other charitable contribution carryovers, tax credits and state net operating loss carryovers.

NOTE 5.  EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of Common and Common equivalent shares outstanding.

The following table reconciles weighted average shares outstanding to amounts used to calculate basic and diluted earnings (loss) per share for the second quarter and first half ended July 28, 2007 and July 29, 2006 (shares in thousands):

	Second Quarter Ended		First Half Ended
	July 28,	July 29,	July 28,	July 29,
	2007	2006	2007	2006
Weighted Average Shares:
Average shares outstanding	9,274	9,182	9,256	9,173
Effect of dilutive securities	-	-	-	-
Average shares outstanding,
adjusted for dilutive effects	9,274	9,182	9,256	9,173

Potentially dilutive securities of 57,000 and 73,000 shares were not included in the calculation of weighted average shares outstanding for the second quarter and first half ended July 28, 2007 as their effect is antidilutive on loss per share for these periods. Potentially dilutive securities of 34,000 and 41,000 shares were not included in the calculation of weighted average shares outstanding for the second quarter and first half ended July 29, 2006, as their effect is antidilutive on loss per share for those periods.

NOTE 6.  GOODWILL AND OTHER ACQUIRED ASSETS

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” the Company performed its annual goodwill impairment test at the end of the third quarter of fiscal 2006 which resulted in no indication of impairment.

Other acquired assets consisted of the following (dollars in thousands):

	July 28, 2007			January 27, 2007
	Gross		Other	Gross		Other
	Carrying	Accumulated	Acquired	Carrying	Accumulated	Acquired
	Amount	Amortization	Assets, net	Amount	Amortization	Assets, net

Customer contracts	$41,831	$(12,416)	$29,415	$41,813	$(10,984)	$30,829
Non-compete covenants	11,089	(4,504)	6,585	11,089	(3,810)	7,279

Other acquired assets	$52,920	$(16,920)	$36,000	$52,902	$(14,794)	$38,108

Aggregate amortization expense for the first half ended July 28, 2007 and July 29, 2006 amounted to $2,126,000 and $2,160,000, respectively. Other acquired assets are scheduled to be fully amortized by fiscal year 2021 with corresponding annual amortization expense estimated for each of the next five fiscal years as follows (dollars in thousands):

2007	$4,179
2008	3,826
2009	3,514
2010	3,051
2011	3,041

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

As of July 28, 2007, there was $90,300,000 of outstanding debt under the credit facility, secured by a first lien on all equipment, inventory, and accounts receivable, and certain real estate. Of this amount, $88,500,000 bore interest at rates ranging from 5.32% to 5.40% under LIBOR contracts, plus a margin (2.00% as of July 28, 2007), and $1,800,000 bore interest at 8.25%, the Prime Rate, as of July 28, 2007. Furthermore, the Company had $13,401,000 outstanding in irrevocable letters of credit as of July 28, 2007, which reduced the amount available to borrow under the line of credit to $2,969,000 as of the end of the second quarter. As of July 28, 2007, the fee on the outstanding letters of credit and unused funds was 2.0% and 0.25%, respectively.

The Company is subject to certain financial covenants under its loan agreement. One of these covenants requires that the Company maintain a minimum consolidated net worth of $120,920,000 plus an aggregate amount equal to 50% of quarterly net income beginning with the fourth quarter of fiscal 2005 (with no reduction for net losses), and an asset coverage ratio of no less than 1 to 1. Other covenants require the Company to maintain a minimum ratio of “EBITDA” to “Fixed Charges” of no less than 1.15 to 1, and a maximum ratio of “Funded Indebtedness” to “EBITDA” of no more than 3.5 to 1. The Company was in compliance with these loan covenants as of July 28, 2007.

As of July 28, 2007, there was $30,867,000 of life insurance policy loans outstanding. The loans bore interest at a fixed rate of 8.0% or variable rates ranging from 5.7% to 6.3%. The proceeds upon surrender of the policies will be reduced by the amount of any loans outstanding, unless repaid by the Company prior to that time. Of the total amount outstanding at July 28, 2007, approximately $8,332,000 is considered a current liability and is presented as such in the Condensed Consolidated Balance Sheet. The remainder is netted against cash surrender value of life insurance in the Condensed Consolidated Balance Sheet as of July 28, 2007.

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

The net periodic pension expense recognized in the second quarter and first half ended July 28, 2007 and July 29, 2006 was as follows:
	Second Quarter Ended		First Half Ended
	July 28,	July 29,	July 28,	July 29,
(Dollars in thousands)	2007	2006	2007	2006
Pension expense:
Service cost	$86	$113	$172	$226
Interest cost	331	312	662	624
Expected return on plan assets	(333)	(322)	(666)	(644)
Unrecognized loss	17	17	34	34
Net periodic pension expense	$101	$120	$202	$240

NOTE 9.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company entered into an interest rate swap agreement with one of its lenders effective September 9, 2002. The swap agreement fixed the variable portion of the interest rate (excluding a margin) at 3.58% on $10,000,000 of the outstanding debt under the Company’s revolving credit facility until the swap’s termination on May 30, 2007. The Company elected to apply cash flow hedge accounting for the interest rate swap agreement in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, the derivative was recorded as an asset or liability at its fair value and the effective portion of changes in the fair value of the derivative, as measured quarterly, was reported in accumulated other comprehensive income. The loss on the derivative included in accumulated other comprehensive loss in the second quarter ended July 28, 2007 and July 29, 2006 amounted to $15,000 and $9,000, respectively, net of tax; and $41,000 and $2,000 for the first half ended July 28, 2007 and July 29, 2006, respectively, net of tax. The Company has recorded a current asset of $67,000 for the fair value of the derivative as of January 27, 2007.

Since October 2005, the Company has entered into natural gas futures contracts to fix the price for a portion of its future purchases of natural gas and reduce its exposure to volatility in the cost of natural gas consumed by its service centers due to fluctuations in the price on the New York Mercantile Exchange (NYMEX). For fiscal years 2007, 2008 and 2009, these futures contracts are expected to hedge approximately 70%, 58% and 33%, respectively, of the Company’s total requirements for natural gas (measured at current usage rates). As of July 28, 2007, the weighted-average cost of natural gas under these contracts is $9.04 per decatherm. The Company has elected to apply cash flow hedge accounting for these derivatives in accordance with SFAS No. 133. Accordingly, the net (loss) gain on the derivatives included in other comprehensive income (loss) for the second quarter and first half ended July 28, 2007, amounted to $(383,000) and $1,228,000, respectively, net of tax, and $(566,000) and $(902,000), respectively, net of tax, for the second quarter and first half ended July 29, 2006, respectively. Prior to the second quarter of fiscal 2006, a portion of the Company’s natural gas derivatives were not considered a cash flow hedge for accounting purposes. The change in fair value for these derivatives was included in non-operating income for the first half ended July 29, 2006, and amounted to a loss of $281,000. The Company has recorded a current liability of $2,282,000 and $2,863,000 as of July 28, 2007 and January 27, 2007, respectively, and a long-term liability of $426,000 and $1,968,000 as of July 28, 2007 and January 27, 2007, respectively, for the fair value of the derivatives. The Company estimates that $2,282,000 of unrealized losses included in accumulated other comprehensive loss before taxes as of July 28, 2007 will be reclassified to cost of services within the next 12 months as natural gas is purchased for consumption in the service centers.

In addition to the futures contracts, the Company has existing contracts as of July 28, 2007 for the physical delivery of natural gas that fix the NYMEX cost of gas for approximately 4% of its estimated natural gas purchase requirements in the next 12 months, and that fix the basis cost of gas for approximately 83% of its estimated natural gas purchase requirements in the next 12 months. Although these contracts are considered derivative instruments, they meet the normal purchases exclusion contained in SFAS No. 133, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” and are therefore exempted from the related accounting requirements.

NOTE 10.  COMPREHENSIVE LOSS

Comprehensive loss, consisting primarily of net loss and changes in the fair value of derivatives (see Note 9), net of taxes, totaled $1,845,000 and $1,290,000 for the second quarter ended July 28, 2007 and July 29, 2006, respectively; and $1,401,000 and $3,118,000 for the first half ended July 28, 2007 and July 29, 2006, respectively.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

Prior to its sale of the Life Uniform retail business segment to Healthcare Uniform Company, Inc. in fiscal 2004, the Company was a guarantor under certain Life Uniform store lease agreements. These guarantees obligated the Company to make all payments due under the leases until their expiration in the event of default of Life Uniform. In connection with the sale of Life Uniform, the Company requested consents, as required, from landlords to assign the store leases to Healthcare Uniform Company. As a condition to such consents, certain landlords required that the Company continue as a guarantor of the leases. Under the Company’s agreement with Healthcare Uniform Company, these guarantees will only extend until the end of each lease’s then current term. As of July 28, 2007, the Company is secondarily obligated as a guarantor for 43 store lease agreements and the estimated maximum potential amount of future payments the Company could be required to make under these guarantees is $6,830,000. Although these guarantees expire at various dates through fiscal year 2014, approximately 70% of the estimated maximum potential future payments expire by the end of fiscal year 2009. Also in connection with the sale of Life Uniform the Company received an unsecured junior subordinated promissory note for approximately $4,000,000 of the purchase price of its former retail business. The payment of this note is subordinated to the bank indebtedness which Healthcare Uniform Company incurred in connection with its acquisition of Life Uniform. The Company is currently carrying the note on its balance sheet at $3,668,000, which reflects a discount of $1,000,000 made on the note at the time of the sale accreted through July 28, 2007.

The Company has provided certain indemnities to the buyer in connection with the sale of Life Uniform. Although indemnification claims are generally subject to an aggregate limit of $6,000,000, the Company believes the likelihood of making any payments for indemnification claims is remote and has reserved accordingly.

In connection with the March 2005 acquisition of Royal Institutional Services, Inc. and its affiliate, The Surgi-Pack Corporation, a portion of the purchase price was placed into escrow, with payment to the sellers contingent upon the occurrence of certain events as specified in the purchase agreement. As of July 28, 2007, $1,000,000 remained in escrow due the sellers in March 2015 upon compliance with the restrictive covenants.

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

The Company faces a possible exposure to outstanding workers’ compensation claims incurred prior to fiscal 1999 that were sold to a former insurance carrier, in addition to exposure for deposits with that carrier for claims incurred in fiscal years 1999, 2000 and 2001 that have not yet been resolved and for claims in excess of the deductible for fiscal years 1999, 2000, 2001 and 2002. This carrier is experiencing financial difficulties and may be unable to fulfill its obligation to pay these claims, which could have a material unfavorable impact on the Company’s results of operations and financial condition if it is forced to assume these liabilities. The Company estimates its possible exposure from these outstanding claims and deposits to be approximately $834,000 as of July 28, 2007.

A significant portion of the Company’s revenues is derived from operations in a limited number of markets. Revenues generated from operations in California and Arizona accounted for approximately 39% of revenues for the first half ended July 28, 2007. The Company also faces some significant risk and uncertainty to its business operations related to the status of labor relations at its service centers. Approximately 75% of the Company’s workforce is represented by one of several unions. Collective bargaining agreements covering drivers associated with four service centers will expire in fiscal 2007. A collective bargaining agreement covering previously unorganized drivers at the Company’s Las Vegas, Nevada depot is in the process of being negotiated. Collectively, these new and renewal agreements apply to approximately 1% of the Company’s total workforce. Any work interruptions or stoppages that may result from the inability to reach ratified agreements at any, some or all of these locations could have a material adverse impact on the Company’s results of operations and financial condition.

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

NOTE 13.  SUBSEQUENT EVENT

Subsequent to the end of its second quarter, the Company made the decision to sell or close its Edison, New Jersey service center. The service center had been underperforming for some time and failed to make the progress management expected in the second quarter of fiscal 2007. While the Company expects to sell or close this facility before the end of fiscal 2007, the exact timing has not been finalized, as the Company intends to fulfill its existing customer commitments, work to find other providers for customers no longer in its market area, and seek to accommodate as many employees as possible at its other locations, if the facility closes versus sells. Management is still evaluating which assets will be sold versus transferred to other facilities and has not yet determined whether any significant charges related to the sale or closure of this service center will be incurred.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SECOND QUARTER AND FIRST HALF ENDED JULY 28, 2007
COMPARED WITH
SECOND QUARTER AND FIRST HALF ENDED JULY 29, 2006

General

Angelica Corporation is a leading provider of outsourced linen management services to the healthcare industry in the United States. We offer comprehensive linen management services to the U.S. healthcare industry, including hospitals, long-term care facilities, surgery centers, medical clinics, and other medical providers. Among the items that we clean and provide, on either a rental or customer-owned basis, are bed linens, towels, gowns, scrubs, surgical linens and surgical packs, as well as mops, mats and other dust control products. To a more limited extent, we also provide linen management services to customers in the hospitality business. Currently, we operate 29 laundry service centers and serve customers in 25 states.

Results of Operations

Second Quarter Ended July 28, 2007 Compared to Second Quarter Ended July 29, 2006

Second quarter fiscal 2007 revenues were $107.6 million, an increase of $2.3 million, or 2.2%, compared with the same period in fiscal 2006. Organic growth contributed $2.5 million of the increase, representing an organic growth rate of 2.4%. The current year organic growth rate included an approximate 4.6% improvement in pricing, partially offset by a volume decline primarily related to a large customer contract that was not renewed. The organic growth was partially offset by a net reduction in revenues of $0.2 million related to acquisitions and divestitures, primarily due to the sale of non-healthcare customer accounts in fiscal 2006. Total healthcare revenues increased 3.3% compared with the same period in fiscal 2006.

Cost of services of $93.6 million in the second quarter of fiscal 2007 increased $3.4 million, or 3.8%, from the same period last year. The principal factors for this increase were continued operational difficulties at our Edison, New Jersey facility, which negatively impacted the operations in the New York City/New Jersey area, as well as increased linen costs. For the service centers in the New York City/New Jersey area, total production and delivery expenses increased $2.5 million to 85.7% of revenues in the second quarter of fiscal 2007 from 69.5% of revenues in the second quarter of fiscal 2006 due to equipment failures and management turnover. The $1.0 million favorable variance in these costs for all other service centers (excluding the service centers in the New York City/New Jersey area) was a result of increased operating efficiencies and lower operating volumes. In addition, total company linen amortization increased $2.1 million as a result of increased linen purchases in fiscal 2006 to satisfy our 100% fill initiative and higher quality linen and our first quarter fiscal 2006 accounting policy change to increase the useful life of linens.

Gross margin was 13.0% in the second quarter of fiscal 2007, a decrease from 13.3% reported in the first quarter of fiscal 2007 and 14.4% reported in the same period a year ago for the reasons noted above. Gross profit from the service centers in the New York City/New Jersey area declined $1.9 million in the second quarter of fiscal 2007 from the same period in fiscal 2006 due to the factors mentioned above. In the balance of the country, gross profit increased $0.8 million year over year.

In the second quarter fiscal 2007, selling, general and administrative (SG&A) expenses increased by $0.3 million from second quarter fiscal 2006 to $13.7 million, or 12.7% of revenues, compared to 12.8% of revenues a year ago. The increase in SG&A expenses resulted from $0.5 million of additional retirement benefit accruals and severance costs related to recent staffing reductions; $0.4 million in increased health insurance costs; $0.4 million related to the settlement of civil litigation filed on behalf of former employees at our Long Beach, California facility which was sold in December 2005, including dismissal of multiple workers compensation claims that were filed on behalf of the same individuals; and $0.2 million related to the settlement of a federal contract audit and related professional fees. These increases were partially offset by the absence of prior year expenses of $1.3 million associated with our operations process improvement implementation, the Board of Directors’ Special Committee, and professional fees related to union contract negotiations, litigation and financial consulting projects. Annualized salaries and benefits totaling approximately $1.3 million were eliminated in the second quarter of fiscal 2007 as part of a cost savings initiative.

Interest expense of $2.3 million in second quarter fiscal 2007 was a slight decrease from the same period a year ago. The decrease resulted from lower interest rates, which decreased from an average 7.4% per annum in the second quarter fiscal 2006 to an average 7.0% per annum in the second quarter fiscal 2007.

We recorded $0.2 million non-operating income in the second quarter of fiscal 2007, consisting primarily of interest income. During the second quarter of fiscal 2006, we recorded $0.4 million non-operating income, which included interest income and a $0.2 million gain from the death benefit of a Company-owned life insurance policy.

For the second quarter of fiscal 2007, we recorded a tax benefit of $1.5 million compared to $0.6 million in the second quarter of fiscal 2006. The higher income tax benefit in the current year quarter resulted from the increase in pretax loss for the second quarter of fiscal 2007 as compared to the second quarter of fiscal 2006, as well as the favorable settlement of an audit with Revenue Canada related to our former foreign subsidiary, Angelica International, Ltd., during the second quarter of fiscal 2007.

We reported a net loss of $1.4 million in the second quarter of fiscal 2007 compared with a net loss of $0.7 million in the prior year quarter. The variance resulted primarily from the operational difficulties at our Edison facility discussed above.

First Half Ended July 28, 2007 Compared to First Half Ended July 29, 2006

Revenues for the first half of fiscal 2007 of $215.4 million represented an increase of 1.4%, or $3.1 million, from $212.3 million in the first half of fiscal 2006. Organic growth contributed $3.6 million of the increase, representing an organic growth rate of 1.7%. The current year organic growth rate resulted from an approximate 4.4% improvement in pricing, partially offset by a volume decline primarily related to a large customer contract that was not renewed. The organic growth was partially offset by a net reduction in revenues of $0.5 million related to acquisitions and divestitures, primarily due to the sale of non-healthcare customer accounts in fiscal 2006. Total healthcare revenues increased 2.6% compared with the same period in fiscal 2006.

In the first half of fiscal 2007, cost of services increased from the same period in fiscal 2006 by $4.7 million, or 2.6%, to $187.1 million. The principal factors for this increase were the operating difficulties at Edison and increased linen costs as discussed in the preceding section. Total company production and delivery expenses increased $1.7 million in the first half of fiscal 2007 from the first half of fiscal 2006; however, the same costs for the service centers in the New York City/New Jersey area increased $4.9 million to 85.5% of revenues as compared to 69.1% of revenues in the same period a year ago. The $3.2 million favorable variance in these costs for all other service centers (excluding the service centers in the New York City/New Jersey area) was a result of increased operating efficiencies and lower operating volumes. In addition, total company linen amortization increased $3.2 million as a result of increased linen purchases in fiscal 2006 to satisfy our 100% fill initiative and higher quality linen and our first quarter fiscal 2006 accounting policy change to increase the useful life of linens.

Gross margin was 13.1% in the first half of fiscal 2007, a decrease from 14.1% reported in the same period a year ago for the reasons noted above. Gross profit from the service centers in the New York City/New Jersey area declined $3.8 million in the first half of fiscal 2007 from the same period in fiscal 2006 due to the factors mentioned above. In the balance of the country, gross profit increased $2.2 million year over year.

For the first half of fiscal 2007, SG&A expenses decreased $0.7 million to 12.6% of revenues from 13.1% of revenues in the same period a year ago. The decrease resulted from the absence of prior year expenses of $2.2 million associated with our operations process improvement implementation, the Board of Directors’ Special Committee, and professional fees related to union contract negotiations, litigation and financial consulting projects, as well as $0.5 million in lower incentive compensation accruals year over year. These decreases were partially offset by current year increases of $0.6 million related to the settlement of a federal contract audit and legal fees for this settlement and other employee matters, $0.5 million related to higher health insurance costs, $0.5 million related to additional retirement benefit accruals and severance costs due to staffing reductions, and $0.4 million related to the settlement of civil litigation filed on behalf of former employees at our Long Beach, California facility which was sold in December 2005, including dismissal of multiple workers compensation claims that were filed on behalf of the same individuals.

In the first half of fiscal 2007, we reported other operating income of $0.2 million consisting primarily of insurance proceeds from a property insurance claim. Other operating income of $0.5 million in the first half of fiscal 2006 reflected gains from the sale of two parcels of real estate.

Interest expense for the first half of fiscal 2007 increased slightly from fiscal 2006 to $4.6 million, a result of higher average borrowings.

We recorded $0.4 million non-operating income in the first half of fiscal 2007, which consisted primarily of interest income. During the first half of fiscal 2006, we recorded $0.4 million non-operating income which included interest income and a $0.2 million gain from the death benefit of a Company-owned life insurance policy, partially offset by a $0.3 million loss related to a natural gas derivative.

For the first half of fiscal 2007, we recorded a tax benefit of $2.4 million compared to $1.6 million in the first half of fiscal 2006. The higher income tax benefit in the current year resulted from the increase in pretax loss and the favorable settlement of an audit with Revenue Canada related to our former foreign subsidiary, Angelica International, Ltd.

We reported a net loss of $2.6 million in the first half of fiscal 2007 compared with a net loss of $2.2 million in the same period a year ago. The variance resulted primarily from the operational difficulties at our Edison facility discussed above, offset partially by the decrease in selling, general and administrative expenses discussed above.

Financial Condition

As of July 28, 2007, working capital totaled $34.0 million and the current ratio (i.e., the ratio of current assets to current liabilities) was 1.4 to 1, compared with $31.8 million and 1.4 to 1, respectively, at January 27, 2007. The increase in working capital is primarily due to a higher balance in accounts receivable and a lower balance in accounts payable as discussed below.

Accounts receivable increased by $4.3 million in the first half of fiscal 2007, primarily due to increased revenues, the transition of centralizing our cash applications and collections process, and the conversion to a lockbox collection system. Prepaid expenses and other current assets decreased $1.2 million in the first half due to the collection of a miscellaneous receivable and the normal amortization of prepaid items.

Accounts payable decreased by $4.5 million due to the timing of invoice payments near the quarter end. Accrued wages and other compensation decreased $1.6 million from January 27, 2007, primarily due to incentive compensation that was accrued at year end and paid out in the first half of fiscal 2007. Other accrued liabilities increased $1.5 million primarily due to higher accrued interest balances. Long-term debt of $90.3 million as of July 28, 2007 was $5.0 million greater than at January 27, 2007, reflecting additional borrowings from our credit facility to fund the higher working capital balance discussed above. The $2.5 million decrease in other long-term liabilities resulted from a decrease in the liability related to our natural gas hedges and first half contributions to our defined benefit pension plan. Our ratio of total debt to total capitalization as of July 28, 2007 was 38.3% compared to 36.7% as of January 27, 2007. Book value per share at the end of the second quarter of fiscal 2007 was $15.69, a decline from $16.00 as of January 27, 2007.

Liquidity and Capital Resources

Cash flows from operating activities of continuing operations decreased $5.4 million for the first half ended July 28, 2007 compared with the same period a year ago. The current year decline resulted primarily from the increase in working capital and pension plan contributions discussed above.

Cash flows from investing activities for the first half ended July 28, 2007 included capital expenditures of $5.9 million. Cash flows from investing activities for the first half ended July 29, 2006 included capital expenditures of $4.0 million, net proceeds of $2.3 million from the disposal of assets, and $0.5 million from the death benefit of a Company-owned life insurance policy, the gain on which was recognized in the fourth quarter of fiscal 2005. We expect capital expenditures to be approximately $15.0 million for fiscal 2007.

Cash provided by financing activities was $3.8 million in the first half of fiscal 2007 reflecting additional borrowings of $4.9 million under our loan agreement and $0.2 million from life insurance policy loans, partially offset by dividend payments of $2.1 million. In the first half of fiscal 2006, cash provided by financing activities of $0.6 million reflected additional borrowings of $1.4 million under our loan agreement and $1.1 million from life insurance policy loans, offset by dividend payments of $2.1 million. In addition, proceeds from stock option exercises increased to $0.8 million in the first half of fiscal 2007 from $0.2 million in the same period a year ago.

As of July 28, 2007, there was $90.3 million of debt outstanding under our credit facility. Of this amount, $88.5 million bore interest at rates ranging from 5.32% to 5.40% under LIBOR contracts, plus a margin (2.00% at July 28, 2007), and $1.8 million bore interest at 8.25%, the Prime Rate, as of July 28, 2007.

In addition to amounts due under our loan agreement, at the end of the second quarter fiscal 2007 there were $30.9 million of life insurance policy loans outstanding. The proceeds of these loans, bearing interest at a fixed rate of 8.0% or variable rates ranging from 5.7% to 6.3%, were used to pay down our revolving line of credit in fiscal 2005 and 2006. On July 28, 2007, we also had $13.4 million in irrevocable letters of credit outstanding, which reduced the amount available to borrow under the loan agreement to $3.0 million.

We are subject to certain financial covenants under our loan agreement. One of the covenants requires us to maintain a minimum consolidated net worth of $120.9 million plus an aggregate amount equal to 50% of quarterly net income beginning with the fourth quarter of fiscal 2005 (with no reductions for net losses), and an asset coverage ratio of no less than 1 to 1. We are also required to maintain a minimum ratio of “EBITDA” to “Fixed Charges” of no less than 1.15 to 1, and a maximum ratio of “Funded Indebtedness” to “EBITDA” of no more than 3.5 to 1. We were in compliance with these loan covenants as of July 28, 2007.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to commodity price risk related to the use of natural gas in its laundry service centers. The total cost of natural gas in the second quarter and first half ended July 28, 2007 was approximately $6.2 million and $13.1 million, respectively. To reduce the uncertainty of fluctuating energy prices, the Company has entered into fixed-price contracts as of July 28, 2007 for approximately 70% of its estimated natural gas purchase requirements in the next 12 months. A hypothetical 10% increase in the cost of natural gas not covered by these contracts would result in a reduction of approximately $0.7 million in annual pretax earnings.

The Company is also exposed to commodity price risk resulting from the consumption of gasoline and diesel fuel for delivery trucks. The total cost of delivery fuel in the second quarter and first half ended July 28, 2007 was approximately $2.3 million and $4.4 million, respectively. A hypothetical 10% increase in the cost of delivery fuel would result in a decrease of approximately $0.9 million in annual pretax earnings.

The Company’s exposure to interest rate risk relates primarily to its variable-rate revolving debt agreement and life insurance policy loans. As of July 28, 2007, there was $90.3 million of outstanding debt under the credit facility that bore interest at a rate equal to either (i) LIBOR plus a margin, or (ii) a Base Rate, defined as the higher of (a) the Federal Funds Rate plus .50% or (b) the Prime Rate. The margin is based on the Company’s ratio of “Funded Indebtedness” to “EBITDA,” as each is defined in the loan agreement. As of July 28, 2007, the margin was 2.00%. Of the $30.9 million in life insurance policy loans outstanding as of July 28, 2007, a total of $25.1 million of these loans bore interest at variable rates ranging from 5.7% to 6.3%. A hypothetical increase of 100 basis points in short-term interest rates applicable to the outstanding variable-rate debt would result in a reduction of approximately $1.2 million in annual pretax earnings.

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

PART II.  OTHER INFORMATION
Item 6.  Exhibits

(a)	See Exhibit Index on page 26.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Angelica Corporation
(Registrant)

Date:  September 6, 2007                                            /s/ Stephen M. O’Hara
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

10.1	Letter agreements dated May 23, 2007 relating to cash compensation for retainer and other director compensation for Steel directors.*

31.1	Section 302 Certification of Chief Executive Officer.*

31.2         Section 302 Certification of Chief Financial Officer.*

32.1         Section 906 Certification of Chief Executive Officer.*

32.2         Section 906 Certification of Chief Financial Officer.*