Form 10-Q
period 2007-10-27
ANGELICA CORP /NEW/
filed 2007-12-06
CIK 6571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended	Commission File
October 27, 2007	Number 1-5674

ANGELICA CORPORATION
(Exact name of registrant as specified in its charter)

MISSOURI	43-0905260
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

424 South Woods Mill Road
CHESTERFIELD, MISSOURI	63017
(Address of principal executive offices)	(Zip Code)

(314) 854-3800
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X    No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ___  Accelerated filer  _X_  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ___  No _X_

The number of shares outstanding of registrant's Common Stock, par value $1.00 per share, at November 30, 2007 was 9,770,291 shares.

ANGELICA CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

OCTOBER 27, 2007 FORM 10-Q QUARTERLY REPORT

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands, except per share amounts)

	Third Quarter Ended		Nine Months Ended

	October 27, 2007	October 28, 2006	October 27, 2007	October 28, 2006

Revenues	$108,814	$107,768	$324,167	$320,060
Cost of services	(92,539)	(90,467)	(279,652)	(272,893)
Gross profit	16,275	17,301	44,515	47,167
Selling, general and administrative expenses	(10,834)	(13,392)	(37,944)	(41,237)
Amortization of other acquired assets	(1,045)	(1,061)	(3,171)	(3,221)
Other operating income, net	412	2,415	581	2,912
Income from operations	4,808	5,263	3,981	5,621
Interest expense	(2,439)	(2,486)	(7,069)	(7,055)
Non-operating income, net	536	185	969	567
Income (loss) before income taxes	2,905	2,962	(2,119)	(867)
Income tax benefit (provision)	1,721	(387)	4,157	1,228
Net income	$4,626	$2,575	$2,038	$361

Basic income per share	$0.50	$0.28	$0.22	$0.04

Diluted income per share	$0.50	$0.28	$0.22	$0.04

The accompanying notes are an integral part of the consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)

	October 27,	January 27,
	2007	2007
ASSETS
Current Assets:
Cash	$602	$6,254
Receivables, less reserves of $1,626 and $848	67,562	56,874
Linen inventory	52,100	50,902
Assets held for sale	4,360	4,491
Prepaid expenses and other current assets	4,286	4,019
Total Current Assets	128,910	122,540

Property and Equipment	202,183	196,423
Less -- accumulated depreciation	110,024	104,458
Total Property and Equipment	92,159	91,965

Other:
Goodwill	49,259	49,259
Other acquired assets	34,955	38,108
Cash surrender value of life insurance	1,957	9,664
Deferred income taxes	20,080	19,035
Miscellaneous	6,046	5,734
Total Other Assets	112,297	121,800
Total Assets	$333,366	$336,305

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$-	$96
Life insurance policy loans	-	8,298
Accounts payable	30,046	32,867
Accrued wages and other compensation	7,606	8,961
Deferred compensation and pension liabilities	1,704	1,693
Deferred income taxes	5,483	4,961
Other accrued liabilities	29,293	29,392
Total Current Liabilities	74,132	86,268

Long-Term Debt, less current maturities	95,700	85,300
Other Long-Term Liabilities	13,706	17,191

Shareholders' Equity:
Common Stock, $1 par value, authorized 20,000,000
shares, issued: 9,572,938 and 9,518,688 shares	9,573	9,519
Capital surplus	8,924	7,174
Retained earnings	139,194	140,277
Accumulated other comprehensive loss	(3,390)	(4,839)
Common Stock in treasury, at cost: 289,592 and 296,419 shares	(4,473)	(4,585)
Total Shareholders' Equity	149,828	147,546
Total Liabilities and Shareholders' Equity	$333,366	$336,305

The accompanying notes are an integral part of the consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)

	Nine Months Ended

	October 27, 2007	October 28, 2006

Cash Flows from Operating Activities:
Net income	$2,038	$361
Non-cash items included in net income:
Depreciation	10,785	11,371
Amortization	4,251	4,024
Deferred income taxes	(1,678)	(1,228)
Recognition of uncertain tax positions	(2,396)	-
Cash surrender value of life insurance	(1,123)	(1,029)
Gain on disposal of assets	(287)	(1,473)
Change in working capital components of continuing
operations	(13,879)	(4,744)
Other, net	(2,195)	(1,768)
Net cash (used in) provided by operating activities of
continuing operations	(4,484)	5,514

Cash Flows from Investing Activities:
Expenditures for property and equipment, net	(9,561)	(5,631)
Disposals of assets	526	5,765
Life insurance premiums paid, net of death benefits received	(367)	158
Net cash (used in) provided by investing activities of
continuing operations	(9,402)	292

Cash Flows from Financing Activities:
Repayments of long-term debt	(84,696)	(80,144)
Borrowings of long-term debt	95,000	77,500
Repayments of life insurance policy loans	(8,298)	-
Borrowings from life insurance policy loans	8,514	1,101
Debt issuance costs	-	(48)
Dividends paid	(3,121)	(3,116)
Exercise of stock options	847	270
Net cash provided by (used in) financing activities of
continuing operations	8,246	(4,437)

Cash Flows from Discontinued Operations:
Operating cash flows	(12)	(283)

Net (decrease) increase in cash	(5,652)	1,086
Balance at beginning of year	6,254	4,377
Balance at end of period	$602	$5,463

Supplemental cash flow information:
Purchases of property and equipment included in
accounts payable	$1,835	$-
Life insurance death benefit proceeds used to repay life
insurance policy loans	$542	$306

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THIRD QUARTER AND NINE MONTHS ENDED
OCTOBER 27, 2007 AND OCTOBER 28, 2006

NOTE 1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited, and these consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2007 (fiscal 2006). It is management’s opinion that all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results during the interim period have been included. All significant intercompany accounts and transactions have been eliminated. The results of operations for the third quarter and nine months ended October 27, 2007 and cash flows for the nine months ended October 27, 2007 are not necessarily indicative of the results that will be achieved for the full fiscal year 2007. Cash flows related to operations that were discontinued prior to fiscal year 2006 are segregated for reporting purposes in the Statement of Cash Flows.

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

The Company estimates the fair value of its option awards on the date of grant using the Black-Scholes option pricing model. No options were granted in the third quarter or nine months ended October 27, 2007 or October 28, 2006. A summary of the status of the Company’s stock option plans as of October 27, 2007, and changes for the nine months then ended is presented in the table below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 28, 2007	581,850	$21.49	6.4	$3,496,000
Granted	-	-
Exercised	(54,250)	15.62
Forfeited	(4,500)	32.88
Expired	-	-
Options outstanding at October 27, 2007	523,100	$22.00	5.8	$487,000

Options exercisable at October 27, 2007	466,850	$21.82	5.4	$487,000

The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant. Restricted stock activity for the nine months ended October 27, 2007 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 28, 2007	296,269	$19.70
Granted	79,157	26.67
Vested	(7,276)	22.48
Forfeited	(62,105)	21.32
Nonvested at October 27, 2007	306,045	$21.11

Total compensation expense for all stock option and stock bonus plans during the third quarter and nine months ended October 27, 2007 was $241,000 and $770,000, respectively (net of $97,000 and $310,000 related income tax benefit). During the third quarter and nine months ended October 28, 2006, the Company recognized expense of $130,000 and $500,000 for stock option and stock bonus plans, respectively (net of $81,000 and $309,000 related income tax benefit). The total compensation cost related to nonvested stock options and awards not yet recognized is currently expected to be a combined total of approximately $3,488,000. This cost is expected to be recognized over a weighted average period of 4.1 years.

NOTE 3.  NON-OPERATING INCOME, NET

In the first nine months of fiscal 2007, the Company recorded non-operating income of $969,000 which consisted primarily of interest income earned on invested cash balances and notes receivable and a gain of $287,000 from the death benefit of a Company-owned life insurance policy.

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

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in its tax provision. Due to its net operating loss and tax credit carryforward position, the Company recognized no penalties or interest during the first nine months ended October 27, 2007 or October 28, 2006, and had no interest or penalties accrued as of October 27, 2007 or January 27, 2007.

During the current quarter, the statute of limitations on certain tax return years expired. The expiration of those statutes of limitation resulted in the recognition of uncertain tax positions in the amount of $2,329,000 through the effective tax rate. Following this recognition event, the Company has no remaining unrecognized tax benefit recorded.

The Company is subject to taxation in the United States, and its tax years for 2004 through 2006 are subject to examination by the tax authorities. With few exceptions, the Company is no longer subject to U.S. federal, state or local examinations by tax authorities for years before 2004.

The Company recorded a tax benefit of $4,157,000 for the first nine months ended October 27, 2007. This benefit consisted of $608,000 based upon the Company’s estimated effective tax rate of 28.67% for the year, $719,000 from federal and state tax credits, $2,396,000 from the recognition of the uncertain tax positions discussed above and permanent true-ups following the filing of the fiscal 2006 tax return, and $434,000 from the favorable settlement of an audit with Revenue Canada related to its former foreign subsidiary, Angelica International, Ltd. during the second quarter of fiscal 2007.

The Company has a federal net operating loss carryover of $36,430,000 which will expire beginning in 2025; $2,986,000 of federal tax credit carryovers which expire at various dates beginning in 2021 or have no expiration date; $9,064,000 of state tax credit carryovers which expire at various dates beginning in 2012 or have no expiration date; and various other charitable contribution carryovers, tax credits and state net operating loss carryovers.

NOTE 5.  EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of Common and Common equivalent shares outstanding.

The following table reconciles weighted average shares outstanding to amounts used to calculate basic and diluted earnings per share for the third quarter and nine months ended October 27, 2007 and October 28, 2006 (shares in thousands):

	Third Quarter Ended		Nine Months Ended
	October 27,	October 28,	October 27,	October 28,
	2007	2006	2007	2006
Weighted Average Shares:
Average shares outstanding	9,282	9,191	9,265	9,179
Effect of dilutive securities	28	31	58	38
Average shares outstanding,
adjusted for dilutive effects	9,310	9,222	9,323	9,217

NOTE 6.  GOODWILL AND OTHER ACQUIRED ASSETS

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” the Company performed its annual goodwill impairment test at the end of the third quarter of fiscal 2007 which resulted in no indication of impairment.

Other acquired assets consisted of the following (dollars in thousands):

	October 27, 2007			January 27, 2007
	Gross		Other	Gross		Other
	Carrying	Accumulated	Acquired	Carrying	Accumulated	Acquired
	Amount	Amortization	Assets, net	Amount	Amortization	Assets, net

Customer contracts	$41,831	$(13,112)	$28,719	$41,813	$(10,984)	$30,829
Non-compete covenants	11,089	(4,853)	6,236	11,089	(3,810)	7,279

Other acquired assets	$52,920	$(17,965)	$34,955	$52,902	$(14,794)	$38,108

Aggregate amortization expense for the nine months ended October 27, 2007 and October 28, 2006 amounted to $3,171,000 and $3,221,000, respectively. Other acquired assets are scheduled to be fully amortized by fiscal year 2021 with corresponding annual amortization expense estimated for each of the next five fiscal years as follows (dollars in thousands):

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

As of October 27, 2007, there was $95,700,000 of outstanding debt under the credit facility, secured by a first lien on all equipment, inventory, and accounts receivable, and certain real estate. Of this amount, $93,000,000 bore interest at rates ranging from 4.87% to 5.40% under LIBOR contracts, plus a margin (2.00% as of October 27, 2007), and $2,700,000 bore interest at 7.75%, the Prime Rate, as of October 27, 2007. Furthermore, the Company had $12,827,000 outstanding in irrevocable letters of credit as of October 27, 2007, which reduced the amount available to borrow under the line of credit to $15,254,000 as of the end of the third quarter. As of October 27, 2007, the fee on the outstanding letters of credit and unused funds was 2.5% and 0.25%, respectively.

The Company is subject to certain financial covenants under its loan agreement. One of these covenants requires that the Company maintain a minimum consolidated net worth of $120,920,000 plus an aggregate amount equal to 50% of quarterly net income beginning with the fourth quarter of fiscal 2005 (with no reduction for net losses), and an asset coverage ratio of no less than 1 to 1. Other covenants require the Company to maintain a minimum ratio of “EBITDA” to “Fixed Charges” of no less than 1.15 to 1, and a maximum ratio of “Funded Indebtedness” to “EBITDA” of no more than 3.5 to 1. The Company was in compliance with these loan covenants as of October 27, 2007.

As of October 27, 2007, there was $30,325,000 of life insurance policy loans outstanding. The loans bore interest at a fixed rate of 8.0% or variable rates ranging from 5.7% to 6.2%. The proceeds upon surrender of the policies will be reduced by the amount of any loans outstanding, unless repaid by the Company prior to that time. The total amount borrowed is netted against cash surrender value of life insurance in the Condensed Consolidated Balance Sheet as of October 27, 2007.

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

The net periodic pension expense recognized in the third quarter and nine months ended October 27, 2007 and October 28, 2006 was as follows:

	Third Quarter Ended		Nine Months Ended
	October 27,	October 28,	October 27,	October 28,
(Dollars in thousands)	2007	2006	2007	2006
Pension expense:
Service cost	$(1)	$(3)	$171	$223
Interest cost	300	308	962	932
Expected return on plan assets	(371)	(322)	(1,037)	(966)
Unrecognized loss	17	17	51	51
Net periodic pension expense	$(55)	$-	$147	$240

An adjustment was made in the third quarter of fiscal 2007 to reflect final actuarial calculations for the pension plan’s 2007 plan year. The decrease in expense is reflective of the reduced number of active plan participants as of January 1, 2007. Total expense for fiscal 2007 is expected to be approximately $196,000. In addition, the Company currently expects to contribute a total of approximately $2,140,000 to the pension plan in fiscal 2007.

NOTE 9.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company entered into an interest rate swap agreement with one of its lenders effective September 9, 2002. The swap agreement fixed the variable portion of the interest rate (excluding a margin) at 3.58% on $10,000,000 of the outstanding debt under the Company’s revolving credit facility until the swap’s termination on May 30, 2007. The Company elected to apply cash flow hedge accounting for the interest rate swap agreement in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, the derivative was recorded as an asset or liability at its fair value and the effective portion of changes in the fair value of the derivative, as measured quarterly, was reported in accumulated other comprehensive income. The loss on the derivative included in accumulated other comprehensive loss in the third quarter ended October 28, 2006 amounted to $31,000, net of tax; and $41,000 and $33,000 for the nine months ended October 27, 2007 and October 28, 2006, respectively, net of tax. The Company recorded a current asset of $67,000 for the fair value of the derivative as of January 27, 2007.

Since October 2005, the Company has entered into natural gas futures contracts to fix the price for a portion of its future purchases of natural gas and reduce its exposure to volatility in the cost of natural gas consumed by its service centers due to fluctuations in the price on the New York Mercantile Exchange (NYMEX). For fiscal years 2007, 2008 and 2009, these futures contracts are expected to hedge approximately 73%, 61% and 34%, respectively, of the Company’s total requirements for natural gas (measured at current usage rates). As of October 27, 2007, the weighted-average cost of natural gas under these contracts is $8.96 per decatherm. The Company has elected to apply cash flow hedge accounting for these derivatives in accordance with SFAS No. 133. Accordingly, the net gain (loss) on the derivatives included in other comprehensive income (loss) for the third quarter and nine months ended October 27, 2007, amounted to $262,000 and $1,490,000, respectively, net of tax, and $(1,587,000) and $(2,489,000), respectively, net of tax, for the third quarter and nine months ended October 28, 2006, respectively. Prior to the second quarter of fiscal 2006, a portion of the Company’s natural gas derivatives were not considered a cash flow hedge for accounting purposes. The change in fair value for these derivatives was included in non-operating income for the nine months ended October 28, 2006, and amounted to a loss of $281,000. The Company has recorded a current liability of $1,800,000 and $2,863,000 as of October 27, 2007 and January 27, 2007, respectively, and a long-term liability of $359,000 and $1,968,000 as of October 27, 2007 and January 27, 2007, respectively, for the fair value of the derivatives. The Company estimates that $1,800,000 of unrealized losses included in accumulated other comprehensive loss before taxes as of October 27, 2007 will be reclassified to cost of services within the next 12 months as natural gas is purchased for consumption in the service centers.

In addition to the futures contracts, the Company has existing contracts as of October 27, 2007 for the physical delivery of natural gas that fix the NYMEX cost of gas for approximately 4% of its estimated natural gas purchase requirements in the next 12 months, and that fix the basis cost of gas for approximately 81% of its estimated natural gas purchase requirements in the next 12 months. Although these contracts are considered derivative instruments, they meet the normal purchases exclusion contained in SFAS No. 133, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” and are therefore exempted from the related accounting requirements.

NOTE 10.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), consisting primarily of net income (loss) and changes in the fair value of derivatives (see Note 9), net of taxes, totaled $4,888,000 and $956,000 for the third quarter ended October 27, 2007 and October 28, 2006, respectively; and $3,487,000 and $(2,162,000) for the nine months ended October 27, 2007 and October 28, 2006, respectively.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

Prior to its sale of the Life Uniform retail business segment to Healthcare Uniform Company, Inc. in fiscal 2004, the Company was a guarantor under certain Life Uniform store lease agreements. These guarantees obligated the Company to make all payments due under the leases until their expiration in the event of default of Life Uniform. In connection with the sale of Life Uniform, the Company requested consents, as required, from landlords to assign the store leases to Healthcare Uniform Company. As a condition to such consents, certain landlords required that the Company continue as a guarantor of the leases. Under the Company’s agreement with Healthcare Uniform Company, these guarantees will only extend until the end of each lease’s then current term. As of October 27, 2007, the Company is secondarily obligated as a guarantor for 30 store lease agreements and the estimated maximum potential amount of future payments the Company could be required to make under these guarantees is $4,973,000. Although these guarantees expire at various dates through fiscal year 2014, approximately 84% of the estimated maximum potential future payments expire by the end of fiscal year 2010. Also in connection with the sale of Life Uniform the Company received an unsecured junior subordinated promissory note for approximately $4,000,000 of the purchase price of its former retail business. The payment of this note is subordinated to the bank indebtedness which Healthcare Uniform Company incurred in connection with its acquisition of Life Uniform. The Company is currently carrying the note on its balance sheet at $3,714,000, which reflects a discount of $1,000,000 made on the note at the time of the sale accreted through October 27, 2007.

The Company has provided certain indemnities to the buyer in connection with the sale of Life Uniform. Although indemnification claims are generally subject to an aggregate limit of $6,000,000, the Company believes the likelihood of making any payments for indemnification claims is remote and has reserved accordingly.

In connection with the March 2005 acquisition of Royal Institutional Services, Inc. and its affiliate, The Surgi-Pack Corporation, a portion of the purchase price was placed into escrow, with payment to the sellers contingent upon the occurrence of certain events as specified in the purchase agreement. As of October 27, 2007, $1,000,000 remained in escrow due the sellers in March 2015 upon compliance with the restrictive covenants.

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

The Company faces a possible exposure to outstanding workers’ compensation claims incurred prior to fiscal 1999 that were sold to a former insurance carrier, in addition to exposure for deposits with that carrier for claims incurred in fiscal years 1999, 2000 and 2001 that have not yet been resolved and for claims in excess of the deductible for fiscal years 1999, 2000, 2001 and 2002. This carrier is experiencing financial difficulties and may be unable to fulfill its obligation to pay these claims, which could have a material unfavorable impact on the Company’s results of operations and financial condition if it is forced to assume these liabilities. The Company estimates its possible exposure from these outstanding claims and deposits to be approximately $409,000 as of October 27, 2007.

A significant portion of the Company’s revenues is derived from operations in a limited number of markets. Revenues generated from operations in California and Arizona accounted for approximately 39% of revenues for the nine months ended October 27, 2007. The Company also faces some significant risk and uncertainty to its business operations related to the status of labor relations at its service centers. Approximately 75% of the Company’s workforce is represented by one of several unions. A collective bargaining agreement covering drivers associated with the Company’s Stockton, California service center will expire in the fourth quarter of fiscal 2007. A collective bargaining agreement covering previously unorganized drivers at the Company’s Las Vegas, Nevada depot is in the process of being negotiated. Collectively, these new and renewal agreements apply to less than 1% of the Company’s total workforce. Any work interruptions or stoppages that may result from the inability to reach ratified agreements at any, some or all of these locations could have a material adverse impact on the Company’s results of operations and financial condition.

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

NOTE 13.  ASSETS HELD FOR SALE

In the third quarter of fiscal 2007, the Company made the decision to close its Edison, New Jersey service center. The Company expects to close on the sale of the Edison real estate prior to the end of fiscal 2007, and accordingly those assets are presented as Assets Held for Sale in the Consolidated Balance Sheets.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 27, 2007
COMPARED WITH
THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 28, 2006

General

Angelica Corporation is a leading provider of outsourced linen management services to the healthcare industry in the United States. We offer comprehensive linen management services to the U.S. healthcare industry, including hospitals, long-term care facilities, surgery centers, medical clinics, and other medical providers. Among the items that we clean and provide, on either a rental or customer-owned basis, are bed linens, towels, gowns, scrubs, surgical linens and surgical packs, as well as mops, mats and other dust control products. To a more limited extent, we also provide linen management services to customers in the hospitality business. Currently, we operate 29 laundry service centers and serve customers in 25 states. As previously announced, the Company made the decision in the third quarter of fiscal 2007 to close its Edison, New Jersey service center and pursue a sale of the real estate. The Company also announced in the third quarter that its Board of Directors has authorized Morgan Joseph & Co., Inc. to pursue a possible sale of the Company.

Results of Operations

Third Quarter Ended October 27, 2007 Compared to Third Quarter Ended October 28, 2006

Third quarter fiscal 2007 revenues were $108.8 million, an increase of $1.0 million, or 1.0%, compared with the same period in fiscal 2006. Organic growth contributed $1.2 million of the increase, representing an organic growth rate of 1.2%. The current year organic growth rate included an approximate 4.6% improvement in pricing, partially offset by a volume decline from customer contracts not renewed. The organic growth was partially offset by a net reduction in revenues of $0.2 million related to acquisitions and divestitures, primarily due to the sale of non-healthcare customer accounts in fiscal 2006. Total healthcare revenues increased 2.5% compared with the same period in fiscal 2006.

Cost of services of $92.5 million in the third quarter of fiscal 2007 increased $2.1 million, or 2.3%, from the same period last year primarily due to increased linen costs. The variance in linen amortization was a result of increased linen purchases in fiscal 2006 to satisfy our 100% fill initiative and higher quality linen and our second quarter fiscal 2006 accounting policy change to increase the useful life of linens.

Gross margin was 15.0% in the third quarter of fiscal 2007, an increase from 13.0%

reported in the second quarter of fiscal 2007 and a decrease from 16.1% reported in the same period a year ago for the reason noted above.

In the third quarter of fiscal 2007, selling, general and administrative (SG&A) expenses decreased by $2.6 million from the third quarter of fiscal 2006 to $10.8 million, or 10.0% of revenues, compared to 12.4% of revenues a year ago. The decrease in SG&A expenses resulted from reduced wages, benefits and incentive compensation of $1.1 million, a $0.3 million decline in travel and vehicle costs, and lower bad debt and sales tax accruals of $0.2 million, as well as the absence of prior year expenses of $0.6 million associated with our operations process improvement implementation and Board of Directors’ Special Committee.

In the third quarter of fiscal 2007, we reported other operating income of $0.4 million consisting primarily of the gain on divestiture of certain non-healthcare customer accounts. Other operating income of $2.4 million in the third quarter of fiscal 2006 reflected a gain from the sale of real estate and a settlement received from the lawsuit that was initiated in connection with the Vallejo eminent domain proceedings in fiscal 2005.

Interest expense of $2.4 million in the third quarter of fiscal 2007 was a slight decrease from the same period a year ago. The decrease resulted from lower interest rates, which decreased from an average 7.7% per annum in the third quarter of fiscal 2006 to an average 7.2% per annum in the third quarter of fiscal 2007.

We recorded $0.5 million of non-operating income in the third quarter of fiscal 2007, which included interest income and a $0.3 million gain from the death benefit of a Company-owned life insurance policy. During the third quarter of fiscal 2006, we recorded $0.2 million of non-operating income which consisted primarily of interest income.

For the third quarter of fiscal 2007, we recorded a tax benefit of $1.7 million compared to a tax provision of $0.4 million in the third quarter of fiscal 2006. The income tax benefit in fiscal 2007 was primarily attributed to a $2.3 million benefit associated with the recognition of uncertain tax positions for which a reserve had previously been established under Financial Accounting Standards Board Interpretation No. 48. Due to the expiration of the statute of limitations associated with those uncertain tax positions, we recognized the tax benefit of those positions through the effective tax rate.

We reported net income of $4.6 million in the third quarter of fiscal 2007 compared to $2.6 million in the prior year quarter. The increase resulted primarily from the variance in income tax benefit discussed above.

Nine Months Ended October 27, 2007 Compared to Nine Months Ended October 28, 2006

Revenues for the first nine months of fiscal 2007 of $324.2 million represented an increase of 1.3%, or $4.1 million, from $320.1 million in the first nine months of fiscal 2006. Organic growth contributed $4.7 million of the increase, representing an organic growth rate of 1.5%. The current year organic growth rate resulted from an approximate 4.4% improvement in pricing, partially offset by a volume decline from customer contracts not renewed. The organic growth was partially offset by a net reduction in revenues of $0.6 million related to acquisitions and divestitures, primarily due to the sale of non-healthcare customer accounts in fiscal 2006. Total healthcare revenues increased 2.7% compared with the same period in fiscal 2006.

In the first nine months of fiscal 2007, cost of services increased from the same period in fiscal 2006 by $6.8 million, or 2.5%, to $279.7 million. The principal factor for this variance was an increase of $5.6 million in linen costs as discussed in the preceding section. Total company production and delivery expenses increased $1.5 million in the first nine months of fiscal 2007 from the first nine months of fiscal 2006; however, the same costs for the Edison service center increased $3.3 million year over year. The $1.8 million favorable variance in these costs for all other service centers excluding Edison was a result of lower operating volumes and increased operating efficiencies.

Gross margin was 13.7% in the first nine months of fiscal 2007, a decrease from 14.7% reported in the same period a year ago for the reasons noted above.

For the first nine months of fiscal 2007, SG&A expenses decreased $3.3 million to 11.7% of revenues from 12.9% of revenues in the same period a year ago. The decrease resulted from the absence of prior year expenses of $3.1 million associated with our operations process improvement implementation, the Board of Directors’ Special Committee, and professional fees related to union contract negotiations, litigation and financial consulting projects, as well as $1.5 million in lower incentive compensation accruals year over year and a $0.3 million decline in travel and vehicle costs. These decreases were partially offset by current year increases of $0.6 million related to the settlement of a federal contract audit and legal fees for this settlement and other employee matters, $0.4 million related to higher health insurance costs, $0.5 million related to additional retirement benefit accruals and severance costs due to staffing reductions, and $0.4 million related to the settlement of civil litigation filed on behalf of former employees at our Long Beach, California facility which was sold in December 2005, including dismissal of multiple workers compensation claims that were filed on behalf of the same individuals.

In the first nine months of fiscal 2007, we reported other operating income of $0.6 million consisting primarily of insurance proceeds from a property insurance claim and the gain from divestiture of non-healthcare business. Other operating income of $2.9 million in the first nine months of fiscal 2006 reflected gains from the sale of three parcels of real estate and a settlement received from the lawsuit that was initiated in connection with the Vallejo eminent domain proceedings in fiscal 2005.

Interest expense for the first nine months of fiscal 2007 increased slightly from fiscal 2006 to $7.1 million, a result of higher average borrowings.

We recorded $1.0 million of non-operating income in the first nine months of fiscal 2007, which consisted primarily of interest income and a $0.3 million gain from the death benefit of a Company-owned life insurance policy. During the first nine months of fiscal 2006, we recorded $0.6 million of non-operating income which included interest income and a $0.2 million gain from the death benefit of a Company-owned life insurance policy, partially offset by a $0.3 million loss related to a natural gas derivative.

For the first nine months of fiscal 2007, we recorded a tax benefit of $4.1 million compared to $1.2 million in the first nine months of fiscal 2006. The higher income tax benefit in the current year resulted from the increase in pretax loss, the favorable settlement of an audit with Revenue Canada related to our former foreign subsidiary, Angelica International, Ltd, and the $2.3 million benefit associated with the recognition of uncertain tax positions discussed above.

We reported net income of $2.0 million in the first nine months of fiscal 2007 compared to $0.4 million in the same period a year ago. The variance resulted primarily from the increase in the tax benefit as discussed above, partially offset by the decrease in other operating income.

Financial Condition

As of October 27, 2007, working capital totaled $50.4 million and the current ratio (i.e., the ratio of current assets to current liabilities) was 1.7 to 1, compared with $31.8 million and 1.4 to 1, respectively, at January 27, 2007. The increase in working capital is primarily due to a higher balance in accounts receivable and the reclassification of certain life insurance policy loans from current to long-term in the third quarter.

Accounts receivable increased by $10.7 million in the first nine months of fiscal 2007, primarily due to increased revenues, the transition of centralizing our cash applications and collections process, and the conversion to a lockbox collection system. Issues associated with the transition and conversion are being addressed by management to reduce accounts receivable.

Accounts payable decreased by $2.8 million due to the timing of invoice payments near the quarter end. Accrued wages and other compensation decreased $1.4 million from January 27, 2007, primarily due to incentive compensation that was accrued at year end and paid out in the first nine months of fiscal 2007.

Long-term debt of $95.7 million as of October 27, 2007 was $10.4 million greater than at January 27, 2007, reflecting additional borrowings from our credit facility to fund the higher working capital balance discussed above. The $3.5 million decrease in other long-term liabilities resulted from a decrease in the liability related to our natural gas hedges and contributions made to our defined benefit pension plan in the first nine months of fiscal 2007. Our ratio of total debt to total capitalization as of October 27, 2007 was 39.0% compared to 36.7% as of January 27, 2007. Book value per share at the end of the third quarter of fiscal 2007 was $16.14, an increase from $16.00 as of January 27, 2007.

Liquidity and Capital Resources

Cash flows from operating activities of continuing operations decreased $10.0 million for the first nine months ended October 27, 2007 compared with the same period a year ago. The current year decline resulted primarily from the increase in working capital and pension plan contributions discussed above.

Cash flows from investing activities for the first nine months ended October 27, 2007 included capital expenditures of $9.6 million, reflecting the return to a more normalized level of capital expenditure activity after reduced spending in the prior year due to the pending completion of our operations process improvement implementation, and $0.5 million in proceeds from the disposal of assets. Cash flows from investing activities for the first nine months ended October 28, 2006 included capital expenditures of $5.6 million, net proceeds of $5.8 million from the disposal of assets, and $0.5 million from the death benefit of a Company-owned life insurance policy, the gain on which was recognized in the fourth quarter of fiscal 2005. We expect capital expenditures to be approximately $18.0 million for fiscal 2007, up from previous estimates due to the authorization from our Board of Directors to relocate our Antioch, California facility.

Cash provided by financing activities was $8.2 million in the first nine months of fiscal 2007 reflecting additional borrowings of $10.4 million under our loan agreement and $0.2 million from life insurance policy loans, partially offset by dividend payments of $3.1 million. In the first nine months of fiscal 2006, cash used in financing activities of $4.4 million reflected net debt repayments of $2.6 million under our loan agreement and dividend payments of $3.1 million, partially offset by borrowings of $1.1 million from life insurance policy loans. In addition, proceeds from stock option exercises increased to $0.8 million in the first nine months of fiscal 2007 from $0.3 million in the same period a year ago.

As of October 27, 2007, there was $95.7 million of debt outstanding under our credit facility. Of this amount, $93.0 million bore interest at rates ranging from 4.87% to 5.40% under LIBOR contracts, plus a margin (2.00% at October 27, 2007), and $2.7 million bore interest at 7.75%, the Prime Rate, as of October 27, 2007.

In addition to amounts due under our loan agreement, at the end of the third quarter of fiscal 2007 there were $30.3 million of life insurance policy loans outstanding. The proceeds of these loans, bearing interest at a fixed rate of 8.0% or variable rates ranging from 5.7% to 6.2%, were used to pay down our revolving line of credit in fiscal 2005 and 2006. On October 27, 2007, we also had $12.8 million in irrevocable letters of credit outstanding, which reduced the amount available to borrow under the loan agreement to $15.3 million.

We are subject to certain financial covenants under our loan agreement. One of the covenants requires us to maintain a minimum consolidated net worth of $120.9 million plus an aggregate amount equal to 50% of quarterly net income beginning with the fourth quarter of fiscal 2005 (with no reductions for net losses), and an asset coverage ratio of no less than 1 to 1. We are also required to maintain a minimum ratio of

“EBITDA” to “Fixed Charges” of no less than 1.15 to 1, and a maximum ratio of “Funded Indebtedness” to “EBITDA” of no more than 3.5 to 1. We were in compliance with these loan covenants as of October 27, 2007.

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

FORWARD-LOOKING STATEMENTS

Any forward-looking statements made in this document reflect the Company's current views with respect to future events and financial performance and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that may cause actual results to differ materially from those set forth in these statements. These potential risks and uncertainties include, but are not limited to, competitive and general economic conditions, the ability to retain current customers and to add new customers in competitive market environments, competitive pricing in the marketplace, delays in the shipment of orders, availability of labor at appropriate rates, availability and cost of energy and water supplies, the cost of workers' compensation and healthcare benefits, the ability to attract and retain key personnel, the ability of the Company to recover its seller note and avoid future lease obligations as part of its sale of its former Life Uniform division, the ability of the Company to execute its operational strategies, unusual or unexpected cash needs for operations or capital transactions, the effectiveness of the Company’s initiatives to reduce key operating costs as a percent of revenues, the ability to obtain financing in required amounts and at appropriate rates and terms, the ability to identify, negotiate, fund, consummate and integrate acquisitions, costs and expenses that may result from efforts associated with the possible sale of the Company (including those that may be caused by having management’s full attention distracted by that process), and other factors which may be identified in the Company's filings with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to commodity price risk related to the use of natural gas in its laundry service centers. The total cost of natural gas in the third quarter and nine months ended October 27, 2007 was approximately $5.8 million and $18.9 million, respectively. To reduce the uncertainty of fluctuating energy prices, the Company has entered into fixed-price contracts as of October 27, 2007 for approximately 69% of its estimated natural gas purchase requirements in the next 12 months. A hypothetical 10% increase in the cost of natural gas not covered by these contracts would result in a reduction of approximately $0.8 million in annual pretax earnings.

The Company is also exposed to commodity price risk resulting from the consumption of gasoline and diesel fuel for delivery trucks. The total cost of delivery fuel in the third quarter and nine months ended October 27, 2007 was approximately $2.1 million and $6.5 million, respectively. A hypothetical 10% increase in the cost of delivery fuel would result in a decrease of approximately $0.9 million in annual pretax earnings.

The Company’s exposure to interest rate risk relates primarily to its variable-rate revolving debt agreement and life insurance policy loans. As of October 27, 2007, there was $95.7 million of outstanding debt under the credit facility that bore interest at a rate equal to either (i) LIBOR plus a margin, or (ii) a Base Rate, defined as the higher of (a) the Federal Funds Rate plus .50% or (b) the Prime Rate. The margin is based on the Company’s ratio of “Funded Indebtedness” to “EBITDA,” as each is defined in the loan agreement. As of October 27, 2007, the margin was 2.00%. Of the $30.3 million in life insurance policy loans outstanding as of October 27, 2007, a total of $24.8 million of these loans bore interest at variable rates ranging from 5.7% to 6.2%. A hypothetical increase of 100 basis points in short-term interest rates applicable to the outstanding variable-rate debt would result in a reduction of approximately $1.2 million in annual pretax earnings.

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

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At the October 30, 2007 Annual Meeting of Shareholders, each of the three nominees for directors of the Company was elected based on the following votes:

	Votes	Votes
Name	“For”	“Withheld”

For one-year terms expiring at the
2008 Annual Meeting:

Don W. Hubble	5,580,215	3,423,698
John J. Quicke	8,860,962	142,951
Ronald N. Riner, M.D.	8,816,780	187,133

James R. Henderson, Charles W. Mueller and Kelvin R. Westbrook, with terms ending in 2008, and Ronald J. Kruszewski and Stephen M. O’Hara, with terms ending in 2009, all continue as directors of the Company.

The shareholders approved the ratification of the appointment of Deloitte & Touche LLP as Angelica’s independent registered public accounting firm for the fiscal year 2007.  The tabulation was as follows:  8,997,906 voting for, 2,540 voting against, and 3,467 abstaining.

Information regarding the settlement with Pirate Capital and certain of its affiliates is incorporated by reference from pages 5 and 6 of the Company’s Proxy Statement.

Item 6.  Exhibits

(a)	See Exhibit Index on page 26.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Angelica Corporation
(Registrant)

Date: December 6, 2007	/s/ Stephen M. O’Hara
Stephen M. O’Hara
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

4.3
Form of Amendment No. 2 to Rights Agreement, dated September 19, 2006, by and between Angelica Corporation and UMB Bank, N.A. Filed as Exhibit 4.1 to a current report on Form 8-K on September 22, 2006.**

4.4
Letter agreement between Computershare Trust Company, N.A., UMB Bank, N.A. and Angelica Corporation, dated as of November 20, 2007, acknowledging acceptance of Computershare Trust Company, N.A. as successor Rights Agent under the Shareholder Rights Plan.*

31.1	Section 302 Certification of Chief Executive Officer.*

31.2	Section 302 Certification of Chief Financial Officer.*

32.1	Section 906 Certification of Chief Executive Officer.*

32.2	Section 906 Certification of Chief Financial Officer.*