Form 10-K
period 2007-12-31
ANGELICA CORP /NEW/
filed 2008-04-10
CIK 6571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 26, 2008
Commission File Number 1-5674
_______________________________
ANGELICA CORPORATION
(Exact name of registrant as specified in its charter)

Missouri	43-0905260
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

424 South Woods Mill Road	63017-3406
Chesterfield, Missouri	(Zip Code)
(Address of principal executive offices)

(314) 854-3800
(Registrant’s telephone number, including area code)
________________

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

$209,206,094 based on the average of the high/low transaction price of the Common Stock on July 28, 2007.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of March 28, 2008.

Common Stock, $1.00 par value, 9,528,926 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

PART I

Item 1. Business

Overview

Angelica (the Company) is a leading provider of outsourced linen management services to the U.S. healthcare industry. We have developed a comprehensive service offering that allows healthcare providers to outsource some or all aspects of their linen management needs. We provide laundry services, linen and apparel rental and on-site linen management services to our diverse customer base of approximately 4,200 healthcare providers located in 25 states. To a more limited extent, we also provide linen management services to customers in the hospitality business. For the 2007 fiscal year ended January 26, 2008, we processed over 798 million pounds of linen for our customers.

Our linen management services are designed to benefit healthcare providers by enabling them to:

•	Improve patient satisfaction by providing high-quality linens and linen service;

•	Reduce their capital expenditures for linen facilities and equipment;

•	Decrease their operating costs by outsourcing a non-core process;

•	Maximize their productivity by allowing them to utilize limited available space for revenue generating activities that would otherwise be dedicated to on-premise laundry facilities; and

•	Focus on their core competencies of providing healthcare services to their patients.

As of January 26, 2008, our more than 5,900 service associates delivered our value-added services to our customers through our network of 28 laundry service centers, three depots, and fleet of approximately 380 delivery vehicles. The geographic locations of our service centers give us access to 33 of the 50 largest metropolitan markets in the United States, which approximates 60% of the country’s healthcare facilities. We seek to concentrate our service centers in clusters, enabling us to provide better service to our customers, as well as lower our operating costs, by maximizing the efficiency of our delivery routes and by improving the utilization of our sales force. For the 2007 fiscal year, we reported revenues of $430.0 million and net income of $3.9 million. As of January 26, 2008, we had total assets of $320.4 million. See Item 8, “Financial Statements and Supplementary Data,” for information on revenues, net income and total assets for our last three fiscal years.

Our company is a Missouri corporation founded in 1878 as a uniform manufacturing company. During the 1960s, we expanded our product offering to three lines of business: Manufacturing, Textile Services and Retail. In 2002, we made a strategic decision to focus on healthcare linen services and retail and sold our Manufacturing business in the spring of that year. Since then, we have streamlined the company further by selling our Retail business in July 2004, and strengthened our market position in the healthcare linen management services industry by completing eleven acquisitions and by strategically divesting certain non-healthcare accounts. For the 2007 fiscal year, approximately 98% of our revenues related to customers in the healthcare industry.

In our fiscal year 2005 annual report we introduced our initiative to increase customer satisfaction through delightful service to every customer every day. During fiscal years 2006 and 2007 we continued rolling out this plan by focusing on three main areas: improving our fill rate by shipping 100% of customer orders consistently, providing higher quality, defect free linens for increased patient satisfaction, and developing innovative new products to improve our customers’ and their patients’ experience. In fiscal 2007 our fill rate was 98% of orders and over 99% of pieces ordered. In fiscal 2005, we engaged a consulting firm to review operational activities at several of our service centers. As a result of their review, certain areas of improvement were identified. The best practices identified and implemented during the initial phase of this operations process improvement (OPI) project were applied to our remaining service centers in fiscal 2006. In fiscal 2007, we continued to roll out best practices and invest in our facilities, including beginning automation of a data collection system developed as part of the OPI project.

In September 2007, our Board of Directors authorized Morgan Joseph & Co., Inc. as our exclusive financial advisor to evaluate strategic alternatives for the Company, including a possible sale. The Board reached this decision after taking into consideration: 1) the challenges we face in executing our strategy as a public company; 2) the added expense associated with being a relatively small public company; and 3) the desire of certain significant shareholders that the Company explore a sale.

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

Number of Beds	X	Average Annual Revenue/Bed(4)	=	Estimated Market Size at January 2008
Acute-Care Hospitals(1)	0.90 million	$2,450	$2.2 billion
Surgical and Physicians Clinics(2)	0.66 million	$4,000	$2.6 billion
Long-term Care Facilities(3)	1.70 million	$560	$1.0 billion
Total	—	—	$5.8 billion

(1)	Source: The CDC (Centers for Disease Control/Fed Government) and Company database from Solutions Marketing Group (SMG).

(2)	Source: Dun & Bradstreet and InfoUSA. Consists of total clinics rather than number of beds.

(3)	Source: SMG database.

(4)
Average annual revenue per bed (per facility for clinics) is determined based on our experience in providing linen management services to the healthcare industry. Other service providers in this industry may be achieving different results.

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

Expanding customer base—According to the AHA, the number of community hospitals in the U.S. increased in 2002 for the first time since 1975. According to Modern Healthcare magazine, in 2007 there were 167 new acute care hospital projects completed, 187 broke ground and 258 were in the design phase. Furthermore, according to the AHA, there was a 67% increase in the number of U.S. ambulatory surgery centers providing outpatient surgical services from 1997 to 2004.

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

Underpenetrated clinics and long-term care facilities—We believe the market for outsourced clinic and long-term care linen services is underpenetrated by both us and our major competitors. According to industry sources, there are over 115,000 clinics and long-term care facilities in the United States that require linen services. In addition, we believe there are also thousands of other outpatient care facilities such as dialysis centers and walk-in clinics that require linen services in the course of their business. For the same reasons hospitals choose to outsource or use linen versus disposable products, we believe that market penetration of these sectors will likely increase.

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

Angelica’s delightful service initiative—One constraint on expanding outsourcing is the cultural fear of not controlling a core need and its quality. We believe that as our reputation grows from our delightful service initiative, with our product quality and service surpassing most in-house laundries, more health professionals will be open to outsourcing their linen needs.

Competitive Strengths

We believe we are well positioned to capitalize on the attractive market opportunities for outsourced healthcare linen management services as a result of our competitive strengths:

Commitment to delightful customer service—In fiscal 2007, we continued implementing our initiative to provide delightful service to every customer every day through innovation by focusing on three main areas. First, we are committed to achieving a 100% order fill rate, meaning that we target shipping our customers every item they order 100% of the time. In fiscal 2007 we shipped 98% of all orders 100% complete and shipped over 99% of pieces ordered. Second, to improve patient satisfaction we have transitioned to higher quality linen products such as larger and thicker bath towels, higher thread count bed sheets, and upgraded washcloths and pillowcases. These higher quality products have been complemented by a zero defect policy in linen processing. Finally, we are providing innovative new products that benefit our customers and their patients. Specifically, we have introduced a new product exclusive to Angelica, Angel Slider™, a launderable, low friction repositioning product used to reposition patients in bed, requiring much less strength and effort from medical personnel than traditional methods; Angel Kits™, a launderable, five-piece set of micro-fiber mops and cloths designed to standardize the cleaning methodology for every room, reducing the chance of spreading infectious matter among rooms while also streamlining housekeeping management; as well as new patient gowns designed to increase patient comfort. We have already begun to see the benefits of these initiatives, as our customer satisfaction scores for 2007 and 2006 increased significantly from 2005.

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

Significant scale creates opportunities for cost reduction—We believe our operating scale and infrastructure provides us with opportunities to realize significant financial benefits. In fiscal 2007, we purchased over $87.0 million of linens and invested over $16.0 million in capital improvements. In fiscal 2007 we direct sourced 11% of our linen purchases, an increase from approximately 3% direct sourced in fiscal 2006. In the future, as additional price reductions become available through direct sourcing, we may increase the percentage of linens purchased directly in order to maximize the benefits of our direct sourcing program. The OPI project started in fiscal 2005 was partially designed to optimize capital expenditures by standardizing equipment and centralizing capital equipment procurement to take advantage of volume purchase discounts. In addition, our 28 service centers allow us to test new technologies and operating techniques on a limited basis and implement best practices throughout our service center network. Also during fiscal 2006, we signed an exclusive agreement with one chemical provider to supply all of our chemical requirements and assist us with ongoing research and development, both of which have resulted in measurable expense savings and more consistent high quality performance.

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

Large, experienced sales force—Our large, experienced sales force enables us to cater to the needs of sophisticated, national customers while also allowing us to deploy the appropriate sales resources to local market opportunities. We believe our sales force is the largest in the healthcare linen services industry, consisting of seven Market Vice Presidents and seven Market Sales Directors overseeing 24 Business Development Managers. Furthermore, our sales force is augmented by seven Market Service Directors and 62 local Customer Relationship Managers who provide customer service and enhance revenue opportunities.

Stable customer base—Our large customer base, high customer retention rates and long-term contracts provide us with a stable revenue base. As of January 26, 2008, we served approximately 800 hospitals, 500 long-term care facilities and 2,900 surgical and physician clinics in 25 states. In fiscal 2007, no individual customer represented more than 10% of our total revenues. Our annual customer retention rate is approximately 95% of total revenues and our typical contract length is between three and five years.

Proven management team—We have a streamlined organization focused on providing outstanding healthcare linen management services. Our management team, extending to the market vice president level, is comprised of experienced healthcare services members and is complemented by additional, seasoned professionals that bring successful experiences from a cross-section of related industries. Since 2003 they have led the Company in divesting non-core assets, completing eleven acquisitions that strengthened our position in our core business, and implementing a strategy of becoming a customer-focused, high quality service provider.

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

Delight the customer—We believe that superior service will lead to stronger customer retention, increased product sales to existing customers and increased penetration of existing markets, which is an effective and cost-

efficient means of growth as we are able to capitalize on our reputation, brand awareness and existing infrastructure. Specifically, the following initiatives are being implemented:

•	Target 100% fill rate and on-time deliveries on all orders;

•	Install higher quality products for patient satisfaction;

•	Deliver laundered linens with zero defects; and

•	Develop and offer innovative new products to address the needs of our customers and their patients.

By raising customer satisfaction levels through delightful service we expect to realize fair pricing and increased opportunities to sell all of our products to all of our customers.

People, family, talent, teams—We recognize that our employees are the key to delivering delightful service to our customers every day, and are committed to the creation of a team environment of diverse, talented people working together toward this goal. We believe the following initiatives will support the execution of this strategy:

•	Consistent application of rigorous selection criteria to our hiring process which will identify high-performing employees with well developed service and team orientations;

•
Development of employee skills through our company-wide performance program for non-bargaining unit employees that guides each of these individual’s growth plans, and provides for an on-going succession plan for every leading position in the Company;

•	Recognize and reward our employees through incentive programs that are aligned with our key strategies; and

•	Support a safe and diverse work environment through a continual process of training, feedback and measurement, and implementation of best practices.

Strengthen base by leveraging scale—We believe we are well positioned to use our scale to improve our operating performance. We plan to increase our gross margin through a more efficient operating model and a number of cost savings initiatives including:

•	Reducing linen costs through centralized purchasing and the gradual expansion of a direct sourcing program;

•
Reducing energy cost volatility by negotiating energy matrices into customer contracts such that pricing is variable with energy costs, investing in energy-saving equipment and continuing to hedge our anticipated natural gas requirements in amounts that correspond with existing customer contracts when customer contracts do not allow pricing to vary with energy;

•	Implementing best practices and new technology solutions to improve efficiency while reducing labor costs;

•	Reducing distribution costs by implementing new software and optimizing routes and targeting growth to improve route density; and

•	Optimizing capital expenditures by standardizing equipment and centralizing capital equipment procurement.

Pursue complementary and accretive expansion opportunities—To increase our customer base, expand our presence in existing markets and enter new markets, we may continue to pursue strategic acquisitions consistent with Board-approved debt guidelines. The size of these may vary from small tuck-in pieces of business to multi-site competitors. We are especially interested in acquiring hospital on-premise laundries and cooperatives, as well as small tuck-ins. Since November 2003, we have completed eleven acquisitions for an aggregate consideration of $129.0 million that we believe have created numerous benefits to our market position and our customers. In evaluating acquisition opportunities, we consider factors such as strategic value, projected earnings before interest, taxes, depreciation and amortization (EBITDA), impact on earnings per share, return on net assets and internal rate of return. The benefits of the completed acquisitions include the strengthening and expansion of our positions in various markets; access into long-term care facilities and related best practices; and capacity rationalization of our existing facilities. We also strive to facilitate hospital conversions from on-premise to outsourced linen management services by educating hospital administrators about the true economic and opportunity costs associated with on-premise laundries, and focus our efforts on acquiring new business from clinics and long-term care facilities associated or affiliated with our existing hospital customers. Since beginning the strategic alternative review process we have deferred pursuing most acquisitions.

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

We also offer the following customizable services:

•	AngelLink®, a computerized linen management system, available for either rented or customer-owned goods, designed to streamline linen tracking and ordering processes;

•	On-site management of all aspects of linen distribution ranging from the linen room to utilization reports that optimize the ordering, receiving and use of linens; and

•	Customized surgical packs for use in operating suites, providing a cost-effective alternative to disposable surgical packs.

Additionally, we are committed to continually updating and expanding our product line with the goal of providing innovative new products that delight our customers. Two examples of this type of product are the Angel Slider™, a launderable, low friction repositioning product used to reposition patients in bed, requiring much less strength and effort from medical personnel than traditional methods, and Angel Kits™, a launderable, five-piece set of micro-fiber mops and cloths designed to standardize the cleaning methodology for every room, reducing the chance of spreading infectious matter among rooms while also streamlining housekeeping management. We also introduced a newly designed patient gown that is more comfortable for the patient while being extremely functional for the medical providers. We have also begun to provide higher quality linens, such as bath towels that are both larger and thicker than standard bath towels, higher thread count sheets and upgraded washcloths and pillowcases.

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

For the 2007 fiscal year ended January 26, 2008, no individual customer represented more than 10% of our total revenues. Our top ten customers represented less than 23% of total revenues for fiscal year 2007.

Competition

The markets in which we operate are very competitive and highly fragmented. Our primary competitors include two multi-national corporations: Crothall Services Group (a subsidiary of Compass Group PLC) and Sodexo Inc. (a subsidiary of Sodexo Alliance SA); approximately a dozen regional midsize firms; and more than 200 small, independent, privately-owned competitors. In addition, many hospitals and long-term care facilities have captive on-premise laundries and hospital cooperative laundries. We also compete indirectly with large facility service providers, such as ARAMARK Corporation, that provide linen services in conjunction with other services. Based on our total healthcare linen services revenue and our estimates of our competitors’ national healthcare linen services revenue, we believe that we are more than twice the size of our nearest competitor in healthcare linen services.

Within each of our acute-care hospital markets, we typically compete with one or two larger regional or national competitors and one to three small independent, privately-owned competitors. Within the clinic and long-term care markets, we typically compete with small local companies and regional providers that specialize in small accounts. In addition, garment and uniform providers such as ARAMARK Corporation, Cintas Corporation, G&K Services, Inc. and UniFirst Corporation, sometimes compete in the clinic market. In long-term care, we compete also with service staff providers, such as HCSG, Inc., which facilitate on-premise laundries.

Operations

We typically provide our services to customers located within a 150-mile radius of our service centers. As of January 26, 2008, we operated 28 laundry service centers, all of which are in or near major metropolitan areas, serving customers in 25 states. Our service centers are concentrated in clusters providing us access to 33 of the 50 largest metropolitan markets in the United States which approximates 60% of the country’s healthcare facilities. We currently define washroom capacity for our service centers as 130 hours per week (based on twenty hours per day, six days per week and ten hours per day, one day per week). Under this definition, we are currently operating at approximately 60% of washroom capacity.

Our laundry process involves several steps to ensure effective cleaning. Soiled linen is delivered to the service center by truck, weighed, and sorted into appropriately sized loads. The majority of our service centers are equipped with one or more high-capacity tunnel washers that connect a separate soil sorting area with the clean laundry finishing operations. Washed linen is automatically delivered to computer-regulated drying equipment designed to optimize drying times for efficient utility consumption. Our employees complete the laundry process using automated ironing and folding equipment prior to arranging the clean linen on carts by customer order. Our route service representatives typically pick up and deliver linen daily at hospitals and two to three times per week at smaller facilities.

Sales and Marketing

We believe our sales force is the largest in the healthcare linen management services industry, consisting of seven Market Vice Presidents and seven Market Sales Directors overseeing 24 Business Development Managers. We also have seven Market Service Directors and 62 local Customer Relationship Managers who provide customer service and support, developing new means to better serve a customer, and enhance revenue opportunities by providing our existing customers with information about additional services and products we offer.

Our sales force compensation typically consists of a fixed base salary, sales commissions and an annual incentive plan, which includes a variable component based on achievement of targets.

Customer Contracts and Relationships

We typically serve our customers pursuant to written service contracts for an initial term of three or five years. Once we have developed a relationship with our customers and understand their needs, and our customers have had an opportunity to evaluate the quality of our services, we generally seek to renew all contracts for a five-year period. The majority of our contracts have pricing escalators tied to the Consumer Price Index (CPI) or some derivative of CPI. Since 2007 the Company has pursued the negotiation of energy matrices into its contracts such that customer pricing is adjusted up or down based on natural gas and diesel fuel prices. Our standard contract also has a clause that allows us to increase prices, in addition to the pricing escalators, if we incur unforeseen increases in certain costs of performing our services. These unforeseen increases include increases in the cost of textiles, utilities, supplies, labor, transportation, waste disposal or other costs not within our control.

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

Employees

As of January 26, 2008, we employed approximately 5,900 persons. Approximately 73% of those employees are represented by unions. Unions that represent our employees include the International Brotherhood of Teamsters, the International Union of Operating Engineers, the United Food and Commercial Workers Union, and UNITE HERE. We consider our relationship with our employees to be good at both union and non-union facilities. Production employees at 25 of our 28 service centers are unionized, as are some route service representatives who provide transportation and distribution services to our service centers. Collective bargaining agreements covering production workers at ten service centers and route service representatives associated with four service centers will expire during the next fiscal year. We will participate in negotiations in good faith with the intention of reaching timely agreements in all cases.

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

The Company timely submitted its annual certification by the Chief Executive Officer to the New York Stock Exchange (NYSE) within 30 days of its Annual Meeting of Shareholders in 2007. The certification stated the Company’s compliance with the NYSE’s corporate governance listing standards without qualification.

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

The market for our linen management services is highly competitive. The principal elements of competition include quality, service, reliability and price. Our competitors range from divisions of large multi-national organizations, namely Sodexo Inc. (a subsidiary of Sodexo Alliance SA) and Crothall Services Group (a subsidiary of Compass Group, PLC), to regional midsize firms. Also, we have many small independently-owned competitors, including individual hospital on-premise laundries and hospital cooperatives. Our competitors Sodexo and Crothall Services Group have significantly more financial resources, larger professional staffs, greater brand recognition and broader service offerings than us. In addition, there are other large providers of outsourced services with significant resources who do not currently serve the healthcare linen services market but may enter this market in the future. These competitors may devote substantial resources to the development and marketing (including discounting) of products and services that compete with those offered by us. Significant price competition may seriously harm our revenues, operating margins and market share.

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

Our business is dependent on the healthcare industry. If the demand for healthcare services declines, demand for our linen services may decline and our business will suffer. Due to medical advances and pressure from governmental healthcare reimbursement programs and private healthcare insurers, the average hospital stay has decreased from 7.5 days in 1980 to 4.1 days in 2005. As these trends continue, demand for our linen management services in the healthcare industry may decline. This decreased demand for our linen management services may harm our business, operating results, and financial condition.

Ineffective management could cause our business, results of operations and financial condition to suffer.

Our continued success in our business is based upon many factors, including but not limited to, the expansion of our customer base, the enhancement of the services we provide to existing customers, aggressive sales and marketing efforts, effective cost containment and capital investment measures, and a strong strategic vision. During fiscal 2006 and 2007, we continued the implementation of an operational reorganization designed to improve customer service and satisfaction through innovation. Proper execution will require effective management both in headquarters and in field operations. Our inability to effectively manage our existing business and our future growth may harm our business, results of operations, and financial condition. Our management teams at the corporate and operating levels are small and any unforeseen crises or loss of one or more of our officers or key employees may place a significant strain on our remaining management team and our employees, operations, operating and financial systems, and other resources.

A small number of existing shareholders have considerable control over our company, which may lead to conflicts with other shareholders over corporate governance.

Steel Partners II, L.P. (Steel) beneficially owns approximately 18.8% of our outstanding common stock. Two representatives of Steel were appointed to our Board of Directors in August 2006. In addition, two other entities individually own between 7% and 9% of our common stock. These entities, acting alone or together, may be able to significantly influence all matters requiring stockholder approval, including the election of directors and the approval of mergers and other business combination transactions, and they may exercise this ability in a manner that advances their best interests and not necessarily those of all other stockholders.

We are dependent on the proper functioning and availability of our information systems.

We are dependent on the proper functioning and availability of our information systems including security of data, firewalls and virus protection in operating our business. Our information systems are protected through physical and software safeguards. However, they are still vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. Any interruption, impairment or loss of data integrity or malfunction of these systems may severely hamper our business and may require that we commit significant additional capital and management resources to rectify the problem. Our business interruption insurance may be inadequate to protect us in the event of a catastrophe. Furthermore, we are currently completing a substantial upgrade to our information systems. If we experience unforeseen difficulties or delays in connection with this implementation our business and results of operations may be harmed.

Our customer base is concentrated in the healthcare industry and our strategy partially depends on a trend of healthcare providers to outsource non-core services, such as linen management services. If the healthcare industry suffers a downturn or the trend toward outsourcing reverses, our growth may be hindered.

Our current customer base primarily consists of healthcare providers, representing approximately 98% of our revenues from continuing operations in fiscal 2007. Our business and growth strategy is largely dependent on continued demand for our services from healthcare providers and other industries we may target in the future, and on trends in those industries to purchase outsourced services such as linen management. A slowdown or reversal of the trend in the healthcare industry to outsource linen management services may harm our business, results of operations, growth prospects, and financial condition. Government healthcare reimbursement programs, such as Medicare or Medicaid, and third-party healthcare insurers have placed increasing pressure on healthcare providers to control operating costs by changing the basis of the provider’s reimbursement for medical services from actual cost to fixed reimbursement based upon diagnoses. This has, in turn, caused our healthcare customers to pursue aggressive cost containment measures with us and other third-party suppliers of goods and services. This pricing pressure has resulted in recent consolidation in the healthcare industry. This consolidation has decreased, and will continue to decrease, the potential number of customers for our services, thereby providing customers with additional leverage to negotiate lower pricing from us. Any future consolidation in the industry may further increase this leverage and harm our results of operations.

We face considerable pricing pressures from our customers, particularly from large national, regional or local healthcare organizations and group purchasing organizations. If we are not able to maintain or improve our operating margins due to these pressures or otherwise, our results of operations may be harmed.

We face significant pricing pressures arising from our customers’ desire to decrease their operating costs, from consolidation in the healthcare industry, and from other competitors operating in our targeted markets. Pricing pressure is particularly pronounced when we compete for new customers and when we negotiate for an extension of the term of an agreement with an existing customer. Some of our customers are part of large national, regional or local healthcare organizations that require their affiliates to purchase services from a limited number of preferred vendors or through a group purchasing organization. These trends have increased pricing pressures on our contracts with these customers. Pricing pressures may also be more pronounced during periods of economic uncertainty. Accordingly, improvement, or even maintenance of our operating margins, depends on our ability to continually improve our capacity utilization and reduce our operating costs, and provide delightful customer service to reduce price sensitivity. If we are not able to achieve sufficient improvements in efficiency to adequately compensate for pressures on our pricing or reduce price sensitivity via delightful service, our results of operations will be harmed.

The length and pricing terms of our customer contracts may constrain our ability to recover inflationary costs and to make a profit.

Our customer contracts generally range from three to five years in length. Most of our contracts have pricing escalators tied to inflation indexes; however, some of our contracts only permit us to raise prices once a year, so inflation may rise throughout the course of a year and we may not be able to raise our prices until the end of that year. The terms of these contracts require us to guarantee the price of the services we provide and assume the risk that our costs to perform services and provide products will be greater than anticipated. Any cost increase to us in performing these contracts may expose us to diminished operating margins or losses. These costs may be affected by a variety of factors, some of which may be beyond our control.

Our contracts may not contain clauses sufficient to cover cost increases. If we are not able to recoup some or all of the cost increases we may experience, our results of operations may suffer.

Our operations require significant annual purchases of linens and utilize a large amount of natural gas, electricity, gasoline and diesel fuel, and our energy purchases vary as to price, payment terms, quantities and timing. Our energy costs are also affected by various market factors including the availability of supplies of particular forms of energy, energy prices and local and national regulatory decisions. The surcharge clauses in our contracts may not permit us to increase our prices to keep pace with energy or other cost increases we may experience. While we have increased our direct sourcing of linens to take advantage of cost savings and instituted operational hedging models that seek to capture pricing opportunities in the energy markets and lock in natural gas prices as customer contracts are signed, we may not be fully protected against substantial changes in the price of cotton or price or availability of energy sources and we may not be able to offset these increases with higher prices charged to our customers. Our operations also use a large amount of water which we purchase, along with sewer service for the wastewater, from local water and sewer utilities that are often municipally owned. We are dependent upon these water and sewer utilities to provide uninterrupted water and sewer services for our continued operations and we are subject to the possibility of significantly increased costs for water and sewer services to the extent that these entities face financial difficulties, whether as a result of budget cuts or otherwise. We could also face higher costs if there are maintenance or capacity constraint issues within the municipal systems by which we are served.

A significant portion of our revenues is derived from operations in a limited number of markets. Recessions, spikes in costs or natural disasters in these markets may harm our operations.

A significant portion of our revenues is derived from our operations in a limited number of states and regions. Revenues generated from operations in California accounted for approximately 35% of our revenues in fiscal 2007. Any economic weakness in this or our other key markets may harm our business.

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

Severe weather conditions or other natural disasters in our primary markets, such as earthquakes in California, hurricanes in Florida or Texas or drought conditions such as recently experienced in the Southeast portion of the United States, may cause significant disruptions to our operations, and result in increased costs and liabilities and decreased revenues, which may harm our business, operating results, financial condition and liquidity. We have, in the past, taken advantage of our clustering strategy to allow our customers to be serviced by our other facilities in the area in the event of service disruptions at a particular service center, but we may not be able to do so in the future if a major disaster struck a number of our facilities within a cluster.

If we are not able to hire and retain qualified employees, our ability to service our existing customers and retain new customers will be adversely affected.

Our success is largely dependent on our ability to recruit, hire, train and retain qualified employees. Our business is labor intensive and, as is typical for our industry, continues to experience relatively high personnel turnover. Increases in our employee turnover rate could increase our recruiting and training costs and decrease our operating efficiency and productivity. Also, the addition of new customers may require us to recruit, hire, and train personnel at accelerated rates. We may not be able to successfully recruit, hire, train, and retain sufficient qualified personnel to adequately staff our existing business or future growth, particularly when we undertake new customer relationships for which we have not previously provided services. In addition, as labor-related costs represented approximately 42% of revenues in fiscal 2007, labor shortages or increases in wages (including minimum wages as mandated by federal and state governments, employee benefit costs, employment tax rates, and other labor-related expenses) may cause our business, results of operations, and financial condition to suffer. As wage rates, health insurance costs and workers’ compensation costs increase, we may not be able to timely offset these increases with higher prices charged to our customers.

Any increase in the cost of linens and textiles which is not recovered may affect our operating results.

During fiscal 2007 we purchased over $87.0 million of linens and other textiles that we rent to customers. Although the price of cotton has increased significantly over the past several years, we have been able to offset these increases through direct sourcing and price negotiations. While we have contracted pricing on most of our linen items through fiscal 2008, significant increases in the price of cotton for non-contracted purchases or purchases beyond fiscal 2008 may result in higher linen costs and, consequently, have an adverse effect on our earnings if we are not successful in offsetting such increases, either through cost reduction efforts or adjustment in prices for our services.

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

Approximately 73% of our employees, principally at our service centers, are represented by unions. Collective bargaining agreements with unions representing our employees are typically three years in duration and have staggered expiration dates over consecutive years. Any work interruptions or stoppages may significantly harm our business, results of operations, and financial condition and may have a material impact on our financial results. In addition, a small number of customers or potential customers have chosen not to do business with us as a result of their concerns related to potential or perceived problems that they attribute to having a predominantly unionized workforce.

In order to minimize the potential effect of coordinated or concerted work stoppages, UNITE HERE agreements, representing approximately 59% of our workforce, expressly prohibit employees from engaging in sympathy strikes and have coordinated expiration dates designed to restrict the number of contracts that can expire during any given month and within the same quarter.

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

Our capital requirements depend on many factors, including:

•	the age and condition of existing facilities and equipment;

•	the timing of investments in new facilities, equipment and technology;

•	the need to invest in labor-saving and energy-efficient equipment;

•	the number and timing of acquisitions and other strategic transactions; and

•	the costs associated with our expansion, if any.

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

As of January 26, 2008, the $90.0 million outstanding under our credit facility was subject to a variable interest rate. Of the $30.3 million in life insurance policy loans outstanding as of January 26, 2008, a total of $24.8 million of these loans bore interest at variable rates. An increase in interest rates may negatively impact our financial condition and results of operations.

If our goodwill and other intangible assets become impaired, we will be required to write down their carrying value and incur a charge against income.

At January 26, 2008, our goodwill and other intangible assets, net of accumulated amortization, was approximately $83.2 million. We acquired the majority of our goodwill and other intangible assets in our acquisitions. At least once every year and more often as we deem necessary, we review whether these assets have been impaired. If these assets become impaired, we will be required to write down their carrying value to the current fair value of the assets and to incur charges against our income equal to the amount of the writedown. These charges, while cash neutral, will decrease our reported net income in the period in which we take them and may harm our financial condition and results of operations.

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

Our business is labor intensive. As a result, we are subject to a large number of federal and state regulations relating to employment. This creates a risk of potential claims of discrimination and harassment, alleged violations of health and safety and wage and hour laws, criminal activity and other claims. For instance, employees working in certain areas of our facilities may be exposed to blood borne or other pathogens. Although we have implemented training programs for employees working in the soiled linen sorting areas of our facilities and have provided our employees with protective clothing and hepatitis B vaccinations, there may be potential threats to the health and welfare of our employees during the course of their employment, which may result in workers’ compensation and occupational health and safety claims being made against us. The geographic dispersion and number of facilities we manage increases the complexity of ensuring that all 5,900 employees comply with our policies and procedures.

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

One of the services we offer is providing sterile linen items to our customers. If those items or any of our products such as linen, towels, or patient gowns were cross-contaminated within our facilities we may be exposed to potential product liability risks. We take appropriate precautions in an effort to prevent such occurrences through quality control procedures we have developed, but it is possible that contamination may occur through sabotage or human error. We may be held liable if injuries or illness to customers or their patients result from the use of our products. Product liability insurance is generally expensive, if available at all, and our present insurance coverage may not be adequate. We may not be able to obtain adequate insurance coverage at a reasonable cost in the future.

We conduct business operations at numerous facilities and deliver our products to our customers via a fleet of delivery trucks. In connection with our business operations, there is reason, from time to time, for representatives of customers, suppliers, service providers and other visitors and business invitees to be in or about our facilities. Our delivery trucks are on the public roads and highways throughout most of every week exposed to the general public. We have in the past experienced claims of injury on the part of visitors or business invitees to our facilities, and by others relating to accidents involving our delivery fleet. We may be subject to such claims in the future. Any such claims may harm our operating results. In addition, we maintain a large deductible on self-insured retention for our insurance and if we have underestimated the aggregate amount of claims, or if such claims are found to not be covered by our insurance, our financial results may be negatively impacted.

Environmental issues, whether arising from our current operations or from facilities we have recently acquired, or may in the future acquire, may subject us to significant liability and limit our ability to grow.

Our facilities are subject to various federal, state and local laws and regulations, including the federal Clean Water Act, Clean Air Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and Liability Act and similar state statutes and regulations. In particular, we use and must dispose of wastewater containing detergent and other residues from the laundering of linens and other products through publicly operated treatment works or sewer systems and are subject to volume and chemical discharge limits, penalties and fines for non-compliance. Under environmental laws, as an owner, lessee or operator of our facilities we may be liable for the costs of removal or remediation of hazardous or toxic substances located on or in or emanating from our owned, leased or operated property, as well as related costs of investigation and property damage. Liability may be imposed upon us without regard to whether we knew of or were responsible for the presence of hazardous or toxic substances. Locations which we own, lease or operate or which we may acquire, lease or operate in the future may have been operated in a manner that may not be in compliance with environmental laws and regulations and these future uses or conditions may result in the imposition of liability upon us under such laws or expose us to third party actions such as tort suits. In addition, such regulations may limit our ability to identify suitable sites for new or expanded service centers. In connection with our operations, hazardous or toxic substances may migrate from properties on which we operate, or which were operated by companies we acquired, to other properties. We may be subject to significant liabilities to the extent that human health is damaged or the value of such properties is diminished by such migration. Although we conduct environmental due diligence on properties that we acquire, lease or operate, including in some cases having Phase I environmental audits conducted, because of the difficulty in detecting some environmental conditions, we may not have discovered all environmental conditions on those properties. In addition, some of our properties contain underground storage tanks. Although we have been working to remove these tanks from our properties and are not aware of any material remediation arising from them, the presence of these tanks on our properties may result in environmental liabilities being imposed on us.

We have contingent liabilities on guarantees of leases for some of our former retail store locations. We also have received an unsecured junior subordinated promissory note from the acquiring company of our former retail business.

As a term of the sale of our retail business in July 2004, we agreed to guarantee payments due under leases for 103 of the retail stores operated by our former retail business until the end of the current term of each lease. As of January 26, 2008, we are guarantor on 29 remaining leases and our maximum aggregate potential liability under these leases is approximately $4.5 million. We also received an unsecured junior subordinated promissory note for approximately $4.0 million of the purchase price for our former retail business. The payment of this note is subordinated to the bank indebtedness which the buyer of the retail business incurred in connection with its acquisition of that business. We are currently carrying this note on our balance sheet at $3.8 million, which reflects a discount of $1.0 million made on the note at the time of the sale accreted through January 26, 2008. The retail business that was sold participates in a highly competitive retail segment that is particularly sensitive to economic conditions. If we were required to make significant payments under the store leases and were unable to recoup them from the buyer, or if the buyer of the retail business was unable to make payments under the promissory note, our results of operations and financial condition may be harmed.

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

Our bank credit facility contains strict financial covenants. Among other things, these covenants require us to maintain specified ratios of earnings to fixed expenses and debt to earnings, as well as specified minimum net worth levels. Our lenders may not consent to amendments to these covenants on commercially reasonable terms in the future if we require such relief. In the event that we do not comply with the covenants and our lenders do not consent to such non-compliance, we will be in default of our loan agreement, which may subject us to penalty rates of interest and acceleration of the maturity of the outstanding balances. In addition, our credit facility is secured by certain real estate, equipment, inventory and accounts receivable. A significant decline in the value of collateralized assets could put us in default of our loan agreement. In the event of a default under our credit facility, we may be required to seek additional sources of capital to satisfy our liquidity needs. These additional sources of financing may not be available on commercially reasonable terms or at all, particularly given the current conditions in the credit market. Even if they are available, these financings may result in the dilution of our stock’s value to our existing shareholders.

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

Our ability to pay quarterly dividends is at the discretion of our Board of Directors and the declaration of future dividends will depend on, among other things, availability of funds, future earnings, capital requirements, contractual restrictions, financial condition and general business conditions. Although we have regularly paid quarterly dividends on our common stock, we may not be able to pay dividends on a regular quarterly basis or, if we are able to pay dividends, we may not be able to pay them at the same level in the future. Furthermore, any new shares of common stock that we may issue will substantially increase the cash required to continue to pay cash dividends at current levels. Any reduction or discontinuation of quarterly dividends may cause the market price of our shares of common stock to decline significantly. In addition, in the event our payment of quarterly dividends is reduced or discontinued, our failure or inability to resume paying dividends at historical levels may result in a persistently low market valuation of our shares of common stock.

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

The process of integrating acquired operations into our existing operations may result in operating, contract and technology difficulties, including, but not limited to, the following:

•	potential loss of key employees of acquired businesses;

•	problems assimilating the purchased technologies, products or business operations;

•	problems maintaining uniform standards, procedures, controls and policies;

•	unanticipated costs associated with the transactions, including accounting charges and transaction expenses;

•	diversion of management’s attention from our core business; and

•	adverse effects on existing business relationships with suppliers and customers.

Also, while we have structured most of our recent acquisitions as asset purchases, we may fail to discover liabilities of any acquired companies for which we may be responsible as a successor owner or operator in spite of any investigation we make prior to the acquisition. Such discoveries may divert significant financial, operational and managerial resources from our existing operations, and make it more difficult to achieve our operating and strategic objectives. The diversion of management attention, particularly in a difficult operating environment, may affect our results. In addition, our ability to make acquisitions may be limited.

Current activities related to our review of strategic alternatives may negatively impact our operating results.

In September 2007, our Board of Directors authorized Morgan Joseph & Co., Inc. to pursue strategic alternatives for the Company, including a possible sale. In addition to the legal and other expenses incurred, management has devoted a substantial amount of time to the process. If the process continues for a significant amount of time, the diversion of management attention may affect our results. Also, the uncertainty of the Company’s future as it relates to this process may have a negative impact on the negotiation of customer contract renewals.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

A list of our principal facilities as of January 26, 2008, follows. No individual property, owned or leased, is of material significance to our operations or total assets, although relocating any facility would create temporary diseconomies. In our opinion, all such facilities are maintained in good condition and are adequate and suitable for the purposes for which they are used. All properties are owned unless otherwise indicated.

Laundries

Antioch, CA(1)	Holly Hill, FL	Rockmart, GA
Ballston Spa, NY	Houston, TX	Sacramento, CA (leased)
Batavia, NY	Lorain, OH	San Diego, CA
Chicago, IL	Los Angeles, CA	San Fernando, CA
Colton, CA	Ooltewah, TN	Somerville, MA (leased)
Columbia, SC	Orange, CA	Stockton, CA
Dallas, TX	Pawtucket, RI	Tampa, FL
Durham, NC	Phoenix, AZ	Turlock, CA (leased)
Fresno, CA	Pittsburg, CA (leased)(1)	Worcester, MA (leased)
Hempstead, NY (leased)	Pomona, CA

(1)	– The Company’s owned facility in Antioch, California, will be replaced in the first half of fiscal 2008 by a leased facility in nearby Pittsburg, California.

As of January 26, 2008, our operations were located in 15 states, and consisted of 28 laundry service centers, owned and leased, plus warehouse facilities and depots. Our laundry facilities are generally not fully utilized, although most of them operate on a multi-shift basis. While some of our facilities are operating at near full capacity, output of several of our facilities could be increased with the installation of additional equipment.

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

Item 4. Submission of Matters to a Vote of Security Holders

Information with respect to matters submitted to a vote of security holders in the fourth quarter of our 2007 fiscal year was previously reported in our Form 10-Q for the quarter ended October 27, 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the symbol “AGL.” The following table sets forth the high and low sale prices of our common stock and the dividends per share paid during each of the quarterly periods in the two-year period ended January 26, 2008.

Year Ended January 26, 2008			Year Ended January 27, 2007
High	Low	Dividend	High	Low	Dividend
First Quarter	$30.25	$25.29	$0.11	$21.10	$16.65	$0.11
Second Quarter	26.96	19.91	0.11	20.74	14.90	0.11
Third Quarter	22.17	15.51	0.11	20.45	14.99	0.11
Fourth Quarter	20.59	13.09	0.11	28.25	19.14	0.11

There were 1,048 shareholders of record as of March 28, 2008. Our Board of Directors regularly reviews our dividend policy. Dividends to be paid in the future are dependent on our earnings, financial condition and other factors.

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

FINANCIAL SUMMARY - 5 YEARS (UNAUDITED)

Angelica Corporation and Subsidiaries

For Years Ended	January 26,	January 27,	January 28,	January 29,	January 31,
(Dollars in thousands, except per share amounts)	2008	2007	2006	2005	2004
OPERATIONS
Revenues	$429,957	$425,735	$418,357	$308,034	$283,319
Gross profit	58,405	61,935	54,057	48,769	53,782
Operating expenses and other, net, excluding
interest expense	(49,269)	(50,176)	(46,131)	(34,225)	(37,549)
Interest expense	(9,493)	(9,412)	(7,198)	(1,356)	(714)
(Loss) income from continuing operations
before income taxes	(357)	2,347	728	13,188	15,519
Income tax benefit (provision)	4,296	1,286	1,591	(2,440)	(4,356)
Income from continuing operations	3,939	3,633	2,319	10,748	11,163
Loss from discontinued operations,
net of tax	-	-	(1,286)	(1,369)	(1,960)
Loss on disposal of discontinued operations,
net of tax	-	-	(785)	(3,018)	-
Net income	$3,939	$3,633	$248	$6,361	$9,203
PER SHARE DATA
Diluted income from continuing operations	$0.42	$0.39	$0.25	$1.18	$1.25
Diluted loss from discontinued operations	-	-	(0.22)	(0.48)	(0.22)
Diluted net income	0.42	0.39	0.03	0.70	1.03
Cash dividends paid	0.44	0.44	0.44	0.44	0.41
Common shareholders' equity	$16.31	$16.00	$16.08	$16.69	$16.51
RATIOS AND PERCENTAGES
Current ratio (current assets to current
liabilities)	2.0 to 1	1.4 to 1	1.4 to 1	1.7 to 1	1.8 to 1
Total debt to total debt and equity	37.3%	36.7%	36.4%	31.1%	11.8%
Gross profit margin	13.6%	14.5%	12.9%	15.8%	19.0%
Effective tax rate (continuing operations)	nm	(54.8%)	(218.6%)	18.5%	28.1%
Net income margin from continuing
operations	0.9%	0.9%	0.6%	3.5%	3.9%
Return on average shareholders' equity	2.6%	2.4%	0.2%	4.3%	6.4%
Return on average total assets	1.2%	1.1%	0.1%	2.4%	4.0%
OTHER SELECTED DATA
Working capital	$64,897	$31,781	$28,497	$36,525	$37,849
Additions to property and equipment	16,116	7,359	19,434	14,977	22,439
Depreciation and amortization	19,927	19,641	19,542	13,194	10,618
Cash flows from operating activities of
continuing operations	2,932	4,169	20,438	17,514	23,861
Cash flows from investing activities of
continuing operations	(7,554)	(256)	(62,874)	(72,180)	(37,889)
Cash flows from financing activities of
continuing operations	1,504	(1,826)	42,384	44,836	(2,847)
Long-term debt, including current maturities	90,000	85,396	85,415	68,230	19,545
Total assets	$320,409	$336,305	$331,428	$288,953	$235,781
Average number of shares of common stock
outstanding, adjusted for dilutive effects	9,319,398	9,232,046	9,275,246	9,124,537	8,957,996
Approximate number of associates	5,900	6,400	6,600	6,100	5,700

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Any forward-looking statements made in this document reflect our current views with respect to future events and financial performance and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that may cause actual results to differ materially from those set forth in these statements. These potential risks and uncertainties include, but are not limited to, competitive and general economic conditions, the ability to retain current customers and to add new customers in competitive market environments, competitive pricing in the marketplace, delays in the shipment of orders, availability of labor at appropriate rates, availability and cost of energy and water supplies, the cost of workers’ compensation and healthcare benefits, the ability to attract and retain key personnel, our ability to recover our seller note and avoid future lease obligations as part of our sale of our former Life Uniform division, our ability to execute our operational strategies, unusual or unexpected cash needs for operations or capital transactions, the effectiveness of our initiatives to reduce key operating costs as a percent of revenues, the ability to obtain financing in required amounts and at appropriate rates and terms, the ability to identify, negotiate, fund, consummate and integrate acquisitions, and other factors which may be identified from time to time in our filings with the Securities and Exchange Commission.

OVERVIEW

Angelica is a leading provider of outsourced linen management services to the healthcare industry in the United States. We offer comprehensive linen management services to the U.S. healthcare industry, including hospitals, long-term care facilities, surgery centers, medical clinics, and other medical providers. Among the items that we clean and provide, on either a rental or customer-owned basis, are bed linens, towels, gowns, scrubs, surgical linens and surgical packs, as well as mops, mats and other dust control products. To a more limited extent, we also provide linen management services to customers in the hospitality business. Currently, we operate 28 laundry service centers in fifteen states and serve customers in 25 states.

In the fourth quarter of fiscal 2007, we closed and sold our Edison, New Jersey service center. The service center had been underperforming for some time, and the Board reached the decision to close or sell the facility after it failed to make the progress management expected in the first half of fiscal 2007.

As previously announced, our Board of Directors has authorized Morgan Joseph & Co., Inc. to pursue strategic alternatives for the Company, including a possible sale. The Board reached this decision after taking into consideration: 1) the challenges we face in executing our strategy as a public company; 2) the added expense associated with being a relatively small public company; and 3) the desire of certain significant shareholders that the Company explore a sale.

Since July 2004 our continuing operations have consisted exclusively of linen management services delivered primarily to the healthcare industry. In fiscal 2007, healthcare linen services represented approximately 98% of our revenues, with 2% of revenues from other linen service markets.

Although our fiscal year has not changed, we changed the terminology describing our fiscal year in February 2004. We now, and retroactively, refer to the fiscal year by the calendar year in which the first 11 months of the fiscal year fall. Fiscal year 2007 started on January 28, 2007 and ended on January 26, 2008, fiscal year 2006 started on January 29, 2006 and ended on January 27, 2007, and fiscal year 2005 started on January 30, 2005 and ended on January 28, 2006.

Revenues are recognized at the time the service is provided to the customer. Our revenues have grown from $283.3 million in fiscal 2003 to $430.0 million in fiscal 2007, or 51.9% over the four-year period. While a portion of our growth has been achieved organically by expanding relationships with existing customers and adding new customers, we began adding to this growth with acquisitions in fiscal 2003. Going forward, we seek to accelerate our annual organic growth rate to 7%-10% through the customer-focused programs described herein, and to potentially supplement this growth with additional acquisitions consistent with Board-approved debt guidelines.

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

Cost of services are recognized and recorded as incurred. Over the last five years, our cost of services as a percent of revenues have ranged from a low of 81.0% in fiscal 2003 to a high of 87.1% of revenues in fiscal 2005, primarily due to the volatility of energy costs. The major components of our cost of services are:

•	Linen depreciation, which represented 17.9% of revenues in fiscal 2007, versus 16.5% in fiscal 2006;
•	Direct and indirect production labor and fringe benefit costs, which represented 32.4% of revenues in fiscal 2007 and 33.4% of revenues in fiscal 2006;
•	Utilities, which represented 9.7% of revenues in fiscal 2007, versus 9.8% in fiscal 2006. This includes natural gas, which was 5.9% of revenues in fiscal 2007 and 6.0% in fiscal 2006; and
•	Delivery expenses, which represented 15.4% of revenues in fiscal 2007 versus 14.6% in fiscal 2006. This includes delivery fuel expense which was 2.1% of revenues in fiscal 2007 and fiscal 2006.

In fiscal 2006 and 2007 we continued implementing our operations process improvement project that was designed to lower our cost of services through more efficient operations and best practices implementation. We also installed a global positioning system and delivery planning and routing technology to help control delivery costs. In addition, we worked to reduce cost of services by continuing to improve linen and natural gas procurement, continuing to capitalize on the benefits of our global positioning system and delivery planning and routing technology, and making capital investment in our facilities to increase labor productivity and reduce energy utilization. In addition, we have instituted a standardization process for purchasing linens and changed our energy hedging policy to an operational model from an economic model, allowing us to take advantage of longer term buying opportunities for natural gas in the future. Since October 2005 we have entered into futures contracts to reduce our exposure to volatility in natural gas prices. These contracts, combined with existing fixed price contracts for the physical delivery of natural gas, effectively fix the cost for approximately 62% of our total natural gas requirements for fiscal 2008, and 35% and 12% for fiscal 2009 and fiscal 2010, respectively. We will continue to focus our efforts on obtaining customer contract pricing that is variable with energy costs and supplement this with attractive natural gas purchasing opportunities with a goal of locking in natural gas prices and quantities for periods that roughly match up with customer contract expirations when contracts provide inadequate protection against rising prices.

Over the past four years, our gross profit has grown from $53.8 million in fiscal 2003 to $58.4 million in fiscal 2007. During this period, gross margin has ranged from 12.9% in fiscal 2005 to 19.0% in fiscal 2003. Our goal of reaching a 20% gross margin will be impacted by a number of factors, including our ability to obtain price increases equal to the inflationary pressures we experience. While the majority of our customer contracts have inflation pricing escalator clauses based on various Consumer Price Indexes, or CPI, the costs listed above affect us to a greater degree than the CPI, as they comprise a much larger part of our cost structure. In addition, mounting pressure on our healthcare customers to contain costs hinders our ability to negotiate price increases in line with inflation. We cannot predict the degree to which we will be affected by future energy availability or costs, but we believe our current efforts of negotiating energy matrices in customer contracts, supplemented by our energy hedging policy, will allow us to lessen our energy cost volatility and take advantage of pricing opportunities in the energy market in the future.

Selling, general and administrative, or SG&A, expenses include all other operating expenses not included in cost of services, including those related to sales and marketing, human resources, accounting, information systems, and other administrative functions not allocable to individual customers. In fiscal 2007, SG&A expenses were $49.1 million, representing 11.4% of revenues compared with $51.3 million, or 12.1% of revenues in fiscal 2006. Of the fiscal 2007 SG&A expense, $31.2 million was attributable to our 28 service centers and $17.9 million was attributable to our Atlanta and St. Louis corporate offices. We expect SG&A expense to continue to decline as a percent of revenues as we continue to grow our business organically and through acquisition and spread the fixed components of these costs over a larger revenue base.

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

Our business is also impacted by some seasonality associated with two major cost areas – production labor and natural gas costs. Production labor costs typically rise in the fourth and first quarters as a percentage of revenues, as holiday pay and overtime associated with holidays increase fourth quarter labor costs and most of our labor contract wage increases take effect in the first quarter. Natural gas costs also increase in the winter months included in the fourth and first quarters, reflecting natural gas pricing and usage in the winter months. These two costs typically are 1% to 3% of revenues higher in the fourth and first quarters than in the second or third quarters.

RESULTS OF CONTINUING OPERATIONS

	Fiscal Year Ended (dollars in thousands)
	January 26, 2008		January 27, 2007		January 28, 2006
Revenues	$429,957	100.0%	$425,735	100.0%	$418,357	100.0%
Cost of services	371,552	86.4%	363,800	85.5%	364,300	87.1%
Gross profit	58,405	13.6%	61,935	14.5%	54,057	12.9%
Selling, general and administrative expense	49,100	11.4%	51,306	12.1%	50,092	12.0%
Amortization of other acquired assets	4,197	1.0%	4,281	1.0%	4,036	1.0%
Other operating income, net	2,751	0.6%	2,987	0.7%	6,384	1.5%
Income from operations	7,859	1.9%	9,335	2.2%	6,313	1.5%
Interest expense	9,493	2.2%	9,412	2.2%	7,198	1.7%
Non-operating income, net	1,277	0.3%	2,424	0.6%	1,613	0.4%
(Loss) income before income taxes	(357)	0.0%	2,347	0.6%	728	0.2%
Income taxes	(4,296)	-1.0%	(1,286)	-0.3%	(1,591)	-0.4%
Income from continuing operations	$3,939	1.0%	$3,633	0.9%	$2,319	0.6%

ANALYSIS OF FISCAL 2007 CONTINUING OPERATIONS COMPARED TO 2006

Revenues of $430.0 million in fiscal 2007 represented an increase of $4.2 million, or 1.0%, from fiscal 2006. Organic growth from net new business additions and price increases contributed $5.0 million of the increase, resulting in an organic growth rate of 1.2%. The organic growth was partially offset by a net reduction in revenues of $0.8 million related to acquisitions and divestitures, primarily due to the sale of non-healthcare customer accounts in fiscal 2006. Healthcare revenues increased by 2.5% in fiscal 2007 to $421.7 million.

Approximately $12.4 million and $14.1 million of revenues in fiscal 2007 and 2006, respectively, were generated from our Edison, New Jersey service center, which was closed in December 2007.

Cost of services of $371.6 million in fiscal 2007 increased $7.8 million or 2.1% from fiscal 2006 primarily due to increased linen costs. As a percentage of revenues, linen amortization increased from 16.5% in fiscal 2006 to 17.9% in fiscal 2007. The variance in linen amortization was a result of increased linen purchases to satisfy our 100% fill initiative and higher quality linen and our second quarter fiscal 2006 accounting policy change to increase the useful life of linens. Total company production and delivery costs increased $1.0 million from $291.2 million in fiscal 2006 to $292.2 million in fiscal 2007; however, the same costs for the Edison service center increased $2.8 million year over year. The $1.8 million favorable variance in these costs for all other service centers excluding Edison was a result of lower operating volumes, increased operating efficiencies, and favorable workers' compensation claims experience.

Gross profit decreased from $61.9 million in fiscal 2006 to $58.4 million in fiscal 2007. Included in these amounts were losses from the Edison service center of $8.1 million and $3.3 million in fiscal 2007 and 2006, respectively. Gross margin decreased to 13.6% in 2007 from 14.5% in 2006.

Selling, general and administrative (SG&A) expenses of $49.1 million decreased $2.2 million, or 4.3%, from fiscal 2006, or 11.4% of revenues in fiscal 2007 versus 12.1% in fiscal 2006. The decrease in SG&A expenses resulted from the absence of prior year expenses of $3.1 million associated with our operations process improvement implementation, the Board of Directors’ Special Committee, and professional fees related to union contract negotiations, litigation and financial consulting projects, as well as $1.4 million in reduced compensation and incentive compensation accruals year over year and a $0.5 million decline in travel and vehicle costs. These decreases were partially offset by current year increases of $0.3 million related to the settlement of a federal contract audit, $0.5 million related to additional retirement benefit accruals and severance costs due to staffing reductions, and $0.4 million related to the settlement of civil litigation filed on behalf of former employees at our Long Beach, California facility which was sold in December 2005, including dismissal of multiple workers compensation claims that were filed on behalf of the same individuals. We also incurred $1.0 million in costs related to the shutdown of the Edison service center and $0.4 million in costs related to the potential sale of the Company.

In fiscal 2007 we reported other operating income of $2.8 million, reflecting a $2.3 million gain from the sale of our Edison real estate, $0.2 million of insurance proceeds from a property insurance claim, and a $0.3 million gain from the divestiture of non-healthcare business in California. In fiscal 2006 we reported other operating income of $3.0 million which included the gains from the sale of three parcels of real estate and a settlement received from the lawsuit that was initiated in connection with the Vallejo eminent domain proceedings in fiscal 2005.

Interest expense in fiscal 2007 was $9.5 million, a slight increase from the prior year. At January 26, 2008, we had $90.0 million in total debt outstanding under a revolving loan agreement with a bank credit facility and $30.3 million of life insurance policy loans outstanding. A significant portion of our outstanding debt at January 26, 2008, bore interest at variable rates. We expect interest expense to decrease over the next fiscal year as we pay down our revolving loan and interest rates decline on our credit facility.

In fiscal 2007 we recorded $1.3 million of non-operating income, consisting primarily of interest income of $0.8 million, a $0.3 million gain from the death benefit of a Company-owned life insurance policy, and a $0.2 million distribution from the liquidation of the parent company of the issuer of life insurance policies we own. Non-operating income of $2.4 million in fiscal 2006 consisted of a $1.7 million gain on the sale of real estate, interest income of $0.9 million, and a $0.2 million gain from the death benefit of a Company-owned life insurance policy, partially offset by a $0.3 million loss related to a natural gas derivative.

We recorded an income tax benefit of $4.3 million in fiscal 2007 compared to $1.3 million in fiscal 2006. The income tax benefit in fiscal 2007 was primarily attributed to a $2.3 million benefit associated with the recognition of uncertain tax positions for which a reserve had previously been established under Financial Accounting

Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (FIN 48). Due to the expiration of the statute of limitations associated with those uncertain tax positions, we recognized the tax benefit of those positions through the effective tax rate. During fiscal 2006 we reversed a $0.3 million contingency reserve due to the expiration of the related tax statute. The benefits in both years reflect the impact of deductions related to Company-owned life insurance policies and tax credits from employment programs.

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

Cost of services of $363.8 million in fiscal 2006 decreased $0.5 million or 0.1% from fiscal 2005 as inflationary increases for labor and higher natural gas costs were more than offset by favorable experience in several other cost categories. The change in the estimated useful life of linens, as discussed below in Critical Accounting Policies and Judgments – Linen Inventory, offset increased linen purchases and resulted in a decrease in linen depreciation as a percentage of revenues, from 17.0% in fiscal 2005 to 16.5% in fiscal 2006. Initiatives put into place in recent years to create a safer work environment led to favorable workers’ compensation experience over the prior year, as related expense decreased from $9.5 million, or 2.3% of revenues, in fiscal 2005 to $7.6 million, or 1.8% of revenues, in fiscal 2006. An increase in delivery fuel expense of $0.8 million was more than offset by cost savings recognized from transferring several customer accounts among service centers to increase efficiency, resulting in a decrease in total delivery expenses as a percent of revenues from 14.1% in fiscal 2005 to 13.7% in fiscal 2006.

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

During fiscal 2005 we recognized $0.4 million in expense related to additional tax impact on the sale of our Life Uniform retail business segment in fiscal 2004, and other discontinued operations. This amount is included in net loss from disposal of discontinued operations.

FINANCIAL CONDITION

As of January 26, 2008, working capital totaled $64.9 million as compared with $31.8 million in working capital at the end of fiscal 2006. The current ratio (i.e., the ratio of current assets to current liabilities) was 2.0 to 1 at the end of fiscal 2007 compared to 1.4 to 1 at the end of fiscal 2006. The increase in working capital is primarily due to a higher balance in accounts receivable, the reclassification of certain life insurance policy loans from current to long-term, and the movement of certain deferred tax assets from long-term to current.

Accounts receivable increased by $6.9 million in fiscal 2007 primarily due to increased revenues and the transition of centralizing our cash applications and collections process in conjunction with the conversion to a lockbox collections system. Linen inventory decreased by $2.4 million as a result of better inventory management. Prepaid expenses and other current assets increased to $6.5 million in fiscal 2007 from $4.0 million in fiscal 2006, primarily due to deposits with direct source vendors for future linen purchases and some remaining equipment from our Edison, New Jersey service center that is being held in storage until management determines whether it will be sold or transferred to other service centers. The decrease in total property and equipment of $4.1 million resulted primarily from the closure and sale of our Edison, New Jersey facility.

Cash surrender value of life insurance at January 26, 2008, is presented net of approximately $30.3 million of life insurance policy loans outstanding. Other long-term assets include the value of the note receivable in the principal amount of $4.0 million from the sale of our retail business which we carried at a discounted value of $3.8 million as of January 26, 2008. Although we believe the discounted note is fairly valued, this note is not readily marketable and is subordinate to other outstanding debt of the buyer. Ultimately, the value of the note is dependent upon the success of the buyer in operating the purchased business.

In fiscal 2007 we modified the presentation of deferred tax assets and liabilities in accordance with the provisions of FIN 48, whereby unrecognized tax benefits are no longer reflected in the Consolidated Balance Sheet.

Accrued wages and compensation decreased $2.8 million from fiscal 2006 as a result of lower incentive compensation accruals. Other accrued liabilities decreased by $5.3 million from fiscal 2006 to $24.1 million in fiscal 2007, primarily due to the release of uncertain tax positions as discussed above and a decrease in insurance reserves.

Long-term debt of $90.0 million as of January 26, 2008, was an increase of $4.7 million from the previous year end, reflecting additional borrowings from our credit facility to fund the higher working capital balance discussed above. Deferred compensation and pension liabilities decreased by $2.5 million from fiscal 2006 to $12.2 million in fiscal 2007, a result of approximately $2.1 million of contributions to our defined benefit plan. We expect contributions to the defined benefit plan to be approximately $1.3 million in fiscal 2008. Other long-term liabilities of $1.0 million were a decrease of $1.6 million from the prior year primarily due to a reduction in liabilities related to our natural gas hedges. Our ratio of total debt to total capitalization as of January 26, 2008 was 37.3%, up slightly from 36.7% as of January 27, 2007. Book value per share increased to $16.31 at the end of fiscal 2007 from $16.00 at the end of fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash flows provided by operating activities were $2.9 million in fiscal 2007, a decrease of $1.2 million from the prior year. The decrease resulted from a higher balance in accounts receivable and a lower balance in accrued wages and other compensation, as discussed above, and a decrease in the liabilities related to our natural gas hedges, partially offset by a decreased balance in linen inventory. For fiscal year 2008, we anticipate that accounts receivable will return to a normalized level, after considering growth in our business, and that interest payments will decline from 2007. Our required pension contributions for 2008 are currently estimated to decrease by approximately $0.8 million from fiscal 2007.

Cash flows from investing activities included $14.3 million in capital expenditures (excluding $2.2 million included in accounts payable at year end), up from $8.0 million in the prior year as our capital expenditures returned to a normalized level following the implementation of best practices systemwide. During fiscal 2007, we received net proceeds of $7.5 million from the sale of the Edison, New Jersey real estate and non-healthcare customer accounts and $0.3 million from the death benefit of a Company-owned life insurance policy. We expect fiscal 2008 capital expenditures to be approximately $15.0 million of new expenditures plus $3.0-$4.0 million of carryover expenditures, including the new Pittsburg, California facility begun in 2007, which will be completed in 2008.

Cash provided by financing activities was $1.5 million in fiscal 2007 reflecting additional borrowings from our credit facility as discussed above and $0.8 million proceeds from stock option exercises, partially offset by dividend payments of $4.2 million.

Financing Arrangements

Our long-term bank borrowings are financed through a $125.0 million revolving credit facility under a loan agreement that matures on November 30, 2010. Amounts borrowed under the credit facility bear interest at a floating rate equal to either (i) LIBOR plus a margin, or (ii) a Base Rate, defined as the higher of either (a) the Federal Funds Rate plus 0.50% or (b) the Prime Rate. The margin for the LIBOR rate option is based on our ratio of “Funded Indebtedness” to “EBITDA,” as each is defined in the loan agreement, and may range from 1.5% to 2.0%. The LIBOR interest rate option may be selected for periods of 1 to 3 months, 6 months or 12 months.

As of January 26, 2008, there was $90.0 million of outstanding debt under our credit facility secured by a first lien on all equipment, inventory and accounts receivable, and certain real estate. Of this amount, $84.5 million bore interest at rates ranging from 4.92% to 5.17% under LIBOR contracts, plus a margin (2.0% as of January 26, 2008), and $5.5 million bore interest at 6.5%, the prime rate as of January 26, 2008. Furthermore, we had $11.5 million outstanding in irrevocable letters of credit as of January 26, 2008, which reduced the amount available to borrow under the line of credit to $20.2 million. These letters of credit are primarily issued to insurance carriers to secure our ability to pay our self-insured workers’ compensation liabilities. They automatically renew annually and may be amended from time to time based on collateral requirements of the carriers. We pay a fee on the outstanding letters of credit and unused funds based on the ratio of “Funded Indebtedness” to “EBITDA” as the terms are defined in the credit facility. As of January 26, 2008, the fee on the outstanding letters of credit and unused funds was 2.50% and 0.25%, respectively.

We are subject to certain financial covenants under our loan agreement. The covenants require us to maintain a minimum ratio of “EBITDA” to “Fixed Charges” (as defined in the loan documents) of no less than 1.15 to 1, and a ratio of “Funded Indebtedness” to “EBITDA” of no more than 3.5. We are also required to maintain a consolidated net worth of $120.9 million plus an aggregate amount equal to 50% of quarterly net income beginning with the fourth quarter fiscal 2005 (with no reductions for net losses), and an asset coverage ratio of no less than 1 to 1. As of January 26, 2008, we were in compliance with all loan covenants.

As of January 26, 2008, we had approximately $30.3 million of loans outstanding against $32.6 million cash value of Company-owned life insurance policies. The loans bore interest at a fixed rate of 8.0% or variable rates ranging from 5.7% to 6.2%. These life insurance policies were purchased by us on the lives of a number of officers and directors, both past and present. We pay the premium and own the policy and carry the policy on our Consolidated Balance Sheet at the cash value of the policy, net of any loans outstanding which we do not expect to repay prior to the death of the covered individual. Upon the death of any of the covered individuals, we receive the designated death benefit on the policy and may realize a gain to the extent that the death benefit exceeds the cash value. The proceeds upon surrender of the policy would be reduced by the amount of any loans outstanding, unless repaid by us prior to that time. Redeeming such policies prior to death would trigger an income tax liability; therefore, we choose to borrow against the cash value versus redeeming such policies.

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

CONTRACTUAL OBLIGATIONS

Future payments due under contractual obligations, aggregated by type of obligation, as of January 26, 2008, are as follows:

(Dollars in thousands)	Payments due by period
		Less than	1 - 3	3 - 5	More than
Contractual obligations:	Total	1 year	years	years	5 years
Long-term debt, including interest	$104,436	$5,121	$99,315	$-	$-
Operating leases	42,421	9,725	14,690	8,684	9,322
Purchase obligations:
Linen contracts	2,012	2,012	-	-	-
Natural gas contracts	31,732	17,242	14,490	-	-
Deferred compensation and pension liabilities	23,435	2,997	3,241	2,923	14,274
Total	$204,036	$37,097	$131,736	$11,607	$23,596

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

Linen Inventory

Linen inventory includes linens in service as well as linen inventory not yet placed into service. Linens in service represent the unamortized cost of textile and linen products purchased for service to customers and linen inventory is stated at cost. We review our policy for amortizing linens in service on an ongoing basis. In order to satisfy our initiative to provide customers with 100% order fill rates we purchased a significant amount of additional linens in fiscal 2006, which results in linens being washed less often and therefore lasting longer. As a result, we determined that the actual useful life of our linens was longer than the estimated useful life previously used for amortization purposes in our financial statements and, effective April 30, 2006, the first day of our 2006 second fiscal quarter, changed the estimate of the average useful life from 60 weeks to 63 weeks to reflect the estimated period during which these linens will remain in service. Specific physical identification and inventory of linens in service is impractical in our business due to the fact that the inventory is circulating between our facilities and our customers’ facilities; however, available industry data supports the reasonableness of a 63 week useful life. Furthermore, our amortization policy has produced historical levels of linens in service that are comparable as a percent of textile service rental revenues. The effect of the change in useful life was to reduce fiscal 2006 linen amortization expense by $1.6 million, increase fiscal 2006 net income by $1.0 million, increase fiscal 2006 basic income per share by $0.11, and increase fiscal 2006 diluted income per share by $0.10. We believe our amortization policy is appropriate for the valuation of linens in service.

Self-Insurance Liabilities

We self-insure liabilities for non-union employee medical coverage and liabilities for casualty insurance claims, including workers’ compensation, general liability and vehicle liability, up to certain levels. We purchase insurance coverage for large claims over the self-insured retention levels. In fiscal 1999, we sold all casualty claims occurring prior to February 1, 1999, to an insurance company. We maintain the liability for casualty claims that have occurred since February 1, 1999, and these amounts are set forth on our Consolidated Balance Sheet as of January 26, 2008. Self-insurance liabilities are estimated using actuarial methods and historical data for payment patterns, cost trends and other relevant factors. While we believe that the estimated liabilities of $16.6 million and $1.5 million recorded for casualty and employee medical claims, respectively, as of January 26, 2008, are adequate, and that appropriate judgment has been applied in determining the estimates, such estimated liabilities could differ materially from actual liabilities resulting from the ultimate disposition of the claims.

Income Taxes

We recognize deferred income tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of the assets and liabilities. Balances in the deferred income tax accounts are regularly reviewed for adequacy and recoverability by analyzing the expected income necessary to realize the deferred assets, the anticipated tax rates applicable when the deferred items are expected to be recognized and the ability to utilize carryforward items. We believe that adequate provisions for income taxes have been made for all periods presented, and net deferred tax assets will be fully recovered, except for $0.1 million for which a valuation allowance has been recorded. At January 26, 2008, we reported a net deferred tax asset of $13.9 million in federal net operating loss and credit carryforward and various state net operating loss and tax credit carryforwards. We do not provide for deferred tax liabilities related to the cash surrender value of our Company-owned life insurance policies under the assumption that these policies will be held by us until death of the insured.

Despite our belief that our tax return positions are consistent with applicable tax laws, we believe certain positions could be challenged by tax authorities. Settlement of any challenge can result in no change, a complete disallowance or a partial adjustment. Significant judgment is required in the evaluation of our reserves. Our reserves are regularly reviewed under the provisions of FIN 48 for adequacy and adjusted based on changing circumstances and the progress of tax audits. In fiscal 2005 we recorded an increase in the reserve of $0.2 million related to our discontinued operations. In fiscal 2006 we recognized a $0.3 million adjustment resulting in a reduction to tax expense. In fiscal 2007, we recognized the tax benefit associated with $2.3 million of previously uncertain tax positions due to the expiration of related statutes of limitation. As of January 26, 2008, we have only an immaterial amount of unrecognized tax benefits remaining that would affect the Company's effective tax rate.

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, we consider the possible impairment of our long-lived assets, excluding goodwill, whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Indications of possible impairment include, but are not limited to, operating or cash flow losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. To determine the potential impairment of long-lived assets, we are required to make estimates of the projected future cash flows associated with the use of the assets, as well as their fair values. We believe that the carrying values of our long-lived assets as of January 26, 2008 are fully recoverable.

Under SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill recorded as of June 30, 2001 was no longer amortized effective in fiscal 2002. Instead, goodwill is tested for impairment using a fair-value based analysis at least annually as of the end of the third quarter.

Derivative Financial Instruments

We enter into derivative contracts to manage our exposure to cash flow fluctuations related to changes in the price of natural gas. We do not hold any derivative financial instruments for trading or speculative purposes. In accordance with SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities,” we have elected to apply cash flow hedge accounting for our natural gas futures contracts, where contract terms match and a perfect hedge is determined to exist. For these cash flow hedges, changes in the fair value of the derivatives are measured quarterly and reported in accumulated other comprehensive income. For the natural gas futures contracts that are not considered a cash flow hedge for accounting purposes, the quarterly change in fair value of the derivatives is reported as non-operating income or expense. We believe the use of hedge accounting for our derivative contracts, where matched terms exist, provides the best accounting alternative for determining our quarterly and annual financial results.

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

NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” SFAS No.  155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for our fiscal year ending January 26, 2008. The adoption of SFAS No. 155 had no impact on our consolidated financial statements.

In June 2006, the EITF reached a consensus on Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount that Could Be Realized in Accordance with FASB Technical Bulletin 85-4.” EITF 06-5 stipulates that the cash surrender value and any additional amounts provided by the contractual terms of the insurance policy that are realizable at the balance sheet date should be considered in determining the amount that could be realized under the life insurance policy. The consensus also provides additional guidance for determining the amount to be realized, including the policy level for which the analysis should be performed, amounts excluded and measurement criteria. Entities will have the option of applying the provisions of EITF 06-5 as a cumulative effect adjustment to the opening balance of retained earnings or retrospectively to all prior periods. EITF 06-5 is effective for our fiscal year ending January 26, 2008. The adoption of EITF 06-5 had no impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. SFAS No. 157, as originally issued, was effective for our fiscal year ending January 31, 2009. However, on February 12, 2008, the FASB issued Final FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157,” which deferred the effective date of SFAS No. 157 for one year, as it relates to certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.” SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for our fiscal year ending January 31, 2009. We do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial statements.

In June 2007, the EITF reached a consensus on EITF Issue No. 06-11, “Accounting for Income Tax Benefits on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize a realized income tax benefit associated with dividends or dividend equivalents paid on nonvested equity-classified employee share-based payment awards that are charged to retained earnings as an increase to additional paid-in capital. EITF 06-11 will be applied prospectively to any income tax benefits that result from dividends that are declared on or after January 27, 2008. We do not expect the adoption of EITF 06-11 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” This statement amends SFAS No. 141 and provides revised guidance for recognizing and measuring assets acquired and liabilities assumed in a business combination. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination, and requires that transaction costs in a business combination be expensed as incurred. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141R will impact our accounting for business combinations completed on or after February 1, 2009.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to commodity price risk related to the use of natural gas in our laundry service centers. The total cost of natural gas in fiscal 2007 was $25.3 million. To reduce the uncertainty of fluctuating energy prices, we have entered into fixed-price contracts as of January 26, 2008 for approximately 62% of our estimated natural gas purchase requirements in the next 12 months. A hypothetical 10% increase in the cost of natural gas not covered by these contracts in fiscal 2008 would result in a reduction of approximately $0.9 million in annual pretax earnings.

We are also exposed to commodity price risk resulting from the consumption of gasoline and diesel fuel for delivery trucks. The total cost of delivery fuel in fiscal 2007 was $9.2 million. A hypothetical 10% increase in the cost of delivery fuel budgeted for fiscal 2008 would result in a decrease of approximately $1.1 million in annual pretax earnings.

Our exposure to interest rate risk relates primarily to our variable-rate revolving loan agreement borrowings and our life insurance policy loans. As of January 26, 2008, there was $90.0 million of outstanding debt under the credit facility bearing interest at a rate equal to either (i) LIBOR plus a margin, or (ii) a Base Rate, defined as the higher of (a) the Federal Funds Rate plus .50% or (b) the Prime Rate. The margin is based on our ratio of “Funded Indebtedness” to “EBITDA,” as each is defined in the loan agreement and as of January 26, 2008, was 2.00%. Of the $30.3 million in life insurance policy loans outstanding as of January 26, 2008, a total of $24.8 million of these loans bore interest at variable rates ranging from 5.70% to 6.20%. A hypothetical increase of 100 basis points in short-term interest rates in fiscal 2007 would result in a reduction of approximately $1.1 million in annual pretax earnings.

Item 8. Financial Statements and Supplementary Data

The financial statements and financial schedule listed in Item 15(a) of this Form 10-K, are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation as of the end of the period covered by this report of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures as of January 26, 2008, were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such item is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 26, 2008. All internal control systems have inherent limitations, including the possibility of circumvention and overriding the control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance as to the reliability of financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

In making our evaluation, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, we have concluded that our internal control over financial reporting as of January 26, 2008, is effective.

Our independent registered public accounting firm, Deloitte & Touche LLP, has audited our evaluation of the effectiveness of our internal control over financial reporting as of January 26, 2008, as stated in its report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Angelica Corporation:

We have audited the internal control over financial reporting of Angelica Corporation and subsidiaries (the “Company”) as of January 26, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 26, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 26, 2008, of the Company and our report dated April 9, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

St. Louis, Missouri
April 9, 2008

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
Committees:
Mr. Kruszewski was elected non-executive Chairman of the Board on September 18, 2007. From September 5, 2006 to September 18, 2007, he served as Lead Director. Special Finance Committee (Chairman); Corporate Governance and Nominating Committee until February 16, 2007; Compensation and Organization Committee effective February 16, 2007.

Age:	49
Director since:	2004

Director:	STEPHEN M. O’HARA
Employment:
Mr. O’Hara has served as Chief Executive Officer of the Company since September 2003 and was Chairman from January 29, 2006 to September 18, 2007. He also served as President from September 2003 to June 2005 and was reappointed as President effective October 2006. Mr. O’Hara was Chairman and Chief Executive Officer of Rawlings Sporting Goods Company, Inc., a seller of athletic equipment and uniforms, from November 1998 to Rawlings’ sale in March 2003. Mr. O’Hara continued as Chief Executive Officer of Rawlings after its sale from March 2003 to September 2003.

Directorships:	None
Committees:	Special Finance Committee
Age:	53
Director since:	2000

Director:	JAMES R. HENDERSON(1)
Employment:
Mr. Henderson is a Managing Director and operating partner of Steel Partners, L.L.C., a global investment managing firm, which is the Investment Manager for Steel Partners II Master Fund L.P., Steel Partners II, L.P. and Steel Partners II (Onshore) LP. He has been associated with Steel Partners, L.L.C. and its affiliates since August 1999. Mr. Henderson has, since March 1, 2007, served as an Executive Vice President of SP Acquisition Holdings, Inc., a “blank check company” formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more businesses or assets. Mr. Henderson has served as President and Chief Operating Officer of WebFinancial Corporation, which, through its operating subsidiaries, operates in niche banking markets, since November 2003, and as Chief Executive Officer and a director since June 2005. He has been a director (currently Chairman of the Board) of Del Global Technologies Corp., a designer and manufacturer of medical imaging and diagnostic systems, since November 2003. He has also served as President of Gateway Industries, Inc., a provider of database development and website design and development services, since December 2001. Mr. Henderson has served as a director of SL Industries, Inc., a manufacturer and marketer of power and data quality systems and equipment for industrial, medical, aerospace and consumer applications since January 2002. He has served as a director of BNS Holdings, Inc., a holding company that owns a majority of Collins Industries, Inc., a manufacturer of school buses, ambulances, and terminal trucks, since June 2004.

Directorships:	Director of BNS Holdings, Inc., SL Industries, Inc., WebFinancial Corporation; Chairman of Del Global Technologies Corp.
Committees:	Compensation and Organization Committee effective September 19, 2006
Age:	50
Director since:	2006

Director:	CHARLES W. MUELLER
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

Directorships:	Director of Ameren Corporation; former director and Chairman of the Federal Reserve Bank of St. Louis.
Committees:	Audit Committee (Chairman); Compensation and Organization Committee until February 16, 2007; Corporate Governance and Nominating Committee (Chairman)
Age:	69
Director since:	1996

Director:	KELVIN R. WESTBROOK
Employment:
Mr. Westbrook has been President and Chief Executive Officer of KRW Advisors, LLC since October 2007. He served as Chairman and Chief Strategic Officer from October 2006 to October 2007 of Millennium Digital Media Systems, L.L.C. (successor to and former affiliate of Millennium Digital Media, L.L.C. (MDM)), a broadband services company, which he co-founded in May 1997. Previously, he served as President and Chief Executive Officer of MDM.

Directorships:	Director of Archer Daniels Midland Company and Stifel Financial Corp.
Committees:	Audit Committee; Compensation and Organization Committee (Chairman)
Age:	52
Director since:	2001

Director:	DON W. HUBBLE
Employment:
Mr. Hubble served as our non-executive Chairman of the Board from February 2004 to January 2006. Mr. Hubble joined Angelica Corporation as Chairman, President and Chief Executive Officer in January 1998 and served in that capacity until September 2003 when he relinquished the titles of President and Chief Executive Officer. In January 2004, Mr. Hubble retired as executive Chairman.

Directorships:	Trustee of Johnson and Wales University.
Committees:	Corporate Governance and Nominating Committee effective February 16, 2007; Special Finance Committee
Age:	68
Director since:	1998

Director:	JOHN J. QUICKE(1)
Employment:
Mr. Quicke is a Managing Director and operating partner of Steel Partners, L.L.C., a global investment management firm, which is the Investment Manager to Steel Partners II, L.P. He has been associated with Steel Partners, L.L.C. and its affiliates since September 2005. Mr. Quicke served as Chairman of the Board of NOVT Corporation, a former developer of advanced medical treatments for coronary and vascular disease, from April 2006 to January 2008 and served as President and Chief Executive Officer of NOVT from April 2006 to November 2006. He has served as a director of WHX Corporation, a holding company, since July 2005, as a Vice President since October 2005 and as President and Chief Executive Officer of its Bairnco Corporation subsidiary since April 2007. Mr. Quicke currently serves as a director of Adaptec, Inc., a storage solutions provider, and as a director of Collins Industries, Inc., a manufacturer of school buses, ambulances and terminal trucks. He served as a director, President and Chief Operating Officer of Sequa Corporation, a diversified industrial company, from 1993 to March 2004, and Vice Chairman and Executive Officer of Sequa from March 2004 to March 2005. As Vice Chairman and Executive Officer of Sequa, Mr. Quicke was responsible for the Automotive, Metal Coating, Specialty Chemicals, Industrial Machinery and Other Product operating segments of the company. From October 2006 to June 2007, he also served as a director of Layne Christensen Company, a provider of products and services for the water, mineral, construction and energy markets. From March 2005 to August 2005, Mr. Quicke occasionally served as a consultant to Steel Partners II and explored other business opportunities.

Directorships:	Director of Adaptec, Inc., Collins Industries, Inc. and WHX Corporation.
Committees:	None; Mr. Quicke was elected non-executive Vice Chairman of the Board effective September 18, 2007.
Age:	58
Director since:	2006

Director:	RONALD N. RINER, M.D.
Employment:
Dr. Riner is President of The Riner Group, Inc., a healthcare advisory and management consulting firm, which he founded in 1980. Clientele includes hospitals, health systems and medical groups throughout the United States.

Directorships:	None
Committees:	Audit Committee; Corporate Governance and Nominating Committee
Age:	59
Director since:	2005

(1)
Directors James R. Henderson and John J. Quicke were each appointed to our Board of Directors effective August 30, 2006, pursuant to the terms of a settlement agreement dated as of the same date, between us, Steel Partners, L.L.C. and Steel Partners II, L.P. (Steel). Steel is the largest shareholder of our common stock. As part of the settlement agreement we agreed to appoint Messrs. Henderson and Quicke as directors, declassify our Board of Directors, limit the size of our Board, and make certain other corporate governance changes. Steel agreed, among other things, to withdraw its slate of nominees for director and its shareholder proposals previously submitted for action at our 2006 Annual Meeting of Shareholders and to vote all of its shares of our common stock in favor of the election of Messrs. Kruszewski and O’Hara as directors at the October, 2006 annual meeting. Steel also agreed to restrict certain of its actions with respect to transactions involving us or our assets or stock.

Executive Officers:

The principal occupations for each executive officer throughout the past five years, who is not also a director, are set forth below. All officers serve at the pleasure of the Board of Directors.

Officer:	Edward M. Davis(1)
Present Position:	Vice President
Year First Elected as an Officer:	2007
Age:	43
Officer:	Steven L. Frey(2)
Present Position:	Vice President, General Counsel and Secretary
Year First Elected as an Officer:	1999
Age:	58
Officer:	John S. Olbrych(3)
Present Position:	Senior Vice President and Chief Administrative Officer
Year First Elected as an Officer:	2006
Age:	52
Officer:	Richard M. Oliva(4)
Present Position:	Senior Vice President
Year First Elected as an Officer:	2007
Age:	48
Officer:	James W. Shaffer(5)
Present Position:	Vice President and Chief Financial Officer
Year First Elected as an Officer:	1999
Age:	55
Officer:	William R. Watson(6)
Present Position:	Senior Vice President
Year First Elected as an Officer:	2007
Age:	44

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

(2)	Steven L. Frey has been our Vice President, General Counsel and Secretary since 1999.

(3)
John S. Olbrych has been our Senior Vice President since December 2006, and has served as Chief Administrative Officer since November 2006. He was Chief Executive Officer of Carus Publishing, a publisher of children’s books and magazines, from May 2000 to August 2006.

(4)
Richard M. Oliva was elected a Senior Vice President of Angelica on March 13, 2007. He has served in the capacity of Senior Vice President, US Sales & Service since January 2007. Mr. Oliva previously served as Senior Vice President, West Business Unit from October 2005 to January 2007; Region Vice President, West Region from October 2003 to October 2005; and Region Operations Manager, West Region from September 2002 to October 2003. Prior to that, he served as Regional Operations Manager, West Region, for Ashland, Inc., a chemical, plastics and lubricants company, from December 1998 to August 2002.

(5)
James W. Shaffer, our Vice President, Treasurer and Chief Financial Officer, has served as Vice President since September 1999, Chief Financial Officer since February 2004, and was Treasurer from September 1999 to March 2005. He was reappointed Treasurer in August 2007.

(6)
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

Section 16(a) Beneficial Ownership Reporting Compliance:

Based on our records and other information, we believe that all SEC filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended (1934 Act), applicable to our directors and executive officers were complied with on a timely basis in fiscal year 2007, except that through clerical error one report was filed late by Mr. Watson. The transaction involved the withholding of shares in payment of taxes on restricted matching shares that vested in 2007.

Corporate Governance:

We have adopted a Code of Conduct and Ethics for our senior executive and financial officers pursuant to Section 406 of the Sarbanes-Oxley Act of 2002. We have posted this Code, as well as any waivers or changes to the Code, on our website, www.angelica.com.

We have not made any material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the proxy statement we filed for our 2007 Annual Meeting of Shareholders.

Our Board has established an Audit Committee which is composed entirely of independent, non-employee directors. In compliance with its charter, the Audit Committee reviews our auditing, accounting, financial reporting and internal control functions and monitors compliance with our Code of Conduct and Ethics. This committee is solely responsible for the appointment, compensation, oversight and termination of our independent public accountants and the pre-approval of audit and non-audit services. Charles W. Mueller (Chairman), Dr. Ronald N. Riner and Kelvin R. Westbrook are the current members of the committee. The Board of Directors has determined that Charles W. Mueller is an “audit committee financial expert” as defined in Item 407(d)(5) of the Securities and Exchange Commission (SEC) Regulation S-K.

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

Direct Compensation

The elements of direct executive compensation are: base salary, short-term (annual) incentive compensation (typically cash), and long-term incentive compensation (cash and/or equity-based awards).

Base Salary

We establish an executive’s initial base salary with our Company based upon a general knowledge of the base salaries paid to officers in similar positions at companies that we believe compete with us for executive talent. These companies are public and private companies of similar size and complexity, but are not necessarily companies that are also in the linen management industry or that are included in the Value Line Industrial Services peer group we use to gauge our stock performance. We also consider the base salaries paid by other linen management companies, both privately owned or divisions of larger, more diversified public companies. There is no set group of companies that has consistently been considered by us in setting initial base salaries nor are there any formal guidelines as to the relationship that the initial base salary of a newly hired executive should have to the base salaries of similar executives in any other company or group of companies.

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

Mr. O’Hara has not yet received a pay increase for fiscal 2008. Messrs. Olbrych, Frey, Shaffer and Oliva each received base salary increases for fiscal 2008 of between 2.5% and 5.3% of their fiscal 2007 salaries. Mr. Olbrych received a $10,000 raise to $265,000 for fiscal 2008 from his fiscal 2007 salary of $255,000. Mr. Frey received a $10,000 raise to $220,000 for fiscal 2008 from his fiscal 2007 salary of $210,000. Mr. Shaffer received a $5,000 raise to $205,000 for fiscal 2008 from his fiscal 2007 salary of $200,000. Mr. Oliva received a $10,000 raise to $200,000 for fiscal 2008 from his fiscal 2007 salary of $190,000. Each of these increases reflected merit increases for the individuals.

With respect to an adjustment of Mr. O’Hara’s base salary for fiscal 2007, Mr. O’Hara suggested, and the Committee agreed, that in lieu of any increase in his base salary for fiscal 2007, he be granted two additional weeks of paid vacation per year, retroactive to the beginning of the 2007 fiscal year. Mr. O’Hara is now entitled to a total of six weeks of paid vacation annually. Mr. Olbrych’s employment with us commenced on November 27, 2006, at which time his base salary was set at $250,000 per year. Mr. Olbrych received an increase in his base salary of $5,000, or 2.0%, to $255,000 for fiscal 2007. Mr. Frey’s base salary was increased $5,000, or 2.4%, over his fiscal 2006 base salary, to $210,000 for fiscal 2007. Mr. Shaffer’s base salary was increased $5,000, or 2.6%, over his fiscal 2006 base salary to $200,000 for fiscal 2007. Mr. Oliva’s base salary increased $25,000 or 15.2% over his fiscal 2006 base salary, to $190,000 for fiscal 2007. Each of these raises reflected merit increases for each of these individuals, and the raise for Mr. Oliva also reflected an increase in the scope of his responsibilities.

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

The point total for each executive officer represents the percentage of the annual incentive target amount established for the executive officer that the executive officer has actually achieved. Annual incentive target amounts are expressed as a percentage of the executive officer’s base salary for the fiscal year with the target payment for each of the named executive officers being 50% of the executive officer’s base salary for the fiscal year. Each executive officer can earn more or less than the target annual incentive percentage based upon the actual number of performance points achieved by the executive officer as well as the size of the annual incentive award pool for the fiscal year.

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

The actual level of all annual incentive awards is further dependent upon the level of our EBITDA for the fiscal year measured against pre-established threshold, target and maximum EBITDA amounts. If we earn more than the target level of EBITDA for the fiscal year, the executive officer will receive an annual incentive payment greater than that computed by reference to the executive’s performance points relative to his target award for the year. If we earn less than the target level of EBITDA for the fiscal year, the executive officer will receive an annual incentive payment less than that computed by reference to the executive’s performance points relative to his target award for the year, or may earn no annual incentive payment at all.

For fiscal 2007, the annual incentive award pool was set on the basis of growth in EBITDA, with the threshold EBITDA required for the payment of any annual incentive awards at $31.4 million, the EBITDA recorded for fiscal 2006. The EBITDA to achieve the target annual incentive award pool was $41 million for fiscal 2007 and EBITDA of $46 million for the fiscal year would have resulted in a maximum annual incentive award pool. The Company did not achieve the threshold EBITDA and as a result no annual incentive awards were paid to the named executive officers for fiscal 2007.

The annual incentive award that each named executive officer could have earned was primarily based upon the named executive officer’s achievement of performance points under certain pre-established criteria tied to the executive officer’s particular job and responsibilities within our company. If the company had achieved the threshold EBITDA, subject to adjustment based upon the size of the annual incentive award pool for fiscal 2007, each executive officer’s achievement of 100 performance points would entitle the executive officer to a target award equal to 50% of his fiscal 2007 annual base salary while a performance point total of 200 or more points would have resulted in a maximum target award of 100% of the executive officer’s fiscal 2007 base salary. While the process of earning performance points was the same as that used by the company for fiscal 2006, in certain cases, the performance criteria for the named executive officers were changed in fiscal 2007. In addition, even in cases in which the performance criteria remained the same as the fiscal 2006 performance criteria, the threshold, target and maximum amounts or the weighting of the performance criteria in the calculation of the executive officer’s annual incentive award were adjusted from the fiscal 2006 levels.

For fiscal 2007, earnings per share was a performance criterion used in the determination of a portion of each of the named executive officer’s annual incentive award. For fiscal 2007, the target for earnings per share was $0.78. Messrs. O’Hara and Olbrych could add or subtract two performance points for each $0.01 increase or decrease, as the case may be, from the target earnings per share amount. Under this formula, the threshold earnings per share for Messrs. O’Hara and Olbrych was $0.58 per share and there was no maximum (except for the fact that not more than 200 total performance points could be factored into the calculation of any individual’s annual incentive award). Mr. Frey could increase or decrease his performance points under this criterion by a single point for each $0.01 per share of earnings per share above or below the target EPS amount, with his threshold earnings per share computing to $0.58 and his maximum capped at $0.98. Mr. Shaffer also gained or lost a performance point for each $0.01 of earnings per share above or below the target, but his threshold EPS criterion was $0.68 and his maximum was established at $1.04. Mr. Oliva also gained or lost a performance point for each $0.01 of earnings per share above or below the target, but his threshold EPS criterion was $0.63 with no maximum (except for the fact that not more than 200 total performance points could be factored into the calculation of any individual’s annual incentive award). Actual EPS for fiscal 2007 was $0.42, and as a result, none of the named executive officers would have met their threshold EPS for the EPS performance criterion.

For fiscal 2007, Mr. O’Hara’s and Mr. Olbrych’s annual incentive awards were also based upon second half gross margin (target: 18%, threshold: 16.5% and maximum 19.0%); return on net assets, which is defined for these purposes as net income over the difference between total assets and total liabilities (target: 4.9%, threshold: 3.9% and maximum 6.0%); and revenue growth (achievement of revenue of $440.7 million and fiscal 2007 fourth quarter revenue increases from fiscal 2006 fourth quarter revenue of 6% for target, 4% for threshold and 8% for maximum).

In addition to the EPS criterion, the amount of Mr. Frey’s annual incentive award would have been determined by a number of other criteria geared to his responsibilities as general counsel. These other criteria included successful completion of certain designated or to-be designated transactions; successful completion of a customer contract template and development of a process for customer contract management; satisfaction ratings among users of legal services within our Company; achievement of lower legal expenses as compared with budgeted expenses; and a discretionary component to be evaluated by the chief executive officer and the chief administrative officer at the end of the fiscal year.

Mr. Shaffer, in addition to the earnings per share criterion also had performance criteria relating to return on net assets identical to Messrs. O’Hara and Olbrych as well as other criteria involving operational matters relating to the finance department, the reduction of days sales outstanding, the absence of significant deficiencies and material weaknesses in our internal control over financial performance and a discretionary component evaluated by the chief administrative officer at the end of the fiscal year.

Mr. Oliva, in addition to the earnings per share criterion also had performance criteria relating to revenue growth and second half gross margin identical to Messrs. O’Hara and Olbrych as well as other criteria, including achieving net yield growth, achieving sales targets for the Company’s products and services and successful execution of sales initiatives.

EPS was also one of the financial criterion used for determining a portion of the annual incentive payments for all of the named executive officers for fiscal year 2006. Performance points were earned by each executive officer under the earnings per share criterion if earnings per share reached the budgeted amount of $0.27. To stimulate performance above budget, each executive officer could have earned an additional performance point for each additional $0.01 of earnings per share achieved above that budget amount, up to 100 performance points for Messrs. O’Hara and Frey and up to 70 performance points under the criterion for Mr. Shaffer. Target performance points were earned by each executive officer if earnings per share exceeded the $0.27 budgeted amount by $0.10.

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

As stated above, Mr. Olbrych was not provided specific 2006 annual incentive plan criteria or targets, but the Committee determined to grant him a discretionary bonus equal to $18,000 for services rendered to our Company during fiscal 2006. The amount was determined by computing the amount of Mr. Olbrych’s target bonus for fiscal 2007 of 50% applied to his $250,000 base salary during fiscal 2006, discounting that amount by approximately 22%, and then prorating the result by the number of days during the 2006 fiscal year that Mr. Olbrych served as an executive officer of our Company. Mr. Olbrych was eligible to participate in the annual incentive awards program commencing in fiscal 2007.

The performance criteria to be utilized for fiscal 2008 have been finalized for all of the named executive officers. The annual award pool for fiscal 2008 was set on the basis of growth in EBITDA. As in the 2007 and 2006 fiscal years, the annual incentive award that each named executive officer will earn for fiscal 2008 will primarily be based upon the named executive officer’s achievement of performance points under certain pre-established criteria tied to the executive officer’s particular job and responsibilities within our Company. Subject to adjustment based upon the size of the annual incentive award pool for fiscal 2008, each executive officer’s achievement of 100 performance points will entitle the executive officer to a target award equal to 50% of his fiscal 2008 annual base salary while a performance point total of 200 or more points will result in a maximum target award of 100% of the executive officer’s fiscal 2008 base salary. While the process of earning performance points is the same as described above for fiscal 2007 and 2006, in certain cases, the performance criteria for the named executive officers has been changed in fiscal 2008. In addition, even in cases in which the performance criteria have remained the same as the fiscal 2007 performance criteria, the threshold, target and maximum amounts or the weighting of the performance criteria in the calculation of the executive officer’s annual incentive award may have been adjusted from the fiscal 2007 levels.

For fiscal 2008, earnings per share is again a performance criterion used in the determination of a portion of each of the named executive officer’s annual incentive award. Each of the named executive officers will add or subtract two performance points for each $0.01 increase or decrease, as the case may be, from the target earnings per share amount.

For fiscal 2008, Mr. O’Hara’s annual incentive award will also be based upon achieving organic revenue growth targets for the fiscal year and achieving targets for the Company’s net debt at fiscal year end.

For fiscal 2008, Mr. Olbrych’s annual incentive award will also be based upon reduction of debt criteria identical to those applicable to Mr. O’Hara, achieving targets for the amount of the Company’s direct source linen, and achieving monthly average accounts receivable aging targets.

For fiscal 2008, Mr. Frey’s annual incentive award will also be based upon successful negotiation of new production labor contracts meeting certain criteria as well as a discretionary evaluation of Mr. Frey’s performance by the Chief Executive Officer and Chief Administrative Officer.

For fiscal 2008, Mr. Shaffer’s annual incentive award will also be based upon reduction of debt criteria identical to those applicable to Mr. O’Hara as well as a discretionary evaluation of Mr. Shaffer’s performance by the Chief Administrative Officer.

For fiscal 2008, Mr. Oliva’s annual incentive award will also be based upon reduction of debt criteria identical to those applicable to Mr. O’Hara, achieving organic revenue growth targets identical to those applicable to Mr. O’Hara, achieving net yield growth targets for the fiscal year, achieving customer service targets and achieving monthly average accounts receivable aging targets identical to those applicable to Mr. Olbrych.

 Long-Term Incentive Compensation

The purpose of our long-term incentive program is to provide the opportunity for executive officers to share in the increased operating and stock price performance of the Company, and to provide further incentive for executive officers to continue their employment with the Company, through their efforts to improve the performance of our Company. We may make awards pursuant to our long-term incentive program in cash, restricted stock, stock options or stock units. All equity awards granted pursuant to the long-term incentive program are issued under our 1999 Performance Plan, which was previously approved by the shareholders.

In order to encourage meaningful levels of stock ownership by our executive officers and other key employees and to provide a strong incentive for executives to continue in the employ of our company, we have awarded in the past, and may award in the future, restricted stock and stock options.

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

We have not awarded any stock options to executive officers since the beginning of fiscal 2006, except with respect to Mr. Olbrych who, upon the initial commencement of his employment with our Company in November 2006 received a grant of nonqualified stock options for the purchase of 75,000 shares in the aggregate. The purchase price for 25,000 of the shares subject to the option was set at 100% of the average market value of our common stock on the date of the option’s grant. The purchase price of another 25,000 shares subject to the option was priced at 110% of the average market value of our common stock on the date of grant. The final 25,000 shares subject to the option had a purchase price equal to 120% of the average market value on the date of grant. Provided that Mr. Olbrych remains employed with our company at such times, the options will vest as to 25% of the number of shares at each purchase price six months after the grant date; a second 25% of each tranche will vest eighteen months after the grant date; the third 25% will vest at thirty months after the grant date; and the final 25% will vest forty-two months after the grant date.

Since 2004, we have annually granted contingent long-term incentive awards to be earned upon the achievement of predetermined financial criteria over a three-year performance period. Each fiscal year, a new three-year performance period begins under this long-term incentive program. Prior to the commencement of each performance period, awards are approved by the Committee based upon a value equal to a specified percentage of an executive officer’s then-current base salary. For Mr. O’Hara, the target percentage in setting the amount of the award or the number of shares of restricted stock subject to the long-term incentive award is 80% of his then-current base salary. For Messrs. Olbrych, Frey, Shaffer and Oliva, the target percentage is 50% of their respective base salaries. For restricted stock awards, the resulting dollar amount is converted into a specific number of shares of restricted stock based upon the then-current market price of our common stock.

The same performance criteria for a three-year performance period are set by the Committee for each of the named executive officers. Since the commencement of the current long-term incentive program, the Committee has used either earnings per share or pre-tax earnings as the performance criteria. For the performance period commencing with fiscal 2006 and ending with fiscal 2008, commencing with fiscal 2007 and ending with fiscal 2009, and commencing with fiscal 2008 and ending with fiscal 2010, the Committee elected to use earnings per share as the performance criterion.

For each performance period, the Committee establishes threshold, target and maximum earnings per share levels that determine the vesting of the awards. The actual portion of the cash or restricted stock award earned at the end of the performance period depends upon the extent to which we achieve the pre-established financial criteria during the performance period. One-third of the award will vest upon achievement of the threshold level, two-thirds upon achievement of the target level and all of the award upon achievement of the maximum level. The amount of the cash award or number of shares of restricted stock that will vest if actual earnings per share amounts fall between the maximum and the target levels, or between the threshold and the target levels, will be determined through interpolation between the relevant performance levels. Any portion of a cash or restricted stock award that has not vested at the end of the performance period will be forfeited by the executive officer. Failure to achieve the threshold level will result in forfeiture of all cash or shares subject to the award.

For the performance period beginning with fiscal 2007 and ending with fiscal 2009, the following awards of restricted stock were granted to the following named executive officers subject to the achievement of the designated financial criteria: Mr. O’Hara, 12,616 shares; Mr. Olbrych, 4,731 shares; Mr. Frey, 3,896 shares; Mr. Shaffer, 3,711 shares; and Mr. Oliva, 3,525 shares.

For the performance period beginning with fiscal 2006 and ending with fiscal 2008, the following awards of restricted stock were granted to the following named executive officers subject to the achievement of the designated financial criteria: Mr. O’Hara, 19,366 shares; Mr. Frey, 6,127 shares; Mr. Shaffer, 5,828 shares; and Mr. Oliva, 4,931 shares. Under the terms of his employment agreement, Mr. Olbrych did not begin participation in the long-term incentive program until the fiscal 2007-2009 period.

The restricted shares issued under the long-term incentive program for the fiscal 2005-2007 performance period were forfeited effective January 27, 2008, the first day following the end of our 2007 fiscal year, because the Company did not achieve the threshold earnings per share level that was required to be achieved during the fiscal 2005-2007 performance period to vest any of the shares. The number of shares forfeited by each named executive officer for the fiscal 2005-2007 performance period is as follows: Mr. O’Hara, 17,225 shares; Mr. Frey, 4,375 shares; Mr. Shaffer, 4,060 shares; and Mr. Oliva, 1,570 shares. Mr. Olbrych did not participate in the long-term incentive program for this period.

For the performance period beginning with fiscal 2008 and ending with fiscal 2010, the Company determined to make cash awards under the long-term incentive program. The Company chose to change from restricted stock awards to cash awards for this performance period as a result of the Company’s ongoing effort to pursue strategic alternatives, including a possible sale of the Company. The Company determined that the dilutive effect of granting additional shares of restricted stock could be detrimental to the strategic alternatives process and that cash awards would not have the same negative effect. In addition to the change in type of award, the Company added a provision to each award providing that the award will be forfeited if the officer is not employed by the Company for one year following a change of control, unless the Company terminated the employee without cause during such period. However, as with prior awards of restricted stock, the Committee has established threshold, target and maximum earnings per share levels that determine the vesting of these cash awards in the absence of a change of control.

For the 2008-2010 performance period, the following cash awards were granted to the following named executive officers subject to the achievement of the designated financial criteria: Mr. O’Hara, $340,000; Mr. Olbrych, $132,500; Mr. Frey, $110,000; Mr. Shaffer, $102,500; and Mr. Oliva, $100,000.

The long-term incentive program is also intended to encourage executive retention since, in most instances, termination of employment prior to the end of a performance period will result in the forfeiture of at least a portion of the cash or restricted share award. Pro-rata awards can be earned in the event of death, disability or retirement at or after age 65 at any time during the performance period, or, for performance periods beginning with the fiscal 2006-2008 period, after the first 18 months of the performance period in the event of termination by the Company without cause. The grants for the 2008-2010 performance period will also vest if, after a change of control of the Company, the officer is terminated without reason, the officer resigns with good reason, or is still employed by the Company one year after the change of control.

 Long-term Special Grant

In September 2006, we established a special long-term incentive program as an incentive to our executive officers to remain in their positions while continuing to strive to attain our financial goals and strategic business objectives. We believed this program to be advisable in light of our then untested business strategy and the conflicts with certain large shareholders occurring during this time period, both of which increase the likelihood of a change in control which may increase management’s incentive to consider alternative employment opportunities.

The special long-term awards consisted of grants of restricted stock that can vest over a ten-year period. Each year during the ten-year period on the annual anniversary of the grant date, 10% of the award becomes available for vesting if the earnings per share performance target of at least $1.67 per share is met for a single fiscal year beginning with the 2007 fiscal year and ending with the 2016 fiscal year. Upon our achievement of the earnings per share target established for this special long-term incentive program during any fiscal year in the ten fiscal-year period, all of the shares that have become available for vesting up to that time will vest. Once the earnings per share target has been achieved, an additional 10% of the award will vest on each subsequent annual anniversary of the grant date. If, by the end of the ten-year period, we fail to achieve the earnings per share target established for this special program, all of the shares will be forfeited.

The earnings per share target amount was set on the basis of the earnings per share that would be achieved at the end of the ten-year period if the earnings per share budgeted by the Company for fiscal year 2006 (the year in which the grants were made) grows at an annual compounded rate of 20%. Typically, shares that have not yet vested by the time an executive officer’s employment with the Company terminates will be forfeited. The number of restricted shares granted to each of the named executive officers is as follows: Mr. O’Hara, 19,037 shares; Mr. Frey, 5,739 shares; Mr. Shaffer, 5,459 shares; and Mr. Oliva, 6,841 shares. Mr. Olbrych did not receive grants of restricted shares under this program.

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

Insurance Plans

Our core insurance package includes health, dental, vision, disability and basic group life insurance coverage. The named executive officers are eligible to participate in these benefits on the same basis as our other employees.

Retirement Plans

401(k) Plan – Through our 401(k) Plan all eligible employees, including the named executive officers, are provided an opportunity to save for retirement on a tax-favored basis. Participation in the 401(k) Plan is generally available to all non-union Company employees who have completed six months of service. Employees may contribute up to 20% of their pay. We match employee contributions at the rate of $0.30 for every dollar contributed by the employee, up to 6% of their pay. In addition, we make a discretionary contribution on a quarterly basis of an aggregate annual amount up to 0.50% of an employee’s earnings, regardless of whether the employee contributes to the plan. Subject to limitations imposed by the Internal Revenue Code, the named executive officers participate in this benefit on the same basis as our other employees. Our matching and profit-sharing contributions for the named executive officers for fiscal 2007 were as follows: Mr. O’Hara, $6,938; Mr. Olbrych, $3,433; Mr. Frey, $5,742; Mr. Shaffer, $5,520; and Mr. Oliva, $3,071.

Qualified Defined Benefit Pension Plan – Our defined benefit pension plan was amended effective September 1, 2004, so that no employee who was not already a participant in the pension plan may become a participant on or after that date. Provided they were participants prior to September 1, 2004, the named executive officers participate in this benefit on the same basis as our other employees who were participants prior to that date. Of the named executive officers, only Messrs. Frey, Shaffer and Oliva are eligible to participate in this plan. Information about the pension plan and the anticipated benefits for the participating named executive officers can be found in the table entitled “Pension Benefits” on page 62; under the heading “Retirement Plans” on page 62; and the change in pension value earnings for the named executive officers who participate in the pension plan may be found under column (h) of the Summary Compensation Table on page 53.

Supplemental Retirement Plan – We also maintain a supplemental retirement benefit plan for a limited number of officers and management personnel selected by the Committee. Any benefit payable under the supplemental plan is reduced by benefits paid under the qualified pension plan, if any. Benefits under the supplemental plan are subject to a vesting requirement that requires a minimum of ten years of credited service before vesting begins. Benefits become fully vested after 30 years of service. Pursuant to the terms of his employment agreement, Mr. O’Hara is credited with service at the rate of one year of service for each four months of actual service rendered for purposes of determining benefits under the supplemental plan, so his vesting period began in February 2007. Presently, three of the named executive officers, Messrs. O’Hara, Frey, and Shaffer, participate in the supplemental plan. Additional information on the benefits pursuant to the supplemental plan can be found in the “Pension Benefits” table on page 62. Information about the supplemental plan can also be found under the heading “Retirement Plans” on page 62, and the change in pension value earnings for the named executive officers who participate in the plan may be found under column (h) of the Summary Compensation Table on page 53.

The Committee periodically reviews the benefits offered to the named executive officers to ensure that the benefit programs provided are competitive and cost-effective for the Company, and support its need for a qualified and experienced executive team.

Other Compensation

Perquisites

We provide minimal perquisites to the named executive officers such that, except for Mr. Olbrych, the monetary amount of which for any currently employed named executive officer is insufficient to require disclosure in the Summary Compensation Table on page 53. A description of the perquisites for Mr. Olbrych is set forth in the footnote to column (i) of the Summary Compensation Table. Executives may receive perquisites that we believe are reasonable and consistent with our overall compensation program. Certain named executive officers have the use of automobiles leased by the Company and/or receive Company-paid membership fees at lunch, airline, or business clubs. These perquisites are provided to enhance a given executive’s ability to perform the duties of his position, and to afford him a comparable status with similarly situated executives.

Potential Severance and Change-in-Control Payments

Severance Benefits

We have employment agreements with each of the named executive officers that typically contain both severance and change-in-control provisions that apply in the event of certain terminations of an executive’s employment. Mr. Olbrych’s agreement does not contain change-in-control provisions. We understand that the named executive officers may be critical to successfully completing certain transactions and wish to dissuade these individuals from considering alternative employment during any change-in-control process. In addition, we consider it likely that it would take more time for an executive to find subsequent employment than other employees, so the severance offered the named executive officers is greater than what may be provided to other Company employees. The material terms for each named executive officer are provided in a table under the caption “Material Terms of Employment and Other Agreements with Named Executive Officers” on page 58.

Change- in- Control

In recognition of the importance to us and our shareholders of maintaining focus on the business, and in order to minimize the prospect of losing executives and key managers that may occur in connection with rumored, threatened, or actual changes in corporate ownership or control, we have provided all of the named executive officers, other than Mr. Olbrych, and other key employees with benefits in the event of a change-in-control. The purpose of these provisions is to induce and provide incentives for executive officers to remain with the Company despite the uncertainties associated with an actual or threatened change in the ownership and control of the Company and to ensure the provision of severance and benefits for terminated employees in the event that the control and/or ownership of the Company changes. Change-in-control benefits are further described under the caption “Material Terms of Employment and Other Arrangements with Named Executive Officers” on page 58.

Recent Developments in Executive Compensation Analysis

 In the course of the Committee’s periodic review of our compensation philosophy as it relates to named executive officers, the Committee recently engaged the services of the Hay Group, Inc., an independent executive compensation consulting firm. In January 2007, the Hay Group undertook two projects for the Committee. The first project entailed reviewing substantive position duties and conducting market compensation analyses for our executive officers, including each of the named executive officers. This work was designed to determine the internal equity among the executive positions and to benchmark the overall compensation for these positions against comparable executive positions in companies which compete with us for executive talent. The second project involved our supplemental retirement benefit plan. The Hay Group submitted its report to the Committee and the Committee evaluated and used the Hay Group’s findings in considering changes and alternatives to our present executive compensation program.

We believe that the Hay Group engagement was particularly relevant in light of the 2006 reconfiguration of our executive management. In November of 2006, we hired Mr. Olbrych as Senior Vice President and Chief Administrative Officer. We had previously implemented a business strategy that focused management attention on emphasizing our commitment to external customer service and aligned executive management accordingly. Mr. Olbrych oversees and is responsible for internal customer services including accounting, human resources, information technology, legal and finance. The chief executive officer’s attention is now primarily focused on overseeing and being responsible for external customer services including operations, sales and service, and marketing, in addition to having the chief administrative officer report to him. Because this reporting structure was new to our organization, the Hay Group engagement to review and determine the relative relationship of our executive officer positions to each other, and to comparative positions and duties in the competitive marketplace was helpful to implement these changes. These changes were announced during the final days of fiscal year 2006 so that the transition to the new structure would be in place at the start of fiscal year 2007.

Tax Treatment of Executive Compensation

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for compensation exceeding $1,000,000. Although no executive officer currently receives in excess of $1,000,000 of compensation annually, it is our policy to maximize the tax deductibility of executive compensation without compromising the fundamental framework of the existing compensation program. However, we may elect to forego deductibility for federal income tax purposes if such action is, in our opinion, necessary or appropriate to further the goals of the executive compensation program, or is otherwise in the Company’s best interest.

COMPENSATION AND ORGANIZATION COMMITTEE REPORT

The responsibilities of the Compensation and Organization Committee are provided in its Charter, which has been approved by the Board of Directors. In fulfilling those responsibilities with respect to the Compensation Discussion and Analysis set forth above and included in this Committee Report, the Committee has, among other things:

•	reviewed and discussed the Compensation Discussion and Analysis with management, and;

•
on the basis of that review and discussion, the Committee approved the inclusion of the Compensation Discussion and Analysis in the Company’s Annual Report on Form 10-K for 2007 and the Company’s 2008 Proxy Statement.

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

Compensation Committee Interlocks and Insider Participation

During fiscal year 2007, the following individuals served as members of the Compensation and Organization Committee: James R. Henderson, Ronald J. Kruszewski and Kelvin R. Westbrook, Chairman. As part of the Settlement Agreement with Steel Partners, Mr. Henderson was appointed to the Compensation and Organization Committee, effective September 19, 2006. None of the members of the Compensation and Organization Committee was an officer or employee of the Company or any of its subsidiaries during fiscal 2007 or any prior period. None of our executive officers served as a director or member of a compensation committee of any other entity, whose executive officers served as a director or member of our Compensation and Organization Committee. Each member of the Compensation and Organization Committee listed above is an independent director.

Summary Compensation Table

The following table reflects compensation paid or payable by the Company and its subsidiaries for the fiscal year ended January 26, 2008, to the Company’s Chief Executive Officer, Chief Financial Officer and each of the three next most highly compensated executive officers.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(1)		Option Awards ($)(1)		Non-Equity Incentive Plan Compen-sation ($)(2)		Change in Pension Value and Nonquali-fied Deferred Compen- sation Earnings ($)(3)		All Other Compen-sation ($)(4)		Total ($)
(a)	(b)	(c)		(d)		(e)		(f)		(g)		(h)		(i)		(j)
Stephen M. O’Hara President and Chief Executive Officer	2007 2006	$ $	425,000 425,000	-- --		$ $	255,332 (29,509)	$ $	646 2,560	$	-- 152,686		-- --	$ $	36,966 28,022	$ $	717,944 578,759
James W. Shaffer Vice President and Chief Financial Officer	2007 2006	$ $	200,069 195,001	-- --		$ $	76,298 (1,478)	$	-- 2,357	$	-- 94,423	$	-- 27,292	$ $	14,004 10,323	$ $	290,371 327,918
Steven L. Frey Vice President, General Counsel and Secretary	2007 2006	$ $	209,919 205,002	-- --		$ $	80,628 (2,110)	$	-- 3,772	$	-- 128,885	$	-- 48,702	$ $	14,770 10,818	$ $	305,317 395,069
John S. Olbrych Senior Vice President and Chief Administrative Officer	2007 2006	$ $	255,002 43,268	$ -- 18,000	(5)		$42,500 --	$ $	179,395 45,867		-- --		-- --	$ $	52,832 22,000	$ $	529,729 129,135
Richard M. Oliva Senior Vice President	2007		$189,749	--			$70,165		--		--		$2,647		$10,492		$273,053

(1)
The amounts shown in columns (e) and (f) above represent the dollar amounts recognized for financial statement reporting purposes in fiscal 2007 and 2006 with respect to the stock and option awards included in Angelica’s consolidated financial statements for fiscal year 2007 and 2006 per SFAS 123(R). In accordance with SFAS 123(R), for performance-contingent restricted stock, if it is determined that the performance contingency will not be satisfied, any previously recognized compensation expense is reversed in the period such determination is made, which may result in a credit to expense. See Note 2 to the Consolidated Financial Statements included in this Form 10-K for a discussion of the relevant assumptions used in calculating grant date fair value pursuant to SFAS 123(R), and Note 2 in the fiscal 2006 Form 10-K. For further information on these awards for fiscal 2007, see the Grants of Plan-Based Awards table.

(2)
No annual short-term incentive compensation was earned by the named executive officers for fiscal 2007. The amounts shown in column (g) for fiscal 2006 represent annual short-term incentive compensation earned by the named executive officers for that year. See “Compensation Discussion and Analysis,” page 42 for further details.

(3)
The amounts for fiscal 2007 shown in column (h) represent the aggregate change in the actuarial value of each named executive officer’s accumulated benefit, if any, under the Angelica Corporation Pension Plan and the Supplemental Plan:  Pension Plan: Mr. Shaffer, ($3,483); Mr. Frey, ($2,344); and Mr. Oliva, $2,647. Supplemental Plan: Mr. Shaffer, ($1,570); and Mr. Frey, $613. The present value of Mr. Shaffer’s Pension Plan and Supplemental Plan benefits decreased a total of $5,053, and Mr. Frey’s Pension Plan benefit decreased $2,344, due to the fact that projected salary increases to compensation are less than the historical increases. The present value of Mr. O’Hara’s Supplemental Plan benefit decreased $101,508 due to the fact that there was no increase in his compensation from fiscal 2006 to fiscal 2007, and projected increases to compensation are less than the historical increases.

(4)
A breakdown of the amounts shown in column (i) for fiscal 2007 for each of the named executive officers is set forth in the following table. Amounts shown below for 401(k) matching contributions are subject to change when the results of nondiscrimination testing for the 401(k) plan year ending December 31, 2007 are finalized. The 401(k) contributions on behalf of each of the named executive officers match calendar 2007 participant deferrals made by each to the Plan.

	O’Hara	Shaffer	Frey	Olbrych		Oliva
401(k) matching contributions	$4,050	$4,050	$4,050	$2,648		$1,936
401(k) - profit sharing contributions	$2,888	$1,470	$1,692	$785		$1,135
Dividend distributions on restricted stock	$30,028	$8,484	$9,028	$2,081		$7,421
Perquisites	-	-	-	$47,318	(a)	-
Total	$36,966	$14,004	$14,770	$52,832		$10,492

(a)
Represents payments by Angelica for certain perquisites for Mr. Olbrych, including commercial commuter airfare of $2,078; lease auto payments of $9,783; temporary lodging expenses of $470; airline club membership of $350; and a relocation payment of $21,250, with an additional “gross-up” payment of $13,387 which will allow Mr. Olbrych to retain the full amount of the relocation payment after payment by him of all income taxes on the relocation payment and the gross-up payment.

(5)	The Compensation and Organization Committee determined to grant Mr. Olbrych a discretionary bonus equal to $18,000 for services rendered to our Company during fiscal 2006.

Grants of Plan-Based Awards in Fiscal 2007

The following table sets forth information with respect to grants of awards to any person named in the Summary Compensation Table under our non-equity and equity incentive plans during fiscal 2007.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)
Name	Grant Date	Action Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Under- lying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value ($)
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)
Stephen M. O’Hara	-- 2/16/07(2)	-- 2/14/07	$2,125 --	$212,500 --	$425,000 --	-- 4,205	-- 8,411	-- 12,616	--	--	--
James W. Shaffer	-- 2/16/07(2)	-- 2/14/07	$1,000 --	$100,000 --	$200,000 --	-- 1,237	-- 2,474	-- 3,711	--	--	--
Steven L. Frey	-- 2/16/07(2)	-- 2/14/07	$1,050 --	$105,000 --	$210,000 --	-- 1,299	-- 2,597	-- 3,896	--	--	--
John S. Olbrych	-- 2/16/07(2)	-- 2/14/07	$1,275 --	$127,500 --	$255,000 --	-- 1,577	-- 3,154	-- 4,731	--	--	--
Richard M. Oliva	-- 2/16/07(2)	-- 2/14/07	$950 --	$95,000 --	$190,000 --	-- 1,175	-- 2,350	-- 3,525	--	--	--

(1)
Represents annual short-term incentive compensation opportunities for fiscal 2007 available to named executive officers. For fiscal year 2007, the financial criteria used to determine the annual incentive compensation for the executive officers included earnings per share, gross margin and bank-debt-to-EBITDA ratio. Earnings per share was a common criteria used for all of the executive officers and this was combined with one or both of the other criteria in the case of some. In addition to these financial criteria, a variety of other performance measures, including customer and employee satisfaction scores, as well as individual goals specific to each executive officer’s position, were also used to determine the amount of an executive officer’s annual incentive compensation. No short-term incentive compensation was earned by the named executive officers for fiscal 2007. See Compensation Discussion and Analysis for further details.

(2)
 Represents awards of restricted shares granted in fiscal 2007 to the named executive officers under the Long-Term Incentive Program. Awards were granted to the named executive officers as follows:  Mr. O’Hara, 12,616 shares; Mr. Shaffer, 3,711 shares; Mr. Frey, 3,896 shares; Mr. Olbrych, 4,731 shares; and Mr. Oliva, 3,525 shares. The restricted shares may be earned, in whole or in part, based on achievement of three-year (2007-2009) performance goals associated with the awards. If those performance goals, based solely on earnings per share, are not achieved, some or all of the shares will be forfeited. The number of shares of restricted stock awarded was computed based upon the closing market price of the Company’s stock on January 26, 2007, the last trading day of the Company’s prior fiscal year. Named executive officers receive any dividends paid on shares granted under the program at the same dividend rate paid to all shareholders of common stock. The restricted stock granted in connection with the Long-Term Incentive Program was issued under the 1999 Performance Plan.

Narrative Disclosure for Summary Compensation Table and Grants of Plan-Based Awards Table

Bonus vs. Annual Incentive Compensation; Salary as Percentage of Total Compensation.  The named executive officers typically receive annual review of their base salaries. Increases in base salary for the named executive officers during fiscal 2007 ranged from 0% to 15%. Each executive officer is a participant in our annual incentive compensation plan which is based upon the achievement of financial and strategic performance criteria points established for each executive officer at the beginning of the fiscal year as well as overall company financial goals.

No named executive officer received a performance-based annual incentive award for fiscal 2007. The percentage that base salary was of the total compensation amounts reported in the Summary Compensation Table for each of the executive officers were 59% for Mr. O’Hara, 69% for Mr. Shaffer, 48% for Mr. Olbrych, 69% for Mr. Frey, and 69% for Mr. Oliva.

Stock Awards.  We have been granting performance-based restricted stock as part of our long-term equity-based incentive plan since 2004. Each year, another award of restricted shares is made to each of the named executive officers for a new three-year performance period. The dollar value expensed for these is computed in accordance with SFAS 123(R). The amounts set forth in the Stock Award column of the Summary Compensation Table for Messrs. O’Hara, Shaffer and Frey are negative dollar amounts for fiscal 2006. During fiscal 2006, the dollar values of previously expensed awards for the fiscal 2005-2007 performance period were reversed due to the fact that it was determined that the performance criteria for these awards were unlikely to be achieved. The expense amounts reversed offset the expense accrued during fiscal 2006 for the fiscal 2006-2008 performance period award, resulting in the negative dollar amount. For the fiscal 2008-2010 performance period, we determined to grant cash awards instead of granting additional shares of restricted stock.

Stock Options.  Since fiscal 2004, stock options are typically granted only upon commencement of an executive officer’s employment with the Company. The amounts set forth in the Option Awards column of the Summary Compensation Table are the dollar amounts of the option grants’ grant date fair value that was expensed under SFAS 123(R) during fiscal 2007 and 2006.

Annual Incentive Awards.  For purposes of determining annual incentive awards, each named executive officer is given a number of performance criteria based upon the executive officer’s individual job description and responsibilities. The various performance criteria are weighted for each executive officer and performance points are assigned to various performance levels within each of the criteria with the total number of performance points that are available to an executive officer to earn being in excess of 200. Within each performance criteria, performance points are assigned to levels of achievement of the performance criteria relative to budgeted, targeted or expected levels of performance for those criteria. At the end of the fiscal year, actual achievement of the performance goals relative to the pre-established performance measurements is analyzed and the executive officer earns a point total on the basis of this analysis.

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

The actual level of all annual incentive awards is further dependent upon the level of our earnings before interest, taxes, depreciation and amortization (EBITDA) for the fiscal year, against pre-established threshold, target and maximum EBITDA amounts. If we earn more than the target level of EBITDA for the fiscal year, the executive officer will receive an annual incentive payment greater than that computed by reference to the executive’s performance points relative to his target award for the year. If we earn less than the target level of

EBITDA for the fiscal year, the executive officer will receive an annual incentive payment less than that computed by reference to the executive’s performance points relative to his target award for the year.

The dollar amounts of the threshold, target and maximum annual incentive awards, as set at the beginning of fiscal 2007, are set forth for each of the named executive officers in the Estimated Future Payouts Under Non-Equity Incentive Plan Awards columns in the Grants of Plan-Based Awards in Fiscal 2007 Table. The threshold represents the amount that the named executive officer would have earned if the executive had earned a single performance point and the EBITDA target had been met. Likewise, the target and the maximum amounts under this column of the table set forth the dollar values that the named executive officer would have received if he had earned 100 and 200 performance points, respectively, assuming the EBITDA target had been met.

For fiscal 2007, none of the named executive officers achieved their respective target incentive awards for the fiscal year. Actual EBITDA for fiscal 2007 was $29.1 million versus a target EBITDA for fiscal 2007 of $41 million, which resulted in no annual incentive awards being earned.

Changes in Pension Value.  For Mr. Oliva, the amount recorded in the column Change in Pension Value and Non-Qualified Deferred Compensation Earnings of the Summary Compensation Table is the accretion in the present value of the accrued benefits at age 65 under our qualified defined benefit plan. The negative amounts reported for Messrs. Shaffer and Frey in footnote 3 to the Summary Compensation table result from the decrease in present value of their respective accrued benefits under our qualified defined benefit plan and our supplemental retirement plan, as compared with the last day of fiscal 2006 year end. The negative amount reported for Mr. O’Hara in footnote 3 to the Summary Compensation Table results from the decrease in present value of his accrued benefit at age 65 under the supplemental retirement plan as compared with the last day of fiscal 2006 year end. Mr. O’Hara does not participate in the qualified defined benefit plan.

Long-Term Equity Incentive Awards. One grant of restricted stock awards has been reported in the Estimated Future Payouts Under Equity Incentive Plan Awards column of the Grants of Plan-Based Awards in Fiscal 2007 Table for Messrs. O’Hara, Shaffer, Frey, Olbrych and Oliva. The grant is a long-term equity incentive grant for the three-year performance period commencing with fiscal 2007 and ending with fiscal 2009. The value of the grant is equal to a specified percentage of an executive officer’s then-current base salary. For Mr. O’Hara, the target percentage in setting the number of shares of restricted stock subject to the long-term incentive award is 80% of his base salary. For Messrs. Frey, Shaffer, Olbrych and Oliva, the target percentage is 50% of their respective base salaries. The resulting dollar amount is converted into a specific number of shares of restricted stock based upon the market price of our common stock on the date of grant.

For the performance period commencing with fiscal 2007 and ending with fiscal 2009, the Committee elected to use earnings per share as the performance criterion. The actual awards of restricted stock that were granted to the named executive officers for the fiscal 2007-2009 performance period are listed in the Maximum subcolumn under the Estimated Future Payouts Under the Equity Incentive Plan Awards column of the Grants of Plan-Based Awards in Fiscal 2007 Table.

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

Named Executive Officer	Stephen M. O’Hara	Steven L. Frey	James W. Shaffer	John S. Olbrych	Richard M. Oliva
Agreement Type	Employment including Change in Control (CIC)	Employment including CIC	Employment including CIC	Employment	Employment including CIC
Term	9/15/03-9/15/06, subject to automatic annual renewal absent timely notice of termination	9/9/04 - until employment ends	9/9/04 – until employment ends	11/27/06 – until employment ends	12/1/05 – until employment ends
Salary Continuation If Terminated (Non-CIC)	24 months	12 months	12 months	12 months	12 months
Lump Sum Cash Payment If Terminated (CIC)	2 x current annual salary	1½ x current annual salary	1½ x current annual salary	N/A	1 x current annual salary
Bonus (CIC)	Annual target bonus amount	Prorated portion of maximum annual bonus amount for CIC year	Prorated portion of maximum annual bonus amount for CIC year	N/A	Prorated portion of maximum annual bonus amount for CIC year
Medical Benefit Continuation*
Cash paid sufficient to cover cost for executive to continue coverage, for two (2) years, equivalent to coverage at time of termination, for every year of service, up to a maximum of ten (10) years, for him and his family, without cost to him
		Cash paid sufficient to cover cost for executive to continue coverage, for two (2) years, equivalent to coverage at time of termination for him and his family, if related to CIC	Cash paid sufficient to cover cost for executive to continue coverage, for two (2) years, equivalent to coverage at time of termination for him and his family, if related to CIC	Reimbursement for one (1) year of continuation for him, upon timely COBRA election	N/A
Restricted Stock And/Or Option Vesting	Unexpired options and restricted stock vest if CIC occurs or upon Mr. O’Hara’s death, disability or retirement	Unexpired options and restricted stock vest if CIC occurs	Unexpired options and restricted stock vest if CIC occurs	Upon termination of employment for any reason, unvested options terminate, except as otherwise provided in the Company’s 1999 Performance Plan	Unexpired options and restricted stock vest if CIC occurs
Non-Compete And Related Provisions	Yes, non-compete and non-solicitation covenants for two (2) years after employment ends; confidentiality obligations in effect indefinitely	Yes, non-compete & non-solicitation covenants for one (1) year after employment ends; confidentiality obligations in effect indefinitely	Yes, non-compete & non-solicitation covenants for one (1) year after employment ends; confidentiality obligations in effect indefinitely	Yes, non-compete & non-solicitation covenants for one (1) year after employment ends; confidentiality obligations in effect indefinitely	Yes, non-compete & non-solicitation covenants for one (1) year after employment ends; confidentiality obligations in effect indefinitely

Named Executive Officer	Stephen M. O’Hara	Steven L. Frey	James W. Shaffer	John S. Olbrych	Richard M. Oliva
Additional Provisions	If CIC occurs, we will pay him a gross-up amount equal to the amount of any excise tax imposed on payments to him.	If CIC occurs, he will be credited with an additional five (5) years of service under our Supplemental Retirement Benefit Plan.	If CIC occurs, he will be credited with an additional five (5) years of service under our Supplemental Retirement Benefit Plan.
Initial stock option grant of 75,000 shares subject to staggered vesting schedule (see Outstanding Equity Awards at Fiscal Year-End table).
Temporary living expenses to be paid for three (3) months; ten (10) Company-paid round trip flights home for personal use; relocation expenses to be paid pursuant to Company policy; and upon buying or leasing a residence in Atlanta by 11/27/08 while still a Company employee, a payment of 1/12 of his annual salary, with subsequent payment of a gross-up amount to reimburse him for all income taxes paid on such amount.
Airline club membership and use of leased vehicle through 6/30/08.

*
If the Executive Officer subsequently becomes employed, our medical benefit continuation becomes secondary to the benefits provided by the other employer. The medical benefit continuation will be paid by the Company directly to the medical benefit provider and will make a gross-up payment for taxes due on the benefit directly to the executive.

Outstanding Equity Awards at Fiscal Year-End

The following table shows outstanding stock option awards classified as exercisable and unexercisable as of our fiscal year ended January 26, 2008. The vesting schedule for each option grant is shown following this table, based on the option grant date. The table also shows unvested and unearned stock awards (both time-based awards and performance-based) assuming a market value of $16.85 a share (the closing value of the Company’s stock on January 25, 2008).

	Option Awards					Stock Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)		(b)	(c)	(e)	(f)	(g)	(h)	(i)	(j)
Stephen M. O’Hara	5/30/2001 5/29/2002 5/28/2003 9/15/2003 9/15/2003 9/15/2003	1,600(1) 2,000(1) 2,000(1) 100,000(2) 50,000(2) 50,000(2)	0 0 0 0 0 0	$10.935 $16.675 $16.82 $19.66 $25.00 $30.00	5/30/2010 5/29/2011 5/28/2012 9/15/2013 9/15/2013 9/15/2013	- - - - - -	- - - - - -	5,741(5) 6,455(5) 4,205(5) 1,904(6) - -	$ 96,736 $108,767 $ 70,854 $ 32,082
James W. Shaffer	5/25/1999 8/13/1999 5/23/2000 8/28/2001 8/5/2002 8/27/2003 1/28/2005	3,000 2,000 10,000 3,000 5,000 8,000 10,000	0 0 0 0 0 0 0	$16.8125 $12.6875 $7.25 $10.95 $16.325 $19.36 $32.88	5/25/2009 8/13/2009 5/23/2010 8/28/2011 8/5/2012 8/27/2013 1/28/2015	223(4) - - - - - -	$3,758 - - - - - -	1,353(5) 1,942(5) 1,237(5) 546(6) - - -	$ 22,798 $ 32,723 $ 20,843 $ 9,200
Steven L. Frey	3/1/1999 5/23/2000 8/28/2001 8/5/2002 8/27/2003 1/28/2005	10,000 15,000 3,000 8,000 12,000 10,000	0 0 0 0 0 0	$16.125 $7.25 $10.95 $16.325 $19.36 $32.88	3/1/2009 5/23/2010 8/28/2011 8/5/2012 8/27/2013 1/28/2015	380(4) - - - - -	$6,403 - - - - -	1,458(5) 2,042(5) 1,299(5) 574(6) - -	$ 24,567 $ 34,408 $ 21,888 $ 9,672
John S. Olbrych	11/27/2006 11/27/2006 11/27/2006	6,250 6,250 6,250	18,750(3) 18,750(3) 18,750(3)	$21.305 $23.4355 $25.566	11/27/2016 11/27/2016 11/27/2016	- - -	- - -	1,577(5) - -	$ 26,572
Richard M. Oliva	9/3/2002 8/27/2003 1/28/2005	2,000 8,000 3,000	0 0 0	$16.785 $19.36 $32.88	9/3/2012 8/27/2013 1/28/2015	- - -	- - -	523(5) 1,644(5) 1,175(5) 684(6)	$ 8,812 $ 27,701 $ 19,799 $ 11,525

(1)	Represents options granted to Mr. O’Hara during his service as a non-employee director on our Board of Directors.

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

(4)
Represents restricted shares issued under the Stock Bonus and Incentive Plan in March 2003 with a five-year transferable period. The Stock Bonus and Incentive Plan terminated on April 1, 2003. The shares vested on March 14, 2008.

(5)
Represents awards of restricted shares granted to the named executive officers for the 2005-2007, 2006-2008, and 2007-2009 Performance Periods under the Long-Term Incentive Program. The restricted shares issued in 2005 were forfeited effective January 27, 2008, because the performance goals associated with those awards were not achieved. The named executive officers forfeited shares as follows:  Mr. O’Hara, 17,225 shares; Mr. Shaffer, 4,060 shares; Mr. Frey, 4,375 shares; and Mr. Oliva, 1,570 shares. Portions of the respective remaining awards will vest or be forfeited effective as of the last day of the 2008 and 2009 fiscal years depending on achievement of the performance goals associated with those awards. The value of the awards assumes payout at the threshold level of performance.

(6)
Represents a special ten-year grant of restricted stock granted on September 19, 2006 to Messrs. O’Hara, Frey and Shaffer, and on August 3, 2006 to Mr. Oliva. See description in Grants of Plan-Based Awards Table for fiscal 2006 in the fiscal 2006 Form 10-K. The value of the award assumes payout at the minimum level of performance.

Option Grant Date	Option Awards Vesting Schedule

5/30/2001	25% vests each year for four years from date of grant
5/29/2002	25% vests each year for four years from date of grant
5/28/2003	25% vests each year for four years from date of grant
9/3/2002	25% vests each year for four years from date of grant
9/15/2003	See Footnote 2
3/1/1999	25% vests each year for four years from date of grant
5/25/1999	25% vests each year for four years from date of grant
8/13/1999	25% vests each year for four years from date of grant
5/23/2000	25% vests each year for four years from date of grant
8/28/2001	25% vests each year for four years from date of grant
8/5/2002	25% vests each year for four years from date of grant
8/27/2003	25% vests each year for four years from date of grant
1/28/2005	Vested six months from the date of grant
11/27/2006	See Footnote 3

Option Exercises and Stock Vested in Fiscal 2007

There were no options exercised or restricted stock vested, held by the named executive officers during the fiscal year ended January 26, 2008.

 PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($) (1)	Payments During Last Fiscal Year ($)
Stephen M. O’Hara	Defined Benefit Pension Plan(2) Supplemental Plan	0 13(3)	0 $2,959,758	0 0
James W. Shaffer	Defined Benefit Pension Plan(4) Supplemental Plan	7 8	$ 171,770 $ 304,817	0 0
Steven L. Frey	Defined Benefit Pension Plan(4) Supplemental Plan	7 8	$ 133,658 $ 234,643	0 0
John S. Olbrych(5)	Defined Benefit Pension Plan Supplemental Plan	0 0	0 0	0 0
Richard M. Oliva (6)	Defined Benefit Pension Plan(4) Supplemental Plan	4 0	$ 224,830 0	0 0

(1)	Amounts assume that participant will remain employed until normal retirement date and will continue to receive compensation increases consistent with historical increases.

(2)
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

(3)	Mr. O’Hara is credited service at the rate of one (1) year for every four (4) months of employment for purposes of the Company’s Supplemental Retirement Benefit Plan.

(4)
Amounts and years of credited service shown for Messrs. Shaffer, Frey and Oliva for the Defined Benefit Pension Plan are as of December 31, 2006, and are derived from the most currently available actuarial report for the plan.

(5)
Mr. Olbrych is not eligible to participate in the Company’s Defined Benefit Pension Plan. While Mr. Olbrych may otherwise be eligible to participate, as three of the other named executive officers do, in the Supplemental Retirement Benefit Plan, the Compensation and Organization Committee has decided to evaluate the continued use of the plan, and has chosen not to include him in the plan at this time.

(6)	Mr. Oliva does not participate in the Supplemental Retirement Benefit Plan.

RETIREMENT PLANS

Under our defined benefit pension plan, an employee earns benefits in any year equal to 0.25% of total compensation plus an additional 0.25% of that part of compensation which is in excess of one-half of the social security taxable-wage base, plus, for each year of employment in excess of 15 years, an additional 0.05% of total compensation. Reduced benefits are payable at early retirement. Estimated annual benefits under the plan payable upon normal retirement to the following executive officers are as follows: Mr. Frey, $14,564; Mr. Shaffer, $18,716; and Mr. Oliva, $24,498. Mr. O’Hara and Mr. Olbrych are not eligible to participate under the plan. These figures assume that participants will remain employed until their normal retirement dates and will receive increases to their current compensation consistent with historical increases in compensation. The Company’s pension plan was amended effective September 1, 2004, so that no employee shall become a participant on or after September 1, 2004.

We also maintain a supplemental retirement benefit plan (the Supplemental Plan) for a limited number of highly compensated officers and management personnel selected by the Compensation and Organization Committee (the Committee). The “formula amount” of supplemental retirement benefit payable under this plan is determined by the Committee when the participant is invited to join the plan and is subject to increase at the Committee’s discretion. Additionally, the Committee may, at its discretion, reduce the formula amount or “freeze” the then-vested benefit of certain participants. A full benefit is the participant’s final average compensation multiplied by the formula amount (between 30% and 50%). A participant who has less than 30 years of service at retirement will receive a reduced amount of the otherwise fully vested formula amount, based on actual years of service. For purposes of the supplemental retirement benefit plan, final average compensation means the average compensation paid during the three most highly compensated years of the participant’s last five years of employment. Benefits are generally payable over 120 months beginning at age 65, but may extend for a period of up to 15 years. Any benefit payable under the plan will be reduced by benefits paid under the pension plan. For purposes of calculation of benefits under the supplemental retirement benefit plan, Mr. O’Hara is credited with service at the rate of one year of service for each four months of actual service rendered. Estimated annual benefits under the supplemental plan payable under normal retirement over a ten-year period to the named executive officers are as follows: Mr. O’Hara, $403,289; Mr. Frey, $31,972; and Mr. Shaffer, $41,534. These figures reflect a reduction for the benefit payable under the pension plan, if any, and assume that participants will remain employed until their normal retirement dates and will receive increases to their current compensation consistent with historical increases in compensation.

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

Potential Payments Upon Termination or Change in Control

We have entered into Employment Agreements with each named executive officer. These agreements, which are discussed on page 58, provide for payments at, following or in connection with the termination of the executive’s employment under certain circumstances, including resignation, involuntary termination, retirement, death or disability of the named executive officer, or a change in control of our Company. The tables on the following pages reflect the incremental cost to our Company of providing payments and benefits that are generally not available on a non-discriminatory basis, in connection with each of those circumstances. The amounts shown in the tables assume that a termination occurs as of January 26, 2008, the last day of our 2007 fiscal year. Accordingly, the amounts include only those amounts for which we would be obligated as of that date. The actual amounts that would be paid to a named executive officer in each circumstance can only be determined at the time of termination.

Payments Made Upon Termination

The agreements that we have entered into with Messrs. O’Hara, Olbrych, Frey, Shaffer and Oliva provide for the payment of severance if the named executive officer’s employment is terminated by us without “Cause” or by the executive officer with “Good Reason” (as each of those terms is defined in our agreement with each executive and discussed below). If the executive’s employment is terminated under either of these circumstances, we are obligated to make severance payments to the executive. In the case of Mr. O’Hara, his employment agreement provides that we will make a lump sum cash payment equal to two times his then-current annual base salary within 30 days after his termination. In the case of Messrs. Frey and Shaffer, we are obligated to make lump sum cash payments equal to one times their respective then-current annual base salaries within 30 days after termination. In the case of Messrs. Olbrych and Oliva we will continue making payments to the terminated executive in amounts equal to his then current base salary for a period of twelve (12) months. Mr. Oliva’s salary continuation for the last six months of the period will be reduced by the amount of income he earns from other sources. For Messrs. Olbrych and Oliva we have the option of making those payments over the specified period of time, consistent with our normal payroll practices, or we may elect to pay the total amount of all payments in a lump sum, without discount. The amounts reflected in the following tables assume that these payments are made in a lump sum. If certain conditions apply, these payments may be delayed until six-months following termination to avoid certain negative consequences under Section 409A of the Internal Revenue Code of 1986, as amended.

As to Messrs. O’Hara and Olbrych, if their employment is terminated under either of these circumstances, we are obligated to make cash payments, including tax gross-up payments, for a specified period of time, to continue medical and health benefits for the executive and his family at least equal to those that we would have provided to them had their employment not been terminated. In the case of Mr. O’Hara, these benefits are to continue for a period of two (2) years for each year he has been employed by us (for a maximum continuation period of ten (10) years). In the case of Mr. Olbrych, such benefits are to continue for a period of twelve (12) months following termination. The amount reflected for this continuing benefit for each of these executives in the following tables is based upon that portion of the cost of such benefit paid by us as of the assumed date of termination and assumes no increase or decrease in that cost over the period of the obligation. If the executive officer subsequently becomes employed, our medical benefit continuation becomes secondary to the benefits provided by the other employer. The medical benefit continuation will be paid by the Company directly to the medical benefit provider and the Company will make a gross-up payment for taxes due on the benefit directly to the executive officer.

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

As discussed on page 62, we provided a qualified, defined benefit pension plan on a non-discriminatory basis until September 1, 2004, after which time no employee who was not already a participant in that plan was admitted to participate. Having become participants prior to that date, Messrs. Frey, Shaffer and Oliva participate in that plan. Neither Mr. O’Hara nor Mr. Olbrych had become participants prior to that date and, therefore, do not participate in that plan. In order to be retirement eligible so as to be entitled to receive benefits under that plan, a participant must fulfill the age and service requirements stipulated in the plan. None of the participants, Mr. Frey, Mr. Shaffer or Mr. Oliva, was retirement eligible to receive benefits under this plan as of January 26, 2008.

As discussed on page 63, we provide supplemental retirement benefits to selected executives and key managers pursuant to our Supplemental Plan. Messrs. O’Hara, Frey and Shaffer participate in the Supplemental Plan but Mr. Olbrych and Mr. Oliva do not. Benefits begin to accrue under the Supplemental Plan once a participant has attained a minimum of ten years of service. Maximum benefits accrue after thirty years of service. Under our agreement with Mr. O’Hara, he is credited with service for purposes of the Supplemental Plan at the rate of one year of service for each four months of actual employment. Thus, as of January 26, 2008, Mr. O’Hara had attained 13 years of service for purposes of the Supplemental Plan. However, in order to be retirement eligible and entitled to receive benefits under the Supplemental Plan, a participant must also fulfill the age requirements stipulated in the plan and, as of that date, Mr. O’Hara had not yet fulfilled those age requirements and was, therefore, not yet retirement eligible and entitled to receive benefits.

As of January 26, 2008, neither Mr. Frey nor Mr. Shaffer had yet attained ten years of service as required for benefits to accrue under the Supplemental Plan, and neither had yet fulfilled the age requirement to be retirement eligible.

Payments Made Upon a Change in Control

Generally, the stock options and shares of restricted stock that have been granted to the named executive officers were granted pursuant to the 1999 Performance Plan. The 1999 Performance Plan provides that, in the event of a change in control of our Company, any outstanding stock options and restricted shares granted under the plan shall, in the case of stock options, become immediately exercisable and, in the case of restricted shares, become immediately transferable. Also, each of Messrs. Frey, Oliva and Shaffer, is entitled to his maximum bonus for the year in which he is terminated, pro-rated for the portion of the year he was employed.

In addition, our agreements with Messrs. O’Hara, Frey, Shaffer and Oliva each provides for certain amounts and benefits to be paid by us if his employment is terminated by us without Cause or by the executive for Good Reason, within a specified period of time following or preceding a change in control of our Company. Our agreement with Mr. Olbrych does not include this provision. In each case, this provision is operative if the executive officer’s employment is terminated within three years following, or within six-months preceding, a change in control. Under these circumstances, these named executive officers are entitled to the following:

●
A lump-sum cash payment based upon the executive’s then current base salary and short-term incentive compensation. Mr. O’Hara is entitled to a payment equal to two times his annual base salary, plus his target bonus for the year in which he is terminated. Each of Messrs. Frey and Shaffer is entitled to a payment equal to one and one-half times his annual base salary. Mr. Oliva is entitled to a payment equal to one times his annual base salary.

●
To the extent not otherwise provided for under the terms of the equity-based compensation plan under which they were issued, immediate vesting of all outstanding equity-based awards, including stock options and restricted shares.

●
Continuation of medical and health benefits for a specified period of time. In the case of Mr. O’Hara, this benefit continues for a period of two years for each year he had been employed by us. As to Messrs. Frey and Shaffer, this benefit continues for a period of two years. Mr. Oliva is not entitled to continuation of his medical benefits. If the executive officer subsequently becomes employed, our medical benefit continuation becomes secondary to the benefits provided by the other employer. The medical benefit continuation will be paid by the Company directly to the medical benefit provider and the Company will make a gross-up payment for taxes due on the benefit directly to the executive officer.

●	As to Messrs. Frey and Shaffer, each shall be credited with an additional five years of service credit, to be aggregated with his actual years of service, under the Supplemental Plan discussed above.

●
In the case of Mr. O’Hara, if it is determined that the payments and benefits paid by us to him would be subject to the excise tax imposed by Internal Revenue Code Section 4999 (or successor provision), then we are obligated to also pay him an amount that, after the payment of taxes on that additional amount, allows him to retain an amount equal to the excise tax.

If certain conditions apply, these payments may be delayed until six-months following termination to avoid certain negative consequences under Section 409A of the Internal Revenue Code of 1986, as amended. Under the terms of the Supplemental Plan, each of the named executive officers is entitled to an immediate, lump-sum payment if there is a change in control of our Company, and the executive’s employment is terminated by us without Cause, or by the executive with Good Reason, within two years following the change in control. Under these circumstances, each executive is entitled to immediate payment of a lump-sum amount equal to 150% of the present value of his then-vested benefit.

Material Conditions to Payments

Our agreement with each of the named executive officers provides that our obligation to pay the amounts and benefits provided for under those agreements is intended to be in settlement of all claims that the executive may have against us with respect to the termination of his employment, and we may require the executive to execute a separate agreement to that effect. In addition, our obligation for those amounts and payments is also conditioned upon the following:

●
The executive agrees that, for a specified period following termination of his employment, he will not compete with us and will not solicit for employment any of our other employees. In the case of Mr. O’Hara the period is specified as two years and in the case of Messrs. Olbrych, Frey, Shaffer and Oliva, the period is specified as one year.

●	The executive agrees to maintain the confidentiality of our confidential information.

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

Mr. O’Hara’s employment agreement defines “Good Reason” to mean: (a) the assignment to him of duties inconsistent with his position; (b) the failure on our part to continue any benefit or compensation plan to which he is entitled; (c) the relocation of him to a location other than that specified in his agreement; (d) a material breach of the agreement by us; (e) any purported termination of his employment, other than as permitted by the agreement; and (f) if, within a specified period following a change in control, the successor has failed to expressly assume our obligations under the agreement. The agreements we have with each named executive officer other than Mr. O’Hara define “Good Reason” in substantially the same way so as to mean: (a) a material reduction in the executive officer’s compensation; (b) a material reduction in the executive officer’s authority, duties or responsibilities; (c) a material reduction in the budget over which the executive officer has authority; (d) the relocation of the executive to a location other than that specified in his agreement; and (e) a material breach of the agreement by us.

Stephen M. O’Hara

 The following table illustrates the potential payments and benefits that would be received by Stephen M. O’Hara under various employment termination events as of the end of the last fiscal year, January 26, 2008.

 Other Potential Post-Employment Payments

Type of Payment	Involuntary Termination Without Cause or Voluntary Termination with Good Reason ($)	Involuntary Termination for Cause or Voluntary Termination Without Good Reason ($)	Retirement ($)	Death ($)	Disability ($)	Change in Control Only ($)	Change in Control and Termination Without Cause or with Good Reason ($)
Cash Compensation
Cash Severance	$850,000	$0	$0	$0	$0	$0	$1,062,500
Long-Term Incentives
Stock Options
Unvested & Accelerated Awards	$0	$0	$0	$0	$0	$0	$0
Restricted Stock
Unvested & Accelerated Awards	$0	$0	$0	$0	$0	$1,149,911	$1,149,911
Retirement Benefits
Pension Plan	$0	$0	$0	$0	$0	$0	$0
Supplemental Retirement Benefit Plan	$0	$0	$0	$259,180	$259,180	$0	$388,770
Benefits
Continuation of Health & Welfare Benefits	$284,396	$0	$0	$0	$0	$0	$284,396
Excise Tax & Gross-Up	$0	$0	$0	$0	$0	$0	$962,675
Total	$1,134,396	$0	$0	$259,180	$259,180	$1,149,911	$3,848,252

Steven L. Frey

 The following table illustrates the potential payments and benefits that would be received by Steven L. Frey under various employment termination events as of the end of the last fiscal year, January 26, 2008.

 Other Potential Post-Employment Payments

Type of Payment	Involuntary Termination Without Cause or Voluntary Termination with Good Reason ($)	Involuntary Termination for Cause or Voluntary Termination Without Good Reason ($)	Retirement ($)	Death ($)	Disability ($)	Change in Control Only ($)	Change in Control and Termination Without Cause or with Good Reason ($)
Cash Compensation
Cash Severance	$210,000	$0	$0	$0	$0	$210,000	$525,000
Long-Term Incentives
Stock Options
Unvested & Accelerated Awards	$0	$0	$0	$0	$0	$0	$0
Restricted Stock
Unvested & Accelerated Awards	$0	$0	$0	$0	$0	$345,712	$345,712
Retirement Benefits
Pension Plan	$0	$0	$0	$0	$0	$0	$0
Supplemental Retirement Benefit Plan	$0	$0	$0	$139,139	$139,139	$0	$208,709
Benefits
Continuation of Health & Welfare Benefits	$0	$0	$0	$0	$0	$0	$44,646
Excise Tax & Gross-Up	$0	$0	$0	$0	$0	$0	$0
Total	$210,000	$0	$0	$139,139	$139,139	$555,712	$1,124,067

James W. Shaffer

 The following table illustrates the potential payments and benefits that would be received by James W. Shaffer under various employment termination events as of the end of the last fiscal year, January 26, 2008.

 Other Potential Post-Employment Payments

Type of Payment	Involuntary Termination Without Cause or Voluntary Termination with Good Reason ($)	Involuntary Termination for Cause or Voluntary Termination Without Good Reason ($)	Retirement ($)	Death ($)	Disability ($)	Change in Control Only ($)	Change in Control and Termination Without Cause or with Good Reason ($)
Cash Compensation
Cash Severance	$200,000	$0	$0	$0	$0	$200,000	$500,000
Long-Term Incentives
Stock Options
Unvested & Accelerated Awards	$0	$0	$0	$0	$0	$0	$0
Restricted Stock
Unvested & Accelerated Awards	$0	$0	$0	$0	$0	$324,885	$324,885
Retirement Benefits
Pension Plan	$0	$0	$0	$0	$0	$0	$0
Supplemental Retirement Benefit Plan	$0	$0	$0	$78,238	$78,238	$0	$117,357
Benefits
Continuation of Health & Welfare Benefits	$0	$0	$0	$0	$0	$0	$0
Excise Tax & Gross-Up	$0	$0	$0	$0	$0	$0	$0
Total	$200,000	$0	$0	$78,238	$78,238	$524,885	$942,242

John S. Olbrych

 The following table illustrates the potential payments and benefits that would be received by John S. Olbrych under various employment termination events as of the end of the last fiscal year, January 26, 2008.

 Other Potential Post-Employment Payments

Type of Payment	Involuntary Termination Without Cause or Voluntary Termination with Good Reason ($)	Involuntary Termination for Cause or Voluntary Termination Without Good Reason ($)	Retirement ($)	Death ($)	Disability ($)	Change in Control Only ($)	Change in Control and Termination Without Cause or with Good Reason ($)
Cash Compensation
Cash Severance	$255,000	$0	$0	$0	$0	$0	$0
Long-Term Incentives
Stock Options
Unvested & Accelerated Awards	$0	$0	$0	$0	$0	$415,143	$415,143
Restricted Stock
Unvested & Accelerated Awards	$0	$0	$0	$0	$0	$79,717	$79,717
Retirement Benefits
Pension Plan	$0	$0	$0	$0	$0	$0	$0
Supplemental Retirement Benefit Plan	$0	$0	$0	$0	$0	$0	$0
Benefits
Continuation of Health & Welfare Benefits	$10,900	$0	$0	$0	$0	$0	$0
Excise Tax & Gross-Up	$0	$0	$0	$0	$0	$0	$0
Total	$265,900	$0	$0	$0	$0	$494,860	$494,860

Richard M. Oliva

 The following table illustrates the potential payments and benefits that would be received by Richard M. Oliva under various employment termination events as of the end of the last fiscal year, January 26, 2008.

 Other Potential Post-Employment Payments

Type of Payment	Involuntary Termination Without Cause or Voluntary Termination with Good Reason ($)	Involuntary Termination for Cause or Voluntary Termination Without Good Reason ($)	Retirement ($)	Death ($)	Disability ($)	Change in Control Only ($)	Change in Control and Termination Without Cause or with Good Reason ($)
Cash Compensation
Cash Severance (1)	$190,000	$0	$0	$0	$0	$190,000	$380,000
Long-Term Incentives
Stock Options
Unvested & Accelerated Awards	$0	$0	$0	$0	$0	$0	$0
Restricted Stock
Unvested & Accelerated Awards	$0	$0	$0	$0	$0	$284,209	$284,209
Retirement Benefits
Pension Plan	$0	$0	$0	$0	$0	$0	$0
Supplemental Retirement Benefit Plan	$0	$0	$0	$0	$0	$0	$0
Benefits
Continuation of Health & Welfare Benefits	$0	$0	$0	$0	$0	$0	$0
Excise Tax & Gross-Up	$0	$0	$0	$0	$0	$0	$0
Total	$190,000	$0	$0	$0	$0	$474,209	$664,209

(1)	Mr. Oliva’s salary continuation is subject to offset by income earned from other sources during the last six months of the period. See “Payments Made Upon Termination,” page 63.

Compensation of Directors

The following table summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended January 26, 2008.

Name (1)	Fees Earned or Paid in Cash (2) ($)	Stock Awards (3)(4)(5) ($)	Option Awards (3)(6) ($)	All Other Compensation (7) ($)	Total ($)
(a)	(b)	(c)	(d)	(g)	(h)
James R. Henderson	$35,633	-	-	-	$35,633
Don W. Hubble	$11,700	$13,764(4) $19,981(5)	-	$691	$46,136
Ronald J. Kruszewski	$19,000	$14,003(4) $33,847(5)	-	$789	$67,639
Charles W. Mueller	$15,650	$13,764(4) $32,359(5)	$646	$789	$63,208
John J. Quicke	$35,133	-	-	-	$35,133
Ronald N. Riner	$13,800	$15,848(4) $21,997(5)	-	$758	$52,403
Kelvin R. Westbrook	$16,200	$13,764(4) $24,363(5)	$646	$723	$55,696

(1)
Stephen M. O’Hara is a “named executive officer” and as such, information about the compensation that he received for his services to the Company, including services as a director, is included under the “Executive Compensation” section of this Form 10-K.

(2)
Cash compensation earned by directors for meeting fees during the fiscal year. See footnote 5 for annual board retainer fee paid in shares of common stock. Each non-employee director, except Messrs. Henderson and Quicke, generally receives 100% of his annual board retainer fee in the form of shares of common stock based upon the fair market value of the stock on the annual retainer date. Included in the amounts for Messrs. Henderson and Quicke are the cash values of $23,333 and $25,833, respectively, comprised of quarterly retainer payments, and an additional pro-rated retainer of $2,500 to Mr. Quicke when he became our non-executive Vice Chairman of the Board in the latter part of the year. Mr. Kruszewski also received cash compensation of $5,000 as an additional net pro-rated retainer when he became our non-executive Chairman of the Board in the latter part of the year.

(3)
The amounts shown in columns (c) and (d) above represent the dollar amounts recognized for financial statement reporting purposes in fiscal 2007 with respect to the stock and option awards included in the Company’s financial statements for fiscal 2007 per SFAS 123(R). See Note 2 to the consolidated financial statements included in this Form 10-K for a discussion of the relevant assumptions used in calculating grant date fair value pursuant to SFAS 123(R).

(4)
Pursuant to the 2004 Equity Incentive Plan for Non-Employee Directors, each non-employee director generally receives an annual stock grant of 600 shares of restricted stock on the date of the annual retainer date, except for Messrs. Henderson and Quicke, who receive the value of the grant in cash, as described below in Additional Information about Director Compensation. Shares vest at the rate of one-third of the shares granted on the first, second and third anniversary dates of the grant and are distributable upon vesting. Messrs. Henderson and Quicke will each be paid one-third of the cash value of their grant on the vesting date. The grant date fair value for each of these grants for fiscal 2007 was $14,583. As of January 26, 2008, the aggregate number of stock awards outstanding was: Mr. Hubble, 2,400 shares (1,200 unvested; 1,200 vested); Mr. Kruszewski, 2,800 shares (1,200 unvested; 1,600 vested); Mr. Mueller, 3,600 shares (1,200 unvested; 2,400 vested); Dr. Riner, 2,200 shares (1,333 unvested, 867 vested); and Mr. Westbrook, 3,100 shares (1,200 unvested; 1,900 vested).

(5)
Pursuant to the 2004 Equity Incentive Plan for Non-Employee Directors, generally each non-employee director receives 100% of his annual board retainer fee in the form of shares of common stock, based upon the fair market value of the stock on the annual retainer date, except for Messrs. Henderson and Quicke, who receive the value of the retainer in cash, as described below in Additional Information about Director Compensation, and in footnote 2. The retainer shares vest at a rate of 10% per month over a ten-month period following the annual retainer date. The grant date fair value of shares of restricted stock in lieu of annual board retainer fee was: Mr. Hubble, $19,978; Mr. Kruszewski, $31,985; Mr. Mueller, $31,985; Dr. Riner, $21,996; and Mr. Westbrook, $23,989. As of January 26, 2008, the aggregate number of retainer shares outstanding, both vested and unvested, was: Mr. Hubble, 4,758 shares; Mr. Kruszewski, 6,147 shares; Mr. Mueller, 13,978 shares; Dr. Riner, 2,908 shares; and Mr. Westbrook, 8,321 shares.

(6)
No stock options have been granted under the 2004 Equity Incentive Plan for Non-Employee Directors. The aggregate number of stock options outstanding as of January 26, 2008, was: Mr. Mueller, 10,000; and Mr. Westbrook, 4,600. The existing options were granted under the 1994 Non-Employee Directors Stock Plan which is now terminated.

(7)
Consists of dividends paid in fiscal 2007 on unvested stock grant and retainer shares (as described in footnotes 4 and 5 above). Dividends are paid at the same dividend rate paid to all shareholders of common stock.

Additional Information About Director Compensation

We structure director compensation to attract and retain non-employee directors and to further align the interests of directors with the interest of the shareholders by linking a meaningful portion of their compensation to stock performance. In setting director compensation, we consider the significant amount of time that our directors expend in fulfilling their duties to the Company as well as the skill-level required by the Company of members of the Board. Due to provisions in the terms of the Settlement Agreement dated August 30, 2006, between us and Steel Partners, Mr. Henderson and Mr. Quicke will receive all of their director compensation in the form of cash payments. For those forms of director compensation that are payable in shares of our common stock, Messrs. Henderson and Quicke will be paid a cash amount computed by multiplying the number of shares that would otherwise be issued to them as non-employee directors by the average of the high and low prices per share of our stock on the New York Stock Exchange on the date that shares are granted to the other non-employee directors. Mr. O’Hara does not receive compensation for serving as a director. Effective September 18, 2007, Mr. Kruszewski was elected our non-executive Chairman of the Board and Mr. Quicke was elected our non-executive Vice Chairman of the Board. Mr. Kruszewski previously served as Lead Director. Non-employee directors are compensated as follows:

Basic Retainer – Each non-employee director receives a base retainer of $20,000 per year.

Additional Retainers – Our non-executive Chairman receives an additional retainer of $20,000 per year, and our non-executive Vice Chairman receives an additional retainer of $5,000 per year, for their respective services. A lead director receives an additional retainer of $10,000 per year for his services. The chair of the Audit Committee received an additional retainer of $10,000 per year for his services on such committee. The chair of each other committee and each Audit Committee member received an additional retainer of $2,000 per year for their services on such committees. The additional retainer amounts are added to the base retainer for each position held.

Meeting Fees – In addition, such directors also receive $1,250 for each in-person meeting of the Board of Directors. Fees for telephonic meetings are $450. Directors receive $700 for each in-person meeting of committees on which the director serves if the committee meeting is on the same day as a Board meeting and $1,000 for each such meeting if the meeting is not on the same day as a Board meeting.

Expense Reimbursement – The Company also pays for the ordinary and necessary out-of-pocket expenses incurred by the non-employee directors for attendance at Board and committee meetings.

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

The Board expects to continue to emphasize restricted stock awards to non-employee directors over non-qualified stock options through the award of 600 shares of restricted stock annually to each director. This is consistent with our philosophy to generally emphasize performance-based restricted stock awards for employees instead of stock options for long-term incentives.

Deferred Compensation Option Plan for Non-Employee Directors. Three current directors, Messrs. Westbrook, O’Hara and Kruszewski, have elected to participate in the Deferred Compensation Option Plan for Non-Employee Directors. Upon election to the Board, a director may, at his or her election, defer $5,000 to $10,000 of Board meeting and committee meeting fees annually for a period not to exceed four years. In exchange, the director is entitled to receive at retirement, a retirement benefit payment payable over 15 years following his or her retirement. The amount of the retirement benefit is a function of the amount of compensation deferred and certain actuarial factors. Mr. Westbrook has completed his deferrals. A benefit amount payable prior to age 70 is dependent upon Mr. Westbrook’s age at termination, and his vested percentage at termination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of the fiscal year ended January 26, 2008, with respect to the shares of common stock that may be issued under our existing equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	315,100		$20.75	300,859
Equity compensation plans not approved by security holders	200,000	(2)	23.58	—
Total	515,100		$21.85	300,859

(1)
Includes stock options granted under the 1999 Performance Plan and the following plans which have terminated: the 1994 Performance Plan and the 1994 Non-Employee Directors Stock Plan. No awards may be granted under any of these plans following their termination. Of the shares in column (c), the 1999 Performance Plan (244,478 shares available for issuance at January 26, 2008) provides that restricted stock and stock units may also be issued under the plan; and the 2004 Equity Incentive Plan for Non-Employee Directors (56,381 shares available for issuance at January 26, 2008) provides that restricted stock, stock units, and stock purchased in lieu of retainer may also be issued under the plan, in addition to stock options. No stock options have been granted under the 2004 Equity Incentive Plan for Non-Employee Directors. All of these plans are shareholder-approved plans.

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

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The table below lists those persons known by us to own, directly or indirectly, more than five percent of the outstanding shares of our common stock, as  reported to the Securities and Exchange Commission by the beneficial owner(s) in their most recent Schedule 13D, Form 13F, or Schedule 13G filing as of February 14, 2008.

Beneficial Ownership of Our Common Stock

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	% of Class (1)
Steel Partners II, L.P.(2)	1,792,770	18.81%
590 Madison Avenue, 32nd Floor
New York, NY 10022
T. Rowe Price Associates, Inc.(3)	846,500	8.88%
100 E. Pratt Street
Baltimore, MD 21202
Dimensional Fund Advisors LP(4)	756,019	7.93%
1299 Ocean Avenue
Santa Monica, CA 90401

(1)	Based upon 9,528,926 shares of our common stock outstanding as of March 28, 2008.

(2)
According to a Form 13F dated February 14, 2008, filed by Warren G. Lichtenstein, and a 13D Amendment No. 15 dated December 28, 2007, filed by Steel Partners II, L.P., Steel Partners II GP LLC, Steel Partners, LLC, Steel Partners II Master Fund L.P., Warren G. Lichtenstein, James R. Henderson, and John J. Quicke, Steel Partners II, L.P. beneficially owns 1,792,770 shares and has sole voting and dispositive power over such shares. By virtue of their relationships with Steel Partners II, L.P., each of Steel GP LLC, Steel Master, Partners LLC and Mr. Lichtenstein may be deemed to beneficially own the shares owned by Steel Partners II, L.P. and has sole voting and dispositive power over all the 1,792,770 shares beneficially owned by Steel Partners II, L.P.

(3)
According to a Schedule 13G Amendment 2 dated February 14, 2008, filed by T. Rowe Price Associates, Inc. (Price Associates) and T. Rowe Price Small-Cap Stock Fund, Inc., Price Associates and T. Rowe Price Small-Cap Stock Fund, Inc. beneficially own 846,500 shares. Price Associates reported that it has sole voting power with respect to 76,100 shares, and sole dispositive power with respect to all 846,500 shares. Price Associates reported that these shares are owned by various individual and institutional investors, including the T. Rowe Price Small-Cap Stock Fund, Inc., (which was reported to beneficially own 688,400 shares, representing 7.0% of the shares outstanding, and have sole voting power with respect to all 688,400 shares), to which Price Associates serves as investment advisor with power to direct investments and/or to vote the shares. Price Associates reported that it is deemed to be a beneficial owner of such shares, but expressly disclaims that it is, in fact, the beneficial owner of such shares.

(4)
According to a Schedule 13G Amendment 1 dated February 6, 2008, filed by Dimensional Fund Advisors LP (Dimensional), Dimensional beneficially owns 756,019 shares, with sole voting and dispositive power with respect to all 756,019 shares. Dimensional, formerly Dimensional Fund Advisors, Inc., reported that it furnishes investment advice to four investment companies and serves as investment manager to certain other commingled group trusts and separate accounts, collectively referred to as the “Funds.” Dimensional reported that in its role as investment advisor or manager, it may be deemed to be the beneficial owner of the shares held by the Funds, but that all shares reported are owned by the Funds and Dimensional disclaims beneficial ownership of all such shares.

STOCK OWNERSHIP OF MANAGEMENT

The table below shows the number of shares of common stock beneficially owned as of March 28, 2008, by each director, each executive officer listed in the Summary Compensation Table, and all directors and executive officers as a group. As of March 28, 2008, each director and executive officer named beneficially owned less than one percent, except for Mr. O’Hara, who owned 2.89%. The directors and executive officers as a group owned 6.39% of the Company’s common stock. All percentages include options that are exercisable within 60 days after March 28, 2008.

	Amount and Nature of Beneficial Ownership
Name of Beneficial Owner	Owned(1)(2)		Obtainable through Stock Option Exercise(3)	Total
Steven L. Frey	20,108	(4)	58,000	78,108
James R. Henderson	—		—	—
Don W. Hubble	34,133	(5)	—	34,133
Ronald J. Kruszewski	13,947		—	13,947
Charles W. Mueller	24,182	(6)	10,000	34,182
Stephen M. O’Hara	75,335	(4)(7)(8)	205,600	280,935
John J. Quicke	—		—	—
John S. Olbrych	4,731	(4)	37,500	42,231
Richard M. Oliva	15,297	(4)	13,000	28,297
Ronald N. Riner	5,108		—	5,108
James W. Shaffer	19,873	(4)(8)	41,000	60,873
Kelvin R. Westbrook	11,421		4,600	16,021
All executive officers and directors as a group (14 persons)	245,029		388,200	636,229

(1)	Except as otherwise indicated, each individual has sole voting and dispositive power over the shares listed beside his name.

(2)
Includes 2,400 shares for Mr. Hubble, 2,800 shares for Mr. Kruszewski, 3,600 shares for Mr. Mueller, 700 shares for Mr. O’Hara, 2,200 shares for Dr. Riner, and 3,100 shares for Mr. Westbrook which were granted pursuant to the 1994 Non-Employee Directors Stock Plan and/or the 2004 Equity Incentive Plan for Non-Employee Directors. With respect to these shares, the named directors have sole voting power and no current dispositive power except for 1,200 shares held by Mr. Hubble, 1,600 shares held by Mr. Kruszewski, 2,400 shares held by Mr. Mueller, 700 shares held by Mr. O’Hara, 867 shares held by Dr. Riner, and 1,900 shares held by Mr. Westbrook for which they have sole voting and dispositive power.

(3)	Includes only those stock options exercisable within 60 days after March 28, 2008.

(4)
Includes restricted stock awarded under the Company’s long-term incentive program through the 2007 awards, as follows: Mr. Frey, 15,762 shares; Mr. O’Hara, 51,019 shares; Mr. Shaffer, 14,998 shares; Mr. Olbrych, 4,731 shares; and Mr. Oliva, 15,297 shares. Such numbers do not include shares issued in 2004 and 2005 and subsequently forfeited because the performance goals associated with those awards were not achieved. All restricted shares may be earned in whole or in part based upon performance criteria.

(5)	Mr. Hubble disclaims beneficial ownership of 5,400 shares included above which are held by his wife.

(6)	Mr. Mueller disclaims beneficial ownership of 24,182 shares included above which are held by his wife’s living trust.

(7)	Includes 3,000 restricted shares (all of which have vested) awarded to Mr. O’Hara on September 15, 2003, as an inducement to employment.

(8)	Includes 10,716 shares held by Mr. O’Hara, and 1,194 shares held by Mr. Shaffer, held in the company stock fund of our 401(k) plan.

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

•	an executive officer, director, current nominee for director, or any of any such person’s immediate family or household members had or will have a direct or indirect material interest; and

•	in which the amount involved exceeds $120,000.

Item 14. Principal Accountant Fees and Services

Audit Fees

The information set forth below summarizes the fees paid to Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates, our independent registered public accountants, during the fiscal years ended January 26, 2008 and January 27, 2007:

	Fiscal Year Ended January 26, 2008	Fiscal Year Ended January 27, 2007

Audit Fees(1)	$518,633	$632,909
Audit-Related Fees(2)	4,783	3,965
Tax Fees	—	—
All Other Fees	—	—

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

Auditor Services Preapproval Policy

The Audit Committee pre-approves all fees and services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates. Our Audit Committee has adopted pre-approval policies and procedures for non-audit services, and 100% of all services disclosed above for the fiscal years ended January 26, 2008, and January 27, 2007, were pre-approved by our Audit Committee and were provided pursuant to such policies and procedures.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Document List

	1.	Financial Statements		Page

The following financial statements are attached hereto and incorporated by reference in Item 8 above:

		(i)	Report of Independent Registered Public Accounting Firm	F-1

		(ii)	Consolidated Statements of Income - Years ended January 26, 2008, January 27, 2007 and January 28, 2006	F-2

		(iii)	Consolidated Balance Sheets - January 26, 2008 and January 27, 2007	F-3

		(iv)	Consolidated Statements of Shareholders’ Equity - Years ended January 26, 2008, January 27, 2007 and January 28, 2006	F-4

		(v)	Consolidated Statements of Cash Flows - Years ended January 26, 2008, January 27, 2007 and January 28, 2006	F-5

		(vi)	Notes to Consolidated Financial Statements	F-6 - F-26

	2.	Financial Statement Schedule

		(i)	Schedule II - Valuation and Qualifying Accounts - For the Three Years Ended January 26, 2008	F-27

All other schedules are not submitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto.

3.
Exhibits

See Exhibit Index for a list of all management contracts, compensatory plans and arrangements required by this item (Exhibit Nos. 10.1 through 10.41) and all other exhibits filed or incorporated by reference as a part of this report.

(b)	See Exhibit Index.

(c)	See Item 15(a) 2 above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Angelica Corporation:

We have audited the accompanying consolidated balance sheets of Angelica Corporation and subsidiaries (the “Company”) as of January 26, 2008 and January 27, 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended January 26, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Angelica Corporation and subsidiaries as of January 26, 2008 and January 27, 2007, and the results of their operations and their cash flows for each of the three years in the period ended January 26, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 26, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 9, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

St. Louis, Missouri
April 9, 2008

CONSOLIDATED STATEMENTS OF INCOME

Angelica Corporation and Subsidiaries

For Years Ended	January 26,	January 27,	January 28,
(Dollars in thousands, except per share amounts)	2008	2007	2006
Continuing operations:
Revenues	$429,957	$425,735	$418,357
Cost of services	(371,552)	(363,800)	(364,300)
Gross profit	58,405	61,935	54,057
Selling, general and administrative expenses	(49,100)	(51,306)	(50,092)
Amortization of other acquired assets	(4,197)	(4,281)	(4,036)
Other operating income, net	2,751	2,987	6,384
Income from operations	7,859	9,335	6,313
Interest expense	(9,493)	(9,412)	(7,198)
Non-operating income, net	1,277	2,424	1,613
(Loss) income from continuing operations before income taxes	(357)	2,347	728
Income tax benefit	4,296	1,286	1,591
Income from continuing operations	3,939	3,633	2,319
Discontinued operations:
Loss from discontinued operations, net of tax benefit of $0,
$0, and $835	-	-	(1,286)
Loss on disposal of discontinued operations, net of tax
provision of $0, $0, and $218	-	-	(785)
Loss from discontinued operations	-	-	(2,071)
Net income	$3,939	$3,633	$248
Basic earnings (loss) per share:
Income from continuing operations	$0.42	$0.40	$0.26
Loss from discontinued operations	-	-	(0.23)
Net income	$0.42	$0.40	$0.03
Diluted earnings (loss) per share:
Income from continuing operations	$0.42	$0.39	$0.25
Loss from discontinued operations	-	-	(0.22)
Net income	$0.42	$0.39	$0.03

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

Angelica Corporation and Subsidiaries

	January 26,	January 27,
(Dollars in thousands)	2008	2007
ASSETS
Current Assets:
Cash	$3,258	$6,254
Receivables, net	63,803	56,874
Linen inventory	48,547	50,902
Deferred income taxes	8,539	-
Prepaid expenses and other current assets	6,540	4,019
Total Current Assets	130,687	118,049
Property and Equipment:
Land	6,102	7,187
Buildings and leasehold improvements	51,993	54,322
Machinery and equipment	139,953	141,074
Capitalized leased equipment	-	653
	198,048	203,236
Less – accumulated depreciation	105,705	106,780
Total Property and Equipment	92,343	96,456
Other:
Goodwill	49,259	49,259
Other acquired assets, net	33,929	38,108
Cash surrender value of life insurance	2,308	9,664
Deferred income taxes	5,962	19,035
Miscellaneous	5,921	5,734
Total Other Assets	97,379	121,800
Total Assets	$320,409	$336,305
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$-	$96
Life insurance policy loans	-	8,298
Accounts payable	33,902	32,867
Accrued wages and other compensation	6,186	8,961
Deferred compensation and pension liabilities	1,650	1,693
Deferred income taxes	-	4,961
Other accrued liabilities	24,052	29,392
Total Current Liabilities	65,790	86,268
Long-Term Debt, less current maturities	90,000	85,300
Other:
Deferred compensation and pension liabilities	12,154	14,623
Other long-term liabilities	1,002	2,568
Total Other Liabilities	13,156	17,191
Shareholders' Equity:
Common Stock, $1 par value, authorized 20,000,000 shares, issued: 9,572,938
and 9,518,688 shares	9,573	9,519
Capital surplus	9,230	7,174
Retained earnings	140,053	140,277
Accumulated other comprehensive loss	(2,947)	(4,839)
Common Stock in treasury, at cost: 287,987 and 296,419 shares	(4,446)	(4,585)
Total Shareholders' Equity	151,463	147,546
Total Liabilities and Shareholders' Equity	$320,409	$336,305

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Angelica Corporation and Subsidiaries

For Years Ended	January 26,	January 27,	January 28,
(Dollars in thousands, except per share amounts)	2008	2007	2006
COMMON STOCK ($1 PAR VALUE)
Balance at beginning of year	$9,519	$9,472	$9,472
Common stock issued	54	47	-
Balance at end of year	$9,573	$9,519	$9,472
CAPITAL SURPLUS
Balance at beginning of year	$7,174	$7,189	$5,336
SFAS 123(R) cumulative effect adjustment	-	(533)	-
Tax benefit of stock options exercised	-	-	1,031
Stock-based compensation expense	1,414	217	-
Common stock issued	793	573	-
Treasury stock reissued	(151)	(272)	822
Balance at end of year	$9,230	$7,174	$7,189
RETAINED EARNINGS
Balance at beginning of year	$140,277	$140,805	$144,621
Net income	3,939	3,633	248
Cash dividends (per share: 2007-$.44; 2006-$.44; 2005-$.44)	(4,163)	(4,161)	(4,064)
Balance at end of year	$140,053	$140,277	$140,805
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of year	$(4,839)	$(2,553)	$(1,337)
Change in fair value of interest rate swap	(40)	(61)	110
Change in fair value of natural gas derivative	1,929	(2,301)	(607)
SFAS 158 transition adjustment	-	(345)	-
Pension liability adjustment	3	421	(719)
Balance at end of year	$(2,947)	$(4,839)	$(2,553)
UNAMORTIZED RESTRICTED STOCK
Balance at beginning of year	$-	$(2,841)	$(1,007)
SFAS 123(R) cumulative effect adjustment	-	2,841	-
Treasury stock reissued	-	-	(2,474)
Amortization expense	-	-	640
Balance at end of year	$-	$-	$(2,841)
COMMON STOCK IN TREASURY, AT COST
Balance at beginning of year	$(4,585)	$(2,524)	$(5,729)
SFAS 123(R) cumulative effect adjustment	-	(2,308)	-
Treasury stock reissued	139	247	3,205
Balance at end of year	$(4,446)	$(4,585)	$(2,524)
SHAREHOLDERS' EQUITY, END OF YEAR	$151,463	$147,499	$149,548
Comprehensive Income (Loss)
Net income	$3,939	$3,633	$248
Change in fair value of interest rate swap, net of tax:
Unrealized (losses) gains deferred during year	(5)	32	96
Realized (gains) losses reclassified to net income during year	(35)	(93)	14
Change in fair value of natural gas derivative, net of tax:
Unrealized losses deferred during year	(384)	(4,660)	(607)
Realized losses reclassified to net income during year	2,313	2,359	-
Pension liability adjustment, net of tax	3	421	(719)
Other changes	-	-	-
Total Comprehensive Income (Loss)	$5,831	$1,692	$(968)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Angelica Corporation and Subsidiaries

For Years Ended	January 26,	January 27,	January 28,
(Dollars in thousands)	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations	$3,939	$3,633	$2,319
Non-cash items included in income from continuing operations:
Depreciation	14,315	15,143	14,865
Amortization	5,612	4,498	4,677
Deferred income taxes	(1,955)	(406)	(1,591)
Recognition of uncertain tax positions	(2,330)	-	-
Cash surrender value of life insurance	(1,474)	(1,423)	(693)
Gain on sale of assets	(2,438)	(3,409)	(6,190)
Change in working capital components of continuing operations, net of businesses acquired/disposed of:
Receivables, net	(6,991)	(551)	(8,874)
Linen inventory	2,217	(7,520)	(3,952)
Prepaid expenses and other current assets	(114)	(754)	1,763
Accounts payable	(720)	(2,353)	16,311
Compensation and other accruals	(4,059)	(907)	2,209
Income taxes	(393)	(990)	1,126
Other, net	(2,677)	(792)	(1,532)
Net cash provided by operating activities of continuing operations	2,932	4,169	20,438
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property and equipment	(14,361)	(8,001)	(18,377)
Cost of businesses and assets acquired	-	-	(52,930)
Disposals of assets	7,478	8,010	9,481
Life insurance premiums paid, net	(671)	(265)	(1,048)
Net cash used in investing activities of continuing operations	(7,554)	(256)	(62,874)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	(115,996)	(115,019)	(223,015)
Borrowings of long-term debt	120,600	115,000	240,200
Repayments of life insurance policy loans	(8,298)	(7,801)	(24,040)
Borrowings from life insurance policy loans	8,514	9,580	53,216
Debt issuance costs	-	(48)	(1,466)
Dividends paid	(4,163)	(4,161)	(4,064)
Stock options exercised	847	623	1,553
Net cash provided by (used in) financing activities of continuing operations	1,504	(1,826)	42,384
CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating cash flows	122	(210)	915
Investing cash flows	-	-	2,588
Financing cash flows	-	-	-
Net (decrease) increase in cash	(2,996)	1,877	3,451
Cash at beginning of year	6,254	4,377	926
Cash at end of year	$3,258	$6,254	$4,377
Supplemental cash flow information:
Income taxes paid (refunded)	$103	$109	$(606)
Interest paid	$8,122	$8,974	$6,246

Supplemental disclosures of noncash investing and financing activities:
Holdback of cost of businesses and assets acquired	$-	$-	$106
Purchases of property and equipment included in accounts payable	$2,170	$415	$1,057
Life insurance death benefit proceeds used to repay life insurance policy loans	$542	$306	$1,052
Escrow related to assets disposed	$-	$-	$1,100

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Angelica Corporation and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
Angelica Corporation (the Company) has one reportable segment that provides textile rental and linen management services principally to healthcare institutions, and to a limited extent to hotels, motels and restaurants, in or near major metropolitan areas in the United States.

Fiscal Year
The Company’s fiscal year ends on the last Saturday in January. Fiscal years 2007, 2006 and 2005 ended January 26, 2008, January 27, 2007 and January 28, 2006, respectively.

Principles of Consolidation
All subsidiaries are wholly-owned and are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition
Revenues are recognized at the time the service is provided to the customer. Volume-based rebates paid to customers are recorded as a reduction of revenues at the time the related revenue is earned. The Company excludes sales, use, value-added and excise taxes from revenues on a net reporting basis.

Use of Estimates
These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates by management in determining the Company’s assets, liabilities, revenues and expenses. Actual results may vary from these estimates.

Receivables, net
Receivables are stated at their net realizable value. The Company provides a reserve for doubtful accounts that is based upon historical collection information, specific reserves for known troubled accounts, and other currently available information. At January 26, 2008 and January 27, 2007, the reserve for doubtful accounts was $926,000 and $848,000, respectively.

Linen Inventory
Linen inventory includes linens in service as well as linen inventory not yet placed into service. Linens in service are stated at depreciated cost and linen inventory is stated at cost. The Company reviews the amortization period of its linens in service on an ongoing basis. In order to satisfy its initiative to provide customers with 100% order fill rates the Company purchased a significant amount of additional linens in fiscal 2006, which results in linens being washed less often and therefore lasting longer. As a result, the Company determined that the actual useful life of its linens was longer than the estimated useful life previously used for amortization purposes in its financial statements. Effective April 30, 2006, the first day of its 2006 second fiscal quarter, the Company changed its estimate of the average useful life from 60 weeks to 63 weeks to reflect the estimated period during which these linens will remain in service. The effect of this change was to reduce fiscal 2006 linen amortization expense by $1,605,000, increase fiscal 2006 net income by $966,000, increase fiscal 2006 basic income per share by $0.11, and increase fiscal 2006 diluted income per share by $0.10.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

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

Goodwill
Goodwill represents the excess purchase price over the fair market value of net identifiable assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized, but is tested for impairment annually as of the end of the third quarter using a fair-value based analysis.

Other Acquired Assets, net
Other acquired assets, net, consisting of customer contracts and non-competition agreements, are being amortized on the straight-line basis generally over periods of three to fifteen years.

Self-Insurance Programs
The Company is self-insured up to certain levels for workers’ compensation, general liability and vehicle liability coverage after February 1, 1999. Provision for losses relating to these programs are recorded based on estimates for claims incurred using actuarial analyses. The estimated liabilities for these programs recorded in other accrued liabilities were $16,640,000 and $19,678,000 at January 26, 2008 and January 27, 2007, respectively. In addition, the Company is primarily self-insured for non-union employee medical coverage. The liability is determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. The amounts included in other accrued liabilities for this liability at January 26, 2008 and January 27, 2007 were $1,517,000 and $1,364,000, respectively.

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

New Accounting Pronouncements
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for the Company’s fiscal year ended January 26, 2008. The adoption of SFAS No. 155 had no impact on the Company’s consolidated financial statements.

In June 2006, the EITF reached a consensus on Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount that Could Be Realized in Accordance with FASB Technical Bulletin 85-4.” EITF 06-5 stipulates that the cash surrender value and any additional amounts provided by the contractual terms of the insurance policy that are realizable at the balance sheet date should be considered in determining the amount that could be realized under the life insurance policy. The consensus also provides additional guidance for determining the amount to be realized, including the policy level for which the analysis should be performed, amounts excluded and measurement criteria. Entities will have the option of applying the provisions of EITF 06-5 as a cumulative effect adjustment to the opening balance of retained earnings or retrospectively to all prior periods. EITF 06-5 is effective for the Company’s fiscal year ended January 26, 2008. The adoption of EITF 06-5 had no impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair value. SFAS No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. SFAS No. 157, as originally issued, was to be effective for the Company’s fiscal year ending January 31, 2009. However, on February 12, 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157,” which deferred the effective date of SFAS No. 157 for one year, as it relates to certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which amends SFAS No. 87, “Employers’ Accounting for Pension,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pension” and SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pension and Other Postretirement Benefits.” SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of accumulated other comprehensive income, net of tax, the gains or losses and prior service costs or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

credits that arise during the period but are not recognized as components of net periodic benefit cost. On January 27, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158, and has included the related cumulative effect adjustment in the accompanying consolidated balance sheet for fiscal 2006. See Note 10 for further discussion of the effect of adopting SFAS No. 158 on the Company’s consolidated financial statements. This statement also requires that employers measure plan assets and obligations as of the date of their year-end financial statements beginning with the Company’s fiscal year ending January 31, 2009. The Company currently measures its plan assets and obligations as of January 1. The Company has not yet determined the impact that this portion of SFAS No. 158 will have on its consolidated balance sheets.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.” SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for the Company’s fiscal year ending January 31, 2009. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial statements.

In June 2007, the EITF reached a consensus on EITF Issue No. 06-11, “Accounting for Income Tax Benefits on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize a realized income tax benefit associated with dividends or dividend equivalents paid on nonvested, equity-classified employee share-based payment awards that are charged to retained earnings as an increase to additional paid-in capital. EITF 06-11 will be applied prospectively to any income tax benefits that result from dividends that are declared on or after January 27, 2008. The Company does not expect the adoption of EITF 06-11 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” This statement amends SFAS No. 141 and provides revised guidance for recognizing and measuring assets acquired and liabilities assumed in a business combination. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination, and requires that transaction costs in a business combination be expensed as incurred. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141R will impact our accounting for business combinations completed on or after February 1, 2009.

2. SHARE-BASED PAYMENTS

The Company has various stock option and stock bonus plans that provide for the granting of incentive stock options, non-qualified stock options, restricted stock and performance awards to certain employees and directors. A total of 2,125,000 shares have been authorized to be issued under all such plans. Options and awards have been granted at or above the market price of the Company’s stock at the date of grant, although certain plans allow for awards to be granted at a price below fair market value. Options vest over periods ranging from six months to four years, and are exercisable not less than six months nor more than 10 years after the date of grant. Restricted shares granted to non-employee directors generally vest over one to three years. Restricted shares granted to employees generally represent performance-contingent awards that vest at the end of three years upon the attainment of certain earnings performance goals, with the exception of certain retainer awards granted in the third quarter of fiscal 2006 that vest over a ten year period upon the attainment of certain earnings performance goals.

Effective January 29, 2006, the first day of fiscal 2006, the Company adopted SFAS No. 123 (revised 2004) “Share-Based Payment” (SFAS 123(R)) using the modified prospective method of adoption, which does not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

require restatement of prior periods. Under the modified prospective method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption, net of an estimate of expected forfeitures. Under SFAS 123(R), compensation expense is based on the estimated fair values of stock options and restricted stock determined on the date of grant and is recognized over the related vesting period, net of an estimate of expected forfeitures. For service only awards with graded vesting, the Company has elected to recognize compensation cost on a straight-line basis over the requisite service period. For performance-contingent restricted stock, if it is determined that the performance contingency will not be satisfied, any previously recognized compensation expense is reversed in the period such determination is made. As of January 17, 2006, the Board of Directors approved the accelerated vesting of 64,334 unvested stock options. The exercise price of these options was greater than the market price of the underlying stock on the date of modification. By accelerating the vesting of these options, approximately $173,000 of compensation expense was not incurred in fiscal year 2006, and $43,000 of compensation expense was not incurred in fiscal year 2007. Upon adoption of SFAS No. 123(R), the remaining balances of unamortized restricted stock were netted against common stock, treasury stock, and capital surplus. The adoption of SFAS No. 123(R) did not have a material impact on the consolidated financial statements.

There were no stock options granted during fiscal year 2007. The weighted-average grant-date fair value of options granted during fiscal years 2006 and 2005 was $7.34 and $6.94, respectively. The Company estimates the fair value of its option awards on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on external data while all other assumptions are determined based on the Company’s historical experience with stock options. The following weighted-average assumptions were used for grants in fiscal years 2006 and 2005:

	2006	2005
Expected volatility	32.9%	31.4%
Expected dividend yield	2.2%	3.8%
Expected term (in years)	9 - 10	9 - 10
Risk-free interest rate	4.5%	4.0%

A summary of the status of the Company’s stock option plans as of January 26, 2008, and changes during the fiscal year then ended is presented in the table below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at beginning of year	581,850	$21.49	6.4
Granted	-	-
Exercised	(54,250)	15.62
Forfeited	(12,500)	32.02
Expired	-	-
Options outstanding at end of year	515,100	$21.85	5.6	$455,000
Options exercisable at end of year	458,850	$21.65	5.1	$455,000

The Company expects all stock options outstanding at January 26, 2008, to vest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during fiscal years 2007, 2006, and 2005 were as follows:

	2007	2006	2005
Proceeds from stock options exercised	$847,000	$624,000	$1,733,000
Tax benefits related to stock options exercised	$-	$-	$1,031,000
Intrinsic value of stock options exercised	$575,000	$487,000	$2,120,000

The Company did not realize a tax benefit related to the exercise of stock options in fiscal 2007 or 2006 as there was no taxable income for the benefit to offset due to net operating loss and tax credit carryovers.

The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant. Restricted stock activity for the year ended January 26, 2008 was as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at beginning of year	296,269	$19.70
Granted	79,157	26.67
Vested	(8,881)	22.81
Forfeited	(65,500)	21.28
Nonvested at end of year	301,045	$21.09

The total fair value of restricted stock awards vested during 2007, 2006 and 2005 was $203,000, $338,000 and $216,000, respectively. The total fair value of stock options vested during 2007, 2006 and 2005 was $138,000, $75,000, and $2,085,000, respectively. The Company generally issues shares from treasury stock to satisfy restricted stock awards and stock option exercises. The Company will issue new shares to satisfy such awards and exercises if sufficient treasury shares are not available.

Total compensation expense charged to income for all stock option and stock bonus plans during fiscal 2007, 2006 and 2005 was $903,000, $131,000 and $411,000, respectively (net of $511,000, $86,000 and $256,000 related income taxes). The total compensation expense related to nonvested stock options and awards not yet recognized is currently expected to be a combined total of approximately $2,878,000. This cost is expected to be recognized over a weighted average period of 4.1 years. Restricted stock awards comprise approximately $2,553,000 of the Company’s expected future stock-based compensation expense, with the remainder related to stock option awards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

Prior to the adoption of SFAS 123(R), the Company measured compensation expense for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and followed the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Accordingly, no compensation expense was recognized for stock-based compensation plans other than for restricted stock and performance-based awards. Had compensation expense for stock-based compensation plans for 2005 been determined consistent with SFAS No. 123, the Company’s net income and earnings per share would approximate the following pro forma amounts:

(Dollars in thousands, except per share amounts)	2005
Net income:
As reported	$248
Add: stock-based employee compensation expense included in net
income, net of tax	411
Deduct: stock-based employee compensation expense determined
under fair-value based method for all awards, net of tax	(1,603)
Pro forma net loss	$(944)
Basic earnings (loss) per share:
As reported	$0.03
Pro forma	(0.10)
Diluted earnings (loss) per share:
As reported	$0.03
Pro forma	(0.10)

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

The assets acquired in the Royal acquisition included linens in service, accounts receivable, prepaid expenses and deposits, and property and equipment. The intangible assets acquired totaled $38,883,000 for customer contracts, restrictive covenants, and goodwill. Customer contracts and restrictive covenants are being amortized over 15 years and 10 years, respectively. The excess of the purchase price over the fair value of the net assets acquired increased goodwill by $18,808,000 of which the entire amount is expected to provide an income tax benefit. The results of operations of Royal have been included in the Company’s consolidated financial statements since the date of acquisition.

The unaudited pro forma consolidated revenues for fiscal year 2005 as though the Royal acquisition had occurred at the beginning of the year totaled $425,148,000. The unaudited pro forma consolidated income from continuing operations would have been $2,168,000 or $0.23 per diluted share. These pro forma amounts are not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

4. OTHER OPERATING INCOME, NET AND NON-OPERATING INCOME, NET

Other operating income, net includes gains on disposals of assets. For the fiscal years ended January 26, 2008, January 27, 2007, and January 28, 2006, these gains totaled $2,438,000, $3,409,000, and $6,190,000, respectively.

Non-operating income, net consisted of the following:

(Dollars in thousands)	2007	2006	2005
Interest income	$852	$884	$769
Gains on death benefits of Company-owned life insurance policies	287	184	432
Distribution related to liquidation of parent company of an issuer of Company-owned life insurance policies	269	-	360
Gain on sale of real estate	-	1,666	-
Loss related to natural gas derivative (see Note 11)	-	(281)	-
Other	(131)	(29)	52
	1,277	2,424	1,613

5. INCOME TAXES

The provision for income taxes from continuing operations consisted of the following:

(Dollars in thousands)	2007	2006	2005
Current:
Federal	$(2,323)	$(870)	$-
State	17	(19)	-
Foreign	(306)	8	-
Deferred:
Federal	(528)	706	(360)
State	(1,028)	(1,111)	(1,231)
Foreign	(128)	-	-
	$(4,296)	$(1,286)	$(1,591)

Reconciliation between the statutory income tax rate and effective tax rate from continuing operations is summarized below:

	2007	2006	2005
Income tax (benefit) provision at statutory rate	$(121)	$798	$248
State tax, net of federal benefit	(251)	(22)	(279)
Effect of permanent items:
Cash surrender value and insurance benefits, net of expense	(369)	(308)	(624)
Meals and entertainment	110	113	87
Tax contingency adjustment and audit settlement	(2,753)	(309)	-
Valuation allowance	-	-	120
Adjustment to deferred taxes for reassessment of state
effective tax rate	17	(638)	-
Other	(14)	(184)	26
Effect of tax credits from employment programs	(915)	(736)	(1,169)
	$(4,296)	$(1,286)	$(1,591)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

The “adjustment to deferred taxes for reassessment of state effective tax rate” includes the impact of reversing deferred tax assets and liabilities due to changes in expected state apportionment ratios and statutory rates in jurisdictions where the Company files tax returns.

Significant components of deferred tax assets and liabilities were as follows:

	January 26,	January 27,
(Dollars in thousands)	2008	2007
Deferred tax assets:
Deferred compensation	$4,268	$4,386
Insurance reserves not yet deductible	6,337	7,515
Customer contracts	1,767	1,793
Net operating loss and tax credit carryforwards	13,914	24,382
Valuation allowance	(120)	(120)
Other	5,304	6,312
	31,470	44,268
Deferred tax liabilities:
Property and equipment	(12,741)	(11,835)
Linens in service	-	(15,263)
Other	(4,228)	(3,096)
	(16,969)	(30,194)
Net deferred tax assets	$14,501	$14,074

On July 13, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (FIN 48). The Company adopted the provisions of FIN 48 on January 28, 2007, the first day of its 2007 fiscal year. The implementation of FIN 48 did not result in a cumulative adjustment to the Company’s previously recorded liability for gross unrecognized tax benefits, which amounted to $2,333,000 as of the date of adoption. In the third quarter of fiscal 2007, the statute of limitations on certain tax return years expired. The expiration of those statutes of limitation resulted in the recognition of uncertain tax positions in the amount of $2,330,000 through the effective tax rate.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in its tax provision (benefit). Due to its net operating loss and tax credit carryforward position, the Company recognized no penalties or interest during the years ended January 26, 2008, January 27, 2007, or January 28, 2006, and had no interest or penalties accrued as of January 26, 2008 or January 27, 2007. Because both permanent and temporary items can be considered uncertain tax positions, the Company has reflected its deferred tax assets and liabilities on the basis of the more likely than not standard required by FIN 48.

A reconciliation of the total amount of unrecognized tax benefits is as follows:

(Dollars in thousands)
Balance at January 28, 2007	$2,333
Increases resulting from positions taken during prior periods	15,617
Decreases resulting from the lapse of applicable statutes of limitation	(2,333)
Balance at January 26, 2008	$15,617

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

If recognized, $11,000 of unrecognized tax benefits remaining at January 26, 2008, would affect the effective tax rate. An estimate of changes to the unrecognized tax benefits within 12 months of January 26, 2008 cannot be made at this point.

The Company is subject to taxation in the United States, and its tax years for 2004 through 2006 are subject to examination by the tax authorities. With few exceptions, the Company is no longer subject to U.S. federal, state or local examinations by tax authorities for years before 2004.

The Company has a federal net operating loss carryover of $43,674,000 which will expire beginning in 2025; $3,401,000 in federal tax credit carryovers which expire at various dates beginning in 2021 or have no expiration date; $10,223,000 of state tax credit carryovers which expire at various dates beginning in 2012 or have no expiration date; and various other charitable contribution carryovers, tax credits and state net operating loss carryovers. After adjustment for uncertain tax positions identified in accordance with the provisions of FIN 48, the Company's net operating loss carryover for financial reporting purposes was reduced in fiscal 2007 from $43,674,000 to $6,694,000. This adjustment had no impact on the Company's effective tax rate.

In assessing the adequacy of the deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers projected future taxable income and tax planning strategies in making this assessment. A valuation allowance of $120,000 was recorded in fiscal 2005 as management believes that it is more likely than not that the benefit will not be realized.

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the assets held for sale, cash flows, results of operations and loss on disposal of the Columbia facility are segregated and reported as discontinued operations for all periods presented in this report. As of January 28, 2006, there were no remaining assets of the Columbia facility that were held for sale. Operating results for the Columbia facility are included in the Consolidated Statements of Income in net loss from discontinued operations for all

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

periods presented. The loss from operations in fiscal 2005 includes $543,000 in employee termination expenses. Results for the Columbia facility are as follows:

(Dollars in thousands)	2005
Revenues	$5,058
Loss before income taxes	$(2,121)
Income tax benefit	835
Net loss	$(1,286)

During fiscal 2005, the Company recognized $441,000 in expense related to additional tax impact for the sale of its Life Uniform retail business segment, which occurred in fiscal 2004, and other discontinued operations. This amount is included in the Consolidated Statements of Income as net loss from disposal of discontinued operations.

7. EARNINGS PER SHARE

The following table reconciles weighted average shares outstanding to amounts used to calculate basic and diluted earnings per share for fiscal years 2007, 2006 and 2005:

(Dollars and shares in thousands)	2007	2006	2005
Net income available to Common shareholders:
Income from continuing operations	$3,939	$3,633	$2,319
Loss from operations of discontinued segment, net of tax	-	-	(1,286)
Loss on disposal of discontinued segment, net of tax	-	-	(785)
Net income	$3,939	$3,633	$248
Weighted average shares:
Average shares outstanding	9,270	9,186	9,096
Effect of dilutive securities	49	46	179
Average shares outstanding, adjusted for dilutive effects	9,319	9,232	9,275
Earnings (loss) per share - basic:
Income from continuing operations	$0.42	$0.40	$0.26
Loss from operations of discontinued segment	-	-	(0.14)
Loss on disposal of discontinued segment	-	-	(0.09)
Net income	$0.42	$0.40	$0.03
Earnings (loss) per share - diluted:
Income from continuing operations	$0.42	$0.39	$0.25
Loss from operations of discontinued segment	-	-	(0.14)
Loss on disposal of discontinued segment	-	-	(0.08)
Net income	$0.42	$0.39	$0.03

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

8. GOODWILL AND OTHER ACQUIRED ASSETS, NET

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company performed its annual goodwill impairment test at the end of the third quarters of fiscal 2007, 2006 and 2005 which resulted in no indication of impairment. Other acquired assets, net consisted of the following (dollars in thousands):

	January 26, 2008			January 27, 2007
	Gross		Other	Gross		Other
	Carrying	Accumulated	Acquired	Carrying	Accumulated	Acquired
	Amount	Amortization	Assets, net	Amount	Amortization	Assets, net
Customer contracts	$41,831	$(13,792)	$28,039	$41,813	$(10,984)	$30,829
Non-compete covenants	9,718	(3,828)	5,890	11,089	(3,810)	7,279
Other acquired assets	$51,549	$(17,620)	$33,929	$52,902	$(14,794)	$38,108

Aggregate amortization expense for fiscal years 2007, 2006 and 2005 amounted to $4,197,000, $4,281,000 and $4,036,000, respectively. Other acquired assets are scheduled to be fully amortized by fiscal year 2021 with corresponding annual amortization expense estimated for each of the next five fiscal years as follows (dollars in thousands):

2008	$3,817
2009	3,506
2010	3,051
2011	3,041
2012	3,040

9. LONG-TERM DEBT

The following table summarizes information with respect to long-term debt for fiscal 2007 and 2006:

	January 26,	January 27,
(Dollars in thousands)	2008	2007
Note to banks due November 30, 2010	$90,000	$85,300
Other long-term debt including obligations under capital leases	-	96
	90,000	85,396
Less - current maturities	-	96
	$90,000	$85,300

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

As of January 26, 2008, there was $90,000,000 of outstanding debt under the credit facility, secured by a first lien on equipment, inventory, accounts receivable, and certain real estate. Of this amount, $84,500,000 bore interest at rates ranging from 4.92% to 5.17% under LIBOR contracts, plus a margin (2.0% as of January 26, 2008), and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

$5,500,000 bore interest at 6.50%, the Prime Rate, as of January 26, 2008. Furthermore, the Company had $11,506,000 outstanding in irrevocable letters of credit as of January 26, 2008, which reduced the amount available to borrow under the line of credit to $20,222,000. These letters of credit are primarily issued to insurance carriers to secure the Company’s ability to pay its self-insured workers’ compensation liabilities. They automatically renew annually and may be amended from time to time based on collateral requirements of the carriers. The Company pays a fee on the outstanding letters of credit and unused funds based on the ratio of “Funded Indebtedness” to “EBITDA” described above. As of January 26, 2008, the fee on the outstanding letters of credit and unused funds was 2.50% and 0.25%, respectively.

The Company is subject to certain financial covenants under its loan agreement. One of these covenants requires that the Company maintain a minimum consolidated net worth of $120,920,000 plus an aggregate amount equal to 50% of quarterly net income beginning with the fourth quarter of fiscal 2005 (with no reduction for net losses), and an asset coverage ratio of no less than 1 to 1. Other covenants require the Company to maintain a minimum ratio of “EBITDA” to “Fixed Charges” of no less than 1.15 to 1 and a maximum ratio of “Funded Indebtedness” to “EBITDA” of no more than 3.5 to 1. The Company is in compliance with these loan covenants as of January 26, 2008.

In connection with the original execution and subsequent amendment of the loan agreement, the Company incurred fees which are being amortized over the term of the loan. As of January 26, 2008, the remaining unamortized balance included in other assets in the Consolidated Balance Sheet was $1,135,000.

As of January 26, 2008, there was $30,325,000 of life insurance policy loans outstanding. The loans bore interest at a fixed rate of 8% or variable rates ranging from 5.7% to 6.2%. The proceeds upon surrender of the policies will be reduced by the amount of any loans outstanding, unless repaid by the Company prior to that time. The total amount borrowed is netted against cash surrender value of life insurance in the Consolidated Balance Sheet as of January 26, 2008.

The estimated fair value of the Company’s debt at January 26, 2008 and January 27, 2007 approximates book value since the interest rates on nearly all of the outstanding borrowings approximate current market rates. The entire balance of the note to banks outstanding as of January 26, 2008 matures in fiscal 2010.

10. RETIREMENT BENEFITS

The Company has a non-contributory defined benefit pension plan covering primarily all salaried and hourly administrative non-union personnel who had met participation requirements prior to September 1, 2004. The benefit formula is based on years of service and compensation during employment. The funding policy of the pension plan is in accordance with the requirements of the Employee Retirement Income Security Act of 1974. The Company amended the pension plan, effective September 1, 2004, to freeze participation in the plan. No employee shall become a participant in the pension plan on or after that date. The Company expects to contribute $1,352,000 to the pension plan in fiscal 2008.

On January 27, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158. This Statement requires the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plan in the Company’s Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The charge of $573,000 to adjust accumulated other comprehensive income at adoption represents the net unrecognized actuarial loss, which was previously netted against the plan’s funded status in the Company’s Consolidated Balance Sheet as required by SFAS No. 87. The actuarial loss will be subsequently recognized as net periodic pension cost based on the Company’s historical accounting policy for amortizing such amounts. In addition, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

the same periods will be recognized as a component of other comprehensive income. These future gains and losses will be subsequently recognized as net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS No. 158.

The Company expects to contribute $1,352,000 to the pension plan in fiscal 2008. The Company uses a January 1 measurement date for the plan. Information about the plan’s funded status and pension cost follows:

	January 1,	January 1,
(Dollars in thousands)	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$22,259	$23,214
Service cost	228	300
Interest cost	1,283	1,239
Actuarial gain	(397)	(1,101)
Benefits paid	(1,416)	(1,393)
Benefit obligation at end of year	21,957	22,259
Change in plan assets:
Fair value of plan assets at beginning of year	17,315	16,117
Contributions	1,891	1,195
Actual gain on plan assets	1,104	1,396
Benefits paid	(1,416)	(1,393)
Fair value of plan assets at end of year	18,894	17,315
Funded status at end of year	$(3,063)	$(4,944)
Amounts recognized in the Consolidated Balance Sheets:
Funded status at measurement date	$(3,063)	$(4,944)
Less contribution made after measurement date	255	-
Noncurrent liabilities	$(2,808)	$(4,944)

Accumulated other comprehensive income (loss) at January 26, 2008 and January 27, 2007, included unrecognized actuarial losses of $3,083,000 ($1,968,000 net of tax) and $3,274,000 ($1,971,000 net of tax), respectively, that had not yet been recognized in net periodic pension cost. The actuarial loss included in accumulated other comprehensive income (loss) and expected to be recognized in net periodic pension cost during the fiscal year ending January 31, 2009 is $68,000 ($43,000 net of tax). The accumulated benefit obligation for the pension plan was $21,295,000 and $21,686,000 as of January 1, 2008 and January 1, 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	January 1,	January 1,
(Dollars in thousands)	2008	2007
Projected benefit obligation	$21,957	$22,259
Accumulated benefit obligation	$21,295	$21,686
Fair value of plan assets	$18,894	$17,315

(Dollars in thousands)	2007	2006
Components of net periodic benefit cost:
Service cost	$223	$300
Interest cost	1,283	1,239
Expected return on plan assets	(1,378)	(1,288)
Recognized actuarial loss	68	67
Net periodic benefit cost	$196	$318

Other changes in plan assets and benefit obligations recognized in other comprehensive income:

(Dollars in thousands)	2007	2006
Adjustment to reflect adoption of FAS 158	$-	$573
Net gain	(123)	-
Amortization of net loss	(68)	-
Total recognized in other comprehensive income	$(191)	$573
Total recognized in net periodic benefit cost and other comprehensive income	$5	$573

The estimated net loss for the plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $37,000.

Significant assumptions for the Company’s pension plan for 2007 and 2006 were as follows:

	2007	2006
Weighted-average assumptions used to determine benefit obligation:
Discount rate	6.50%	5.95%
Rate of compensation increase	4.75%	4.75%
Weighted-average assumptions used to determine benefit cost:
Discount rate	5.95%	5.50%
Expected return on plan assets	7.50%	7.50%
Rate of compensation increase	4.75%	4.75%

The Company’s discount rate assumption is determined annually as of the measurement date based upon interest rates associated with long-term, high quality corporate bonds and U.S. Treasury securities and the timing and amounts of estimated future benefit payments under the Company’s pension plan. The discount rate assumption as of January 1, 2008 and January 1, 2007, was calculated by the Company’s pension plan actuary using a yield curve approach. Discount rate assumptions for all earlier dates presented herein were calculated using a corporate adjusted duration-matched yield approach. The assumed rate of compensation increase

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

reflects historical salary growth information and the Company’s general expectation of future salary growth. The Company’s long-term, annual rate-of-return-on-assets assumption is determined based on a combination of review of historical returns on pension plan assets, and advice from the Company’s plan actuary and investment manager as to general expectations of long-term prospective returns on plan assets.

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

The allocation of plan assets held as of January 1, 2008 and 2007, by asset category, was as follows:

	January 1,	January 1,
	2008	2007
Cash and cash equivalents	11%	6%
Equity securities	51%	53%
Fixed income securities	38%	41%
	100%	100%

The estimated benefits expected to be paid in future years for the defined benefit plan, reflective of expected future employee service, are as follows (dollars in thousands):

Expected
Year	Benefit Payments
2008	$1,522
2009	1,658
2010	1,793
2011	1,700
2012	1,865
2013-2017	9,258

The Company’s 401(k) retirement savings plan provides retirement benefits to eligible employees in addition to those provided by the defined benefit pension plan. The plan permits participants to voluntarily defer up to 20% of their compensation, subject to Internal Revenue Code limitations. The Company contributes a percentage of the employee’s deferrals to the account of each eligible employee. On January 1, 2005, the Company also began contributing 0.5% of the employee’s annual earnings to the 401(k) account of each eligible employee. The cost to the Company for this plan was $787,000, $783,000 and $908,000, for fiscal years 2007, 2006 and 2005, respectively. The Company also participates in various multi-employer union administered pension plans. Contributions to these plans result from contractual provisions of labor contracts and were $2,342,000, $1,909,000 and $1,824,000 for fiscal years 2007, 2006 and 2005, respectively.

The Company maintains a voluntary deferred compensation plan providing retirement benefits to certain employees and directors in return for deferral of compensation payments. The amount of the retirement benefit is determined based on the amount of compensation deferred and is payable over 15 years following retirement. In addition, the Company maintains a supplemental retirement benefit plan for selected employees. The benefit amount is determined as a percentage of final average compensation, as defined, and is generally payable over 10 years beginning at age 65. The liability recorded in deferred compensation and pension liabilities for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

retirement obligations related to the deferred compensation and supplemental retirement plans as of January 26, 2008 and January 27, 2007 was $10,997,000 and $11,372,000, respectively. The Company has informally funded these liabilities through the purchase of Company-owned life insurance policies on plan participants.

The Company generally does not provide retirees with post-retirement benefits other than pensions.

11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company entered into an interest rate swap agreement with one of its lenders effective September 9, 2002. The swap agreement fixed the variable portion of the interest rate (excluding a margin) at 3.58% on $10,000,000 of the outstanding debt under the Company’s revolving credit facility until the swap’s termination on May 30, 2007. The Company elected to apply cash flow hedge accounting for the interest rate swap agreement in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, the derivative was recorded as an asset or liability at its fair value and the effective portion of changes in the fair value of the derivative, as measured quarterly, was reported in other comprehensive income. The (loss) gain on the derivative included in other comprehensive loss in the years ended January 26, 2008, January 27, 2007, and January 28, 2006 amounted to $(40,000), $(61,000), and $110,000, respectively, net of tax. The Company recorded a short-term asset of $67,000 for the fair value of the derivative as of January 27, 2007.

Since October 2005, the Company has entered into natural gas futures contracts to fix the price for a portion of its future purchases of natural gas and reduce its exposure to volatility in the cost of natural gas consumed by its service centers due to fluctuations in the price on the New York Mercantile Exchange (NYMEX). For fiscal years 2008, 2009 and 2010, these futures contracts are expected to hedge approximately 58%, 32% and 12%, respectively, of the Company’s total requirements for natural gas (measured at current usage rates). As of January 26, 2008, the weighted-average cost of natural gas under these contracts is $8.94 per decatherm. The Company has elected to apply cash flow hedge accounting for these derivatives in accordance with SFAS No. 133. Accordingly, the net gain (loss) on the derivatives included in other comprehensive loss for the years ended January 26, 2008 and January 27, 2007 amounted to $1,929,000 and $(2,301,000), respectively, net of tax. Prior to the second quarter of fiscal 2006, a portion of the Company’s natural gas derivatives were not considered a cash flow hedge for accounting purposes. The change in fair value for these derivatives was included in non-operating income, net for the years ended January 27, 2007 and January 28, 2006, and amounted to a loss of $281,000 and $120,000, respectively. The Company has recorded a current liability of $1,174,000 and $2,863,000 as of January 26, 2008 and January 27, 2007, respectively, and a long-term liability of $361,000 and $1,968,000 as of January 26, 2008 and January 27, 2007, respectively, for the fair value of the derivatives. The Company estimates that $1,174,000 of unrealized losses included in accumulated other comprehensive loss before taxes as of January 26, 2008 will be reclassified to cost of services within the next 12 months as natural gas is purchased for consumption in its service centers.

In addition to the futures contracts, the Company has existing contracts as of January 26, 2008 for the physical delivery of natural gas that fix the NYMEX cost of gas for approximately 4% of its estimated natural gas purchase requirements in the next 12 months, and that fix the basis cost of gas for approximately 78% of its estimated natural gas purchase requirements in the next 12 months. Although these contracts are considered derivative instruments, they meet the normal purchases exclusion contained in SFAS No. 133, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” and are therefore exempted from the related accounting requirements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

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

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows:

	Fair Value of Interest Rate Swap	Fair Value of Natural Gas Derivatives	Pension Liability	Accumulated Other Comprehensive Loss
Balance, January 29, 2005	$(9)	$-	$(1,328)	$(1,337)
Minimum pension liability adjustment	-	-	(1,287)	(1,287)
Unrealized gains (losses) deferred during the year	156	(988)	-	(832)
Realized losses reclassified to net income
during the year	23	-	-	23
Tax (provision) benefit	(69)	381	568	880
Balance, January 28, 2006	101	(607)	(2,047)	(2,553)
Minimum pension liability adjustment	-	-	628	628
SFAS 158 transition adjustment	-	-	(573)	(573)
Unrealized gains (losses) deferred during the year	57	(7,762)	-	(7,705)
Realized (gains) losses reclassified to net
income during the year	(155)	3,919	-	3,764
Tax benefit	37	1,542	21	1,600
Balance, January 27, 2007	40	(2,908)	(1,971)	(4,839)
Pension liability adjustment	-	-	191	191
Unrealized losses deferred during the year	(8)	(602)	-	(610)
Realized (gains) losses reclassified to net income
during the year	(59)	3,899	-	3,840
Tax benefit (provision)	27	(1,368)	(188)	(1,529)
Balance, January 26, 2008	$-	$(979)	$(1,968)	$(2,947)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

15. COMMITMENTS AND CONTINGENCIES

The Company leases certain of its equipment, laundry service centers, and corporate office space under operating leases. Most of the Company’s building and office leases contain renewal options for periods of five to ten years. The lease agreements provide for increases in rentals based on increases in Consumer Price Indexes or other predetermined factors. Leasehold improvements, if any, are taken into consideration when computing minimum lease payments. The Company expects that in the normal course of business, leases will be renewed or replaced by other leases. Rental expense of continuing operations for all operating leases for fiscal years 2007, 2006 and 2005 was $13,118,000, $12,902,000 and $11,612,000, respectively. Future minimum payments by year and in the aggregate under operating leases with initial or remaining terms of one year or more consisted of the following at January 26, 2008:

Minimum
(Dollars in thousands)	Payments
2008	$9,725
2009	8,167
2010	6,523
2011	4,910
2012	3,774
Later years	9,322
Total minimum lease payments	$42,421

Prior to the sale of Life Uniform, the Company was a guarantor under certain Life Uniform store lease agreements. These guarantees obligated the Company to make all payments due under the leases until their expiration in the event of default of Life Uniform. In connection with the sale of Life Uniform, the Company requested consents, as required, from landlords to assign the store leases to Healthcare Uniform Company. As a condition to such consents, certain landlords required that the Company continue as a guarantor of the leases. Under the Company’s agreement with Healthcare Uniform Company, these guarantees will only extend until the end of each lease’s current term. As of January 26, 2008, the Company is secondarily obligated as a guarantor for 29 store lease agreements and the estimated maximum potential amount of future payments the Company could be required to make under these guarantees is $4,504,000. Although these guarantees expire at various dates through fiscal year 2014, approximately 83% of the estimated maximum potential future payments expires by the end of fiscal year 2010. Also in connection with the sale of Life Uniform the Company received an unsecured junior subordinated promissory note for approximately $4,000,000 of the purchase price of its former retail business. The payment of this note is subordinated to the bank indebtedness which Healthcare Uniform Company incurred in connection with its acquisition of Life Uniform. The Company is currently carrying the note on its balance sheet at $3,802,000.

The Company has provided certain indemnities to the buyer in connection with the sale of Life Uniform. Although indemnification claims are generally subject to an aggregate limit of $6,000,000, the Company believes the likelihood of making any payments for indemnification claims is remote and has reserved accordingly.

In connection with the March 2005 Royal acquisition (see Note 3), a portion of the purchase price was placed into escrow, with payment to the sellers contingent upon the occurrence of certain events as specified in the purchase agreement. As of January 26, 2008, $1,000,000 remained in escrow, due the sellers in March 2015 upon compliance with the restrictive covenants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

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

The Company faces a possible exposure to outstanding workers’ compensation claims incurred prior to fiscal 1999 that were sold to a former insurance carrier, in addition to exposure for deposits with that carrier for claims incurred in fiscal years 1999, 2000 and 2001 that have not yet been resolved and for claims in excess of the deductible for fiscal years 1999, 2000, 2001 and 2002. This carrier is experiencing financial difficulties and may be unable to fulfill its obligation to pay these claims, which could have an unfavorable impact on the Company’s results of operations and financial condition if it is forced to assume these liabilities. The Company had deemed its possible exposure from these outstanding claims and deposits to be immaterial as of January 26, 2008.

A significant portion of the Company’s revenues is derived from operations in a limited number of markets. Revenues generated from operations in California accounted for approximately 35% of revenues for the fiscal year ended January 26, 2008. The Company also faces some risk and uncertainty to its business operations related to the status of labor relations at its service centers. Approximately 73% of the Company’s workforce is represented by one of several unions. Collective bargaining agreements covering production workers at ten service centers and drivers associated with four service centers will expire within the next year. Any work interruptions or stoppages that may result from the inability to reach ratified agreements at any, some or all of these locations could have a material adverse impact on the Company’s results of operations and financial condition.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angelica Corporation and Subsidiaries

16. UNAUDITED QUARTERLY FINANCIAL DATA

Unaudited quarterly results for 2007 and 2006 are shown below:

Fiscal 2007 Quarter Ended
(Dollars in thousands, except per share amounts)	April 28	July 28	October 27	January 26
Revenues	$107,777	$107,576	$108,814	$105,790
Gross profit	$14,281	$13,959	$16,275	$13,890
Income (loss) from operations	$18	$(845)	$4,808	$3,878
Net (loss) income	$(1,141)	$(1,447)	$4,626	$1,901
Net (loss) income
Basic (loss) earnings per share*	$(0.12)	$(0.16)	$0.50	$0.20
Diluted (loss) earnings per share*	$(0.12)	$(0.16)	$0.50	$0.20

Fiscal 2006 Quarter Ended
(Dollars in thousands, except per share amounts)	April 29	July 29	October 28	January 27
Revenues	$107,006	$105,286	$107,768	$105,675
Gross profit	$14,741	$15,125	$17,301	$14,768
(Loss) income from operations	$(200)	$558	$5,263	$3,714
Net (loss) income	$(1,499)	$(715)	$2,575	$3,272
Net (loss) income
Basic (loss) earnings per share*	$(0.16)	$(0.08)	$0.28	$0.36
Diluted (loss) earnings per share*	$(0.16)	$(0.08)	$0.28	$0.35

*	Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total earnings per share for the year.

Schedule II

ANGELICA CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended January 26, 2008

Reserve for doubtful accounts – deducted from receivables in the consolidated balance sheets (dollars in thousands):

Year	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (1)	Balance at End of Period
Year ended January 26, 2008	$ 848	$ 880	$ 802	$ 926
Year ended January 27, 2007	994	970	1,116	848
Year ended January 28, 2006	510	1,107	623	994
__________
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

Date: April 10, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ Stephen M. O’Hara	By:	/s/ James W. Shaffer
	Stephen M. O’Hara President and Chief Executive Officer (Principal Executive Officer)		James W. Shaffer Vice President and Chief Financial Officer (Principal Financial Officer)
(Principal Accounting Officer)

Ronald J. Kruszewski *	James R. Henderson *
(Ronald J. Kruszewski) Director	(James R. Henderson) Director

Don W. Hubble *	Charles W. Mueller *
(Don W. Hubble) Director	(Charles W. Mueller) Director

John J. Quicke *	Ronald N. Riner *
(John J. Quicke) Director	(Ronald N. Riner) Director

Kelvin R. Westbrook *
(Kelvin R. Westbrook) Director

*	By his signature below, Stephen M. O’Hara has signed this Form 10-K on behalf of each person named above whose name is followed by an asterisk, pursuant to power of attorney filed with this Form 10-K.

/s/ Stephen M. O’Hara
Stephen M. O’Hara, as attorney-in-fact

Date: April 10, 2008

EXHIBIT INDEX

Exhibit Number	Description

* Asterisk indicates exhibits filed herewith.
** Incorporated by reference from the document listed.

3.1	Restated Articles of Incorporation of the Company, as currently in effect. Filed as Exhibit 3.1 to the Form 10-K for the fiscal year ended January 26, 1991.**

3.2	Current By-Laws of the Company, as amended and restated. Filed as Exhibit 3.2 to the Form 10-K for the fiscal year ended January 27, 2007.**

4.1	Shareholder Rights Plan dated August 25, 1998. Filed as Exhibit 1 to Registration Statement on Form 8-A on August 28, 1998.**

4.2	Amendment No. 1 to Rights Agreement dated August 29, 2006. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 5, 2006.**

4.3	Amendment No. 2 to Rights Agreement dated September 19, 2006. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 22, 2006. **

4.4
Letter agreement between Computershare Trust Company, N.A., UMB Bank, N.A. and Angelica Corporation, dated as of November 20, 2007, acknowledging acceptance of Computershare Trust Company, N.A. as successor Rights Agent under the Shareholder Rights Plan. Filed as Exhibit 4.4 to the Form 10-Q for the fiscal quarter ended October 27, 2007.**

10.1
Second Amended and Restated Loan Agreement dated November 30, 2005, among Angelica Corporation, LaSalle Bank National Association, as Administrative Agent, and LaSalle and other Lenders. Filed as Exhibit 99 to a Form 8-K filed on December 5, 2005.**

10.2	Angelica Corporation 2004 Equity Incentive Plan for Non-Employee Directors as amended April 4, 2006. Filed as Exhibit 10.2 to the Form 10-K for the fiscal year ended January 28, 2006. **

10.3	Amended form of Restricted Stock Agreement under the 1999 Performance Plan. Filed as Exhibit 10.3 to the Form 10-K for the fiscal year ended January 28, 2006. **

10.4	Form of Restricted Stock Agreement under the 2004 Equity Incentive Plan for Non-Employee Directors. Filed as Exhibit 10.4 to the Form 10-Q for fiscal quarter ended July 31, 2004.**

10.5	Angelica Corporation 1994 Performance Plan (as amended 1/31/95). Filed as Exhibit 10.1 to the Form 10-K for fiscal year ended January 28, 1995.**

10.6	Angelica Corporation Stock Award Plan. Filed as Exhibit 10 to the Form 10-K for fiscal year ended February 1, 1992.**

10.7
Angelica Corporation Supplemental Plan restated as of September 1, 2000. Filed as Exhibit 10.6 to the Form 10-Q for fiscal quarter ended October 28, 2000 and Amendment dated August 27, 2003 filed as Exhibit 10.9 to the Form 10-Q for fiscal quarter ended October 25, 2003.**

10.8
Deferred Compensation Option Plan for Selected Management Employees, filed as Exhibit 19.9 to the Form 10-K for fiscal year ended January 26, 1991 and Amendment dated October 25, 1994 filed as Exhibit 10.27 to the Form 10-K for fiscal year ended January 28, 1995; and amendment dated February 25, 1997 filed as Exhibit 10.34 to the Form 10-K for fiscal year ended January 25, 1997.**

10.9	Deferred Compensation Option Plan for Directors, filed as Exhibit 19.8 to the Form 10-K for fiscal year ended January 26, 1991 and Amendment dated July 28, 1992 filed as Exhibit 19.3 to the Form

10-K for fiscal year ended January 30, 1993; and amendment dated November 29, 1994 filed as Exhibit 10.24 to the Form 10-K for fiscal year ended January 28, 1995.**

10.10	Supplemental and Deferred Compensation Trust. Filed as Exhibit 19.5 to the Form 10-K for fiscal year ended February 1, 1992.**

10.11
Restated Deferred Compensation Plan for Non-Employee Directors, filed as Exhibit 10(v) to the Form 10-K for fiscal year ended January 28, 1984. Amendment No. 1 dated November 29, 1994 filed as Exhibit 10.25 to the Form 10-K for fiscal year ended January 28, 1995.**

10.12
Angelica Corporation 1994 Non-Employee Directors Stock Plan. Filed as Appendix A to the Proxy Statement for the Annual Meeting of Shareholders held on May 23, 1995. First amendment dated January 27, 1998 filed as Exhibit 10.35 to the Form 10-K for fiscal year ended January 31, 1998. Second Amendment dated January 27, 2004 filed as Exhibit 10.13 to the Form 10-K for fiscal year ended January 31, 2004.**

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

10.26
Memorandum of Settlement dated June 14, 2005, including the related Employee Free Choice Agreement and National Labor Peace Agreement, of even date therewith filed as Exhibits A and B thereto, by and between the Company and UNITE HERE. Filed as Exhibit 10.1 to a Form 8-K filed on June 15, 2005.**

10.27
Product and Services Supply Agreement, effective June 1, 2006, by and between Ecolab Inc. and Angelica Corporation. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2006. **

10.28
First Amendment to Second Amended and Restated Loan Agreement, effective July 28, 2006, among Angelica Corporation, LaSalle Bank National Association, as Administrative Agent, and LaSalle and the Other Lenders listed on the signature page thereto. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 2, 2006.**

10.29
Settlement Agreement dated August 30, 2006, by and between the Company, Steel Partners L.L.C., and Steel Partners II, L.P. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2006. **

10.30
Settlement Agreement dated August 30, 2006, by and between the Company, Pirate Capital LLC, Jolly Roger Fund LP and Jolly Roger Fund Offshore Ltd. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 5, 2006. **

10.31	Form of Special Restricted Stock Agreement under the 1999 Performance Plan. Filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended October 28, 2006.**

10.32	Employment Agreement between the Company and John S. Olbrych, dated November 27, 2006 as amended December 17, 2007.*

10.33	Employment Agreement between the Company and W. Russell Watson, dated November 23, 2005 as amended December 17, 2007.*

10.34	Employment Agreement between the Company and Richard M. Oliva, dated December 1, 2005 as amended December 17, 2007.*

10.35	Employment Agreement between the Company and Edward M. Davis, dated July 1, 2006 as amended December 17, 2007.*

10.36
Second Amendment to Second Amended and Restated Loan Agreement, effective April 5, 2007, among Angelica Corporation, LaSalle Bank National Association, as Administrative Agent, and LaSalle and the Other Lenders listed on the signature page thereto. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2007.**

10.37
Letter agreements dated May 23, 2007 relating to cash compensation for retainer and other director compensation for Steel directors. Filed as Exhibit 10.1 to the Form 10-Q for the fiscal quarter ended July 28, 2007.**

10.38	Form of Long-Term Incentive Program Cash Award Agreement. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2008. **

10.39	Amendment to Employment Agreement between the Company and Stephen M. O’Hara, dated December 17, 2007.*

10.40	Amendment to Employment Agreement between the Company and James W. Shaffer, dated December 17, 2007.*

10.41	Amendment to Employment Agreement between the Company and Steven L. Frey, dated December 17, 2007.*

21	Subsidiaries of the Company.*

23	Consent of Independent Registered Public Accounting Firm.*

24.1	Power of Attorney submitted by James R. Henderson, Don W. Hubble, Ronald J. Kruszewski, Charles W. Mueller, John J. Quicke, Ronald N. Riner and Kelvin R. Westbrook.*

24.2	Certified copy of Board Resolution authorizing Form 10-K filing utilizing power of attorney.*

31.1	Section 302 Certification of Chief Executive Officer.*

31.2	Section 302 Certification of Chief Financial Officer.*

32.1	Section 906 Certification of Chief Executive Officer.*

32.2	Section 906 Certification of Chief Financial Officer.*

The Company will furnish to any record or beneficial shareholder requesting a copy of this Annual Report on Form 10-K a copy of any exhibit indicated in the above list as filed with this Annual Report on Form 10-K upon payment to it of its reasonable expenses in furnishing such exhibit.