Form 10-Q
period 2008-04-26
ANGELICA CORP /NEW/
filed 2008-06-05
CIK 6571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended	Commission File
April 26, 2008	Number 1-5674

ANGELICA CORPORATION
(Exact name of registrant as specified in its charter)

MISSOURI	43-0905260
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

424 South Woods Mill Road
CHESTERFIELD, MISSOURI	63017
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of registrant's Common Stock, par value $1.00 per share, at  May 30, 2008 was 9,551,680 shares.

ANGELICA CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

APRIL 26, 2008 FORM 10-Q QUARTERLY REPORT

Page Number
Reference

Part I. Financial Information:

Item 1. Condensed Consolidated Financial Statements:

Condensed Consolidated Statements of Income - First Quarter ended April 26, 2008 and April 28, 2007 (Unaudited)	2

Condensed Consolidated Balance Sheets – April 26, 2008 and January 26, 2008 (Unaudited)	3

Condensed Consolidated Statements of Cash Flows – First Quarter ended April 26, 2008 and April 28, 2007 (Unaudited)	4

Notes to Unaudited Condensed Consolidated Financial Statements	5-15

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16-20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	21-22

Part II. Other Information:

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6. Exhibits	23

Signatures	24

Exhibit Index	25-26

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands, except per share amounts)

	First Quarter Ended

	April 26, 2008	April 28, 2007

Revenues	$109,704	$107,777
Cost of services	(90,838)	(93,496)
Gross profit	18,866	14,281
Selling, general and administrative expenses	(13,537)	(13,398)
Amortization of other acquired assets	(951)	(1,063)
Other operating income, net	338	198
Income from operations	4,716	18
Interest expense	(1,875)	(2,336)
Non-operating income, net	169	262
Income (loss) before income taxes	3,010	(2,056)
Income tax (provision) benefit	(922)	915
Net income (loss)	$2,088	$(1,141)

Basic net income (loss) per share	$0.22	$(0.12)

Diluted net income (loss) per share	$0.22	$(0.12)

The accompanying notes are an integral part of the consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)

	April 26,	January 26,
	2008	2008
ASSETS
Current Assets:
Cash	$2,832	$3,258
Receivables, less reserves of $849 and $926	60,545	63,803
Linen inventory	50,242	48,547
Deferred income taxes	7,233	8,539
Prepaid expenses and other current assets	7,633	6,540
Total Current Assets	128,485	130,687

Property and Equipment	208,811	198,048
Less -- accumulated depreciation	112,391	105,705
Total Property and Equipment	96,420	92,343

Other:
Goodwill	49,259	49,259
Other acquired assets, net	32,978	33,929
Cash surrender value of life insurance	1,348	2,308
Deferred income taxes	4,583	5,962
Miscellaneous	6,443	5,921
Total Other Assets	94,611	97,379
Total Assets	$319,516	$320,409

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$34,763	$33,902
Accrued wages and other compensation	6,824	6,186
Deferred compensation and pension liabilities	1,650	1,650
Other accrued liabilities	21,200	24,052
Total Current Liabilities	64,437	65,790

Long-Term Debt, less current maturities	86,200	90,000
Other Long-Term Liabilities	12,620	13,156

Shareholders' Equity:
Common Stock, $1 par value, authorized 20,000,000
shares, issued: 9,576,138 and 9,572,938 shares	9,576	9,573
Capital surplus	9,564	9,230
Retained earnings	141,079	140,053
Accumulated other comprehensive income (loss)	436	(2,947)
Common Stock in treasury, at cost: 285,087 and 287,987 shares	(4,396)	(4,446)
Total Shareholders' Equity	156,259	151,463
Total Liabilities and Shareholders' Equity	$319,516	$320,409

The accompanying notes are an integral part of the consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Angelica Corporation and Subsidiaries
Unaudited (Dollars in thousands)

	First Quarter Ended

	April 26, 2008	April 28, 2007

Cash Flows from Operating Activities:
Income (loss) from continuing operations	$2,088	$(1,141)
Non-cash items included in income (loss) from continuing operations:
Depreciation	3,416	3,631
Amortization	1,294	1,454
Deferred income taxes	922	(1,065)
Cash surrender value of life insurance	(292)	(302)
Gain on disposal of assets	(91)	(29)
Change in working capital components of continuing
operations	2,825	(4,829)
Other, net	261	(821)
Net cash provided by (used in) operating activities of
continuing operations	10,423	(3,102)

Cash Flows from Investing Activities:
Expenditures for property and equipment	(6,928)	(2,144)
Disposals of assets	103	70
Life insurance premiums paid, net	(143)	(144)
Net cash used in investing activities of continuing operations	(6,968)	(2,218)

Cash Flows from Financing Activities:
Repayments of long-term debt	(37,900)	(32,866)
Borrowings of long-term debt	34,100	36,300
Repayments of life insurance policy loans	(5,563)	(8,298)
Borrowings from life insurance policy loans	6,815	8,514
Dividends paid	(1,045)	(1,037)
Exercise of stock options	49	658
Net cash (used in) provided by financing activities of
continuing operations	(3,544)	3,271

Cash Flows from Discontinued Operations:
Operating cash flows	(337)	(12)

Net decrease in cash	(426)	(2,061)
Balance at beginning of year	3,258	6,254
Balance at end of period	$2,832	$4,193

Supplemental cash flow information:
Purchases of property and equipment included in
accounts payable	$1,610	$219

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FIRST QUARTER ENDED APRIL 26, 2008
AND APRIL 28, 2007

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited, and these consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2008 (fiscal 2007). It is management’s opinion that all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results during the interim period have been included. All significant intercompany accounts and transactions have been eliminated. The results of operations and cash flows for the first quarter ended April 26, 2008 are not necessarily indicative of the results that will be achieved for the full fiscal year 2008. Cash flows related to operations that were discontinued prior to fiscal year 2007 are segregated for reporting purposes in the Condensed Consolidated Statements of Cash Flows.

New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements,” which establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. SFAS No. 157, as originally issued, was effective for the Company’s fiscal year ending January 31, 2009. However, on February 12, 2008, the FASB issued Final FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157,” which deferred the effective date of SFAS No. 157 for one year, as it relates to certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 27, 2008, the first day of its 2008 fiscal year, the Company adopted the provisions of SFAS No. 157 as it relates to financial assets and financial liabilities, and nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of these provisions had no impact on the Company’s consolidated financial statements. On February 1, 2009, the first day of the Company’s 2009 fiscal year, the standard will also apply to all other fair value measurements. See Note 12, “Fair Value Measurements,” for additional information.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which amends SFAS No. 87, “Employers’ Accounting for Pension,” SFAS No. 88, “Employers’ Accounting for

Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions” and SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pension and Other Postretirement Benefits.” SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. On January 27, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158, and included the related cumulative effect adjustment in its consolidated balance sheet for fiscal 2006. The statement also requires that employers measure plan assets and obligations as of the date of their year-end financial statements beginning with the Company’s fiscal year ending January 31, 2009, and as a result of the adoption of this measurement provision on January 27, 2008, the Company recorded a reduction of $17,000 to retained earnings to reflect the transition period of the new measurement date.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.” SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company adopted SFAS No. 159 on January 27, 2008, the first day of its 2008 fiscal year, but did not elect the fair value measurement option for any of its financial assets or liabilities.

In June 2007, the EITF reached a consensus on EITF Issue No. 06-11, “Accounting for Income Tax Benefits on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize a realized income tax benefit associated with dividends or dividend equivalents paid on nonvested, equity-classified employee share-based payment awards that are charged to retained earnings as an increase to additional paid-in capital. EITF 06-11 will be applied prospectively to any income tax benefits that result from dividends that are declared on or after January 27, 2008. The adoption of EITF 06-11 did not have a material impact on the Company’s consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to enable investors to better understand the effects of derivative instruments and hedging activities on an entity’s financial condition, financial performance, and cash flows. This statement is effective for financial statements, including those for interim periods, which the Company issues on or after February 1, 2009. SFAS No. 161 will impact disclosures only and will not have an impact on the Company’s consolidated financial condition, results of operations, or cash flows.

In April 2008, the FASB finalized Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The position is effective for the Company’s fiscal year ending January 30, 2010, and interim periods within that fiscal year. The Company is currently evaluating the impact of the adoption of FSP 142-3 on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 categorizes sources of accounting principles that are generally accepted in descending order of authority. This statement is effective sixty days following the SEC’s approval of Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of ‘Present Fairly in Conformity with Generally Accepted Accounting Principles.'” The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 162 on its consolidated financial statements.

NOTE 2.  SHARE-BASED PAYMENTS

The Company has various equity-based compensation plans that provide for the granting of incentive stock options, non-qualified stock options, restricted stock and performance awards to certain employees and directors. Options and awards have been granted at or above the fair market value at the date of grant, although certain plans allow for awards to be granted at a price below fair market value. Options vest over periods ranging from six months to four years, and are exercisable not less than six months nor more than 10 years after the date of grant. Restricted shares granted to non-employee directors generally vest over one to three years. Restricted shares granted to employees generally represent performance-contingent awards that vest at the end of three years upon the attainment of certain earnings performance goals, with the exception of certain retention awards granted in the third quarter of fiscal 2006 that vest over a ten year period upon the attainment of certain earnings performance goals. Certain of these plans provide that stock options and/or stock grants that have not previously vested will immediately vest in the event of a change of control transaction as defined and determined under the terms of each plan.

The Company estimates the fair value of its option awards on the date of grant using the Black-Scholes option pricing model. No options were granted in the quarters ended April 26, 2008 or April 28, 2007. A summary of the status of the Company’s stock option plans as of April 26, 2008, and changes for the quarter then ended is presented in the table below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 27, 2008	515,100	$21.85	5.6	$455,000
Granted	-	-
Exercised	(3,200)	15.27
Forfeited	(500)	32.88
Expired	(5,500)	22.09
Options outstanding at April 26, 2008	505,900	$21.88	5.4	$409,000

Options exercisable at April 26, 2008	449,650	$21.68	5.0	$409,000

The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant. Restricted stock activity for the quarter ended April 26, 2008 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 27, 2008	301,045	$21.09
Granted	-	-
Vested	(3,213)	18.71
Forfeited	(56,757)	28.18
Nonvested at April 26, 2008	241,075	$19.62

Total compensation expense charged to income for all stock option and stock bonus plans during the quarters ended April 26, 2008 and April 28, 2007 was $214,000 and $243,000, respectively (net of $129,000 and $148,000 related income taxes). The total compensation cost related to nonvested stock options and awards not yet recognized is currently expected to be a combined total of approximately $2,536,000. This cost is expected to be recognized over a weighted average period of 4.1 years. Restricted stock awards comprise approximately $2,245,000 of the Company’s expected future stock-based compensation expense, with the remainder related to stock option awards.

NOTE 3.  NON-OPERATING INCOME, NET

In the first quarter of fiscal 2008 and 2007, the Company recorded non-operating income of $169,000 and $262,000, respectively, which consisted primarily of interest income earned on notes receivable.

NOTE 4.  INCOME TAXES

The Company recorded a tax provision of $922,000 for the first quarter ended April 26, 2008. This expense consisted of $1,129,000 based upon the Company’s estimated effective tax rate of 37.5% for the year and a benefit of $207,000 from federal and state tax credits. The effective tax rate for the first quarter ended April 26, 2008, reflects the statutory tax rate adjusted for permanent items and state tax benefits, as applicable.

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (FIN 48) on January 28, 2007, the first day of its 2007 fiscal year. The implementation of FIN 48 did not result in a cumulative adjustment to the Company’s previously recorded liability for gross unrecognized tax benefits, which amounted to $2,333,000 as of the date of adoption. In the third quarter of fiscal 2007, the statute of limitations on certain tax return years expired. The expiration of those statutes of limitation resulted in the recognition of uncertain tax positions in the amount of $2,330,000 through the effective tax rate.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in its tax provision. Due to its net operating loss and tax credit carryforward position, the Company recognized no penalties or interest during the quarters ended April 26, 2008 or April 28, 2007, and had no interest or penalties accrued as of April 26, 2008 or January 26, 2008.  Because both permanent and temporary items can be considered uncertain tax positions, the Company has reflected its deferred tax assets and liabilities on the basis of the more likely than not standard required by FIN 48.

As of the beginning of fiscal year 2008, the Company had $15,617,000 of unrecognized tax benefits. If recognized, $11,000 of unrecognized tax benefits would affect the effective tax rate. An estimate of changes to the unrecognized tax benefits within 12 months of April 26, 2008 cannot be made at this point.

The Company is subject to taxation in the United States, and its tax years for 2004 through 2007 are subject to examination by the tax authorities. With few exceptions, the Company is no longer subject to U.S. federal, state or local examinations by tax authorities for years before 2004.

As of the beginning of fiscal year 2008, the Company had a federal net operating loss carryover of $43,674,000 which will expire beginning in 2025; $3,938,000 in federal tax credit carryovers which expire at various dates beginning in 2021 or have no expiration date; $10,223,000 of state tax credit carryovers which expire at various dates beginning in 2012 or have no expiration date; and various other charitable contribution carryovers, tax credits and state net operating loss carryovers. After adjustment for uncertain tax positions identified in accordance with the provisions of FIN 48, the Company’s net operating loss carryover for financial reporting purposes has been reduced from $43,674,000 to $6,694,000. This adjustment has no impact on the Company’s effective tax rate.

NOTE 5.  EARNINGS (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of Common and Common equivalent shares outstanding using the treasury stock method.

The following table reconciles weighted average shares outstanding to amounts used to calculate basic and diluted net income (loss) per share for the first quarter ended April 26, 2008 and April 28, 2007 (shares in thousands):

	First Quarter Ended
	April 26,	April 28,
	2008	2007
Weighted Average Shares:
Average shares outstanding	9,287	9,239
Effect of dilutive securities	22	-
Average shares outstanding,
adjusted for dilutive effects	9,309	9,239

NOTE 6.  GOODWILL AND OTHER ACQUIRED ASSETS, NET

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company performed its annual goodwill impairment test at the end of the third quarter of fiscal 2007 which resulted in no indication of impairment.

Other acquired assets, net consisted of the following (dollars in thousands):

	April 26, 2008			January 26, 2008
	Gross		Other	Gross		Other
	Carrying	Accumulated	Acquired	Carrying	Accumulated	Acquired
	Amount	Amortization	Assets, net	Amount	Amortization	Assets, net

Customer contracts	$41,831	$(14,433)	$27,398	$41,831	$(13,792)	$28,039
Non-compete covenants	9,718	(4,138)	5,580	9,718	(3,828)	5,890

Other acquired assets	$51,549	$(18,571)	$32,978	$51,549	$(17,620)	$33,929

Aggregate amortization expense for the first quarter ended April 26, 2008 and April 28, 2007 amounted to $951,000 and $1,063,000, respectively. Other acquired assets are scheduled to be fully amortized by fiscal year 2021 with corresponding annual amortization expense estimated for each of the next five fiscal years as follows (dollars in thousands):

2008	$3,797
2009	3,508
2010	3,051
2011	3,041
2012	3,040

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

As of April 26, 2008, there was $86,200,000 of outstanding debt under the credit facility, secured by a first lien on equipment, inventory, accounts receivable, and certain real estate. Of this amount, $84,000,000 bore interest at rates ranging from 2.71% to 2.90% under LIBOR contracts, plus a margin (2.0% as of April 26, 2008), and $2,200,000 bore interest at 5.25%, the Prime Rate, as of April 26, 2008. Furthermore, the Company had $11,506,000 outstanding in irrevocable letters of credit as of April 26, 2008, which reduced the amount available to borrow under the line of credit to $20,594,000. As of April 26, 2008, the fee on the outstanding letters of credit and unused funds was 2.50% and 0.25%, respectively.

The Company is subject to certain financial covenants under its loan agreement. One of these covenants requires that the Company maintain a minimum consolidated net worth of $120,920,000 plus an aggregate amount equal to 50% of quarterly net income beginning with the fourth quarter of fiscal 2005 (with no reduction for net losses), and an asset coverage ratio of no less than 1 to 1. Other covenants require the Company to maintain a minimum ratio of “EBITDA” to “Fixed Charges” of no less than 1.15 to 1 and a maximum ratio of “Funded Indebtedness” to “EBITDA” of no more than 3.5 to 1. The Company was in compliance with these loan covenants as of April 26, 2008.

As of April 26, 2008, there was $31,578,000 of life insurance policy loans outstanding. The loans bore interest at a fixed rate of 8.0% or variable rates ranging from 5.8% to 6.2%. The proceeds upon surrender of the policies will be reduced by the amount of any loans outstanding, unless repaid by the Company prior to that time. The total amount borrowed is netted against cash surrender value of life insurance in the Condensed Consolidated Balance Sheet as of April 26, 2008 and January 26, 2008.

NOTE 8.  RETIREMENT BENEFITS

The Company has a non-contributory defined benefit pension plan covering primarily all salaried and hourly administrative non-union personnel who had met participation requirements prior to September 1, 2004. The benefit formula is based on years of service and compensation during employment. The funding policy of the pension plan is in accordance with the requirements of the Employee Retirement Income Security Act of 1974. The Company amended the pension plan, effective September 1, 2004, to freeze participation in the plan so that no employee shall become a participant in the pension plan on or after that date.

The net periodic pension expense recognized in the first quarter ended April 26, 2008 and April 28, 2007 was as follows:

	First Quarter Ended
	April 26,	April 28,
(Dollars in thousands)	2008	2007
Pension expense:
Service cost	$53	$86
Interest cost	345	331
Expected return on plan assets	(364)	(333)
Unrecognized loss	9	17
Net periodic pension expense	$43	$101

NOTE 9.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company entered into an interest rate swap agreement with one of its lenders effective September 9, 2002. The swap agreement fixed the variable portion of the interest rate (excluding a margin) at 3.58% on $10,000,000 of the outstanding debt under the Company’s revolving credit facility until the swap’s termination on May 30, 2007. The Company elected to apply cash flow hedge accounting for the interest rate swap agreement in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, the derivative was recorded as an asset or liability at its fair value and the effective portion of changes in the fair value of the derivative, as measured quarterly, was reported in accumulated other comprehensive income. The loss on the derivative included in accumulated other comprehensive loss in the first quarter ended April 28, 2007 amounted to $26,000, net of tax.

Since October 2005, the Company has entered into natural gas futures contracts to fix the price for a portion of its future purchases of natural gas and reduce its exposure to volatility in the cost of natural gas consumed by its service centers due to fluctuations in the price on the New York Mercantile Exchange (NYMEX). For fiscal years 2008, 2009 and 2010, these futures contracts are expected to hedge approximately 58%, 32% and 12%, respectively, of the Company’s total requirements for natural gas (measured at current usage rates). As of April 26, 2008, the weighted-average cost of natural gas under these contracts is $8.90 per decatherm. The Company has elected to apply cash flow hedge accounting for these derivatives in accordance with SFAS No. 133. Accordingly, the net gain on the derivatives included in accumulated other comprehensive income (loss) for the quarter ended April 26, 2008, amounted to $3,384,000, net of tax, and $1,611,000, net of tax, for the quarter ended April 28, 2007. The Company has recorded a current asset (liability) of $2,637,000 and $(1,174,000) as of April 26, 2008 and January 26, 2008, respectively, and a long-term asset (liability) of $975,000 and $(361,000) as of April 26, 2008 and January 26, 2008, respectively, for the fair value of the derivatives. The Company estimates that $2,637,000 of unrealized gains included in accumulated other comprehensive income before taxes as of April 26, 2008 will be reclassified to cost of services within the next 12 months as natural gas is purchased for consumption in the service centers.

In addition to the futures contracts, the Company has existing contracts as of April 26, 2008 for the physical delivery of natural gas that fix the NYMEX cost of gas for approximately 4% of its estimated natural gas purchase requirements in the next 12 months, and that fix the basis cost of gas for approximately 78% of its estimated natural gas purchase requirements in the next 12 months. Although these contracts are considered derivative instruments, they meet the normal purchases exclusion contained in SFAS No. 133, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” and are therefore exempted from the related accounting requirements.

NOTE 10.  COMPREHENSIVE INCOME

Comprehensive income, consisting primarily of net income (loss) and changes in the fair value of derivatives (see Note 9), net of taxes, totaled $5,472,000 and $444,000 for the first quarter ended April 26, 2008 and April 28, 2007, respectively.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

Prior to its sale of the Life Uniform retail business segment to Healthcare Uniform Company, Inc. in fiscal 2004, the Company was a guarantor under certain Life Uniform store lease agreements. These guarantees obligated the Company to make all payments due under the leases until their expiration in the event of default of Life Uniform. In connection with the sale of Life Uniform, the Company requested consents, as required, from landlords to assign the store leases to Healthcare Uniform Company. As a condition to such consents, certain landlords required that the Company continue as a guarantor of the leases. Under the Company’s agreement with Healthcare Uniform Company, these guarantees will only extend until the end of each lease’s then current term. As of April 26, 2008, the Company is secondarily obligated as a guarantor for 27 store lease agreements and the estimated maximum potential amount of future payments the Company could be required to make under these guarantees is $4,085,000. Although these guarantees expire at various dates through fiscal year 2014, approximately 81% of the estimated maximum potential future payments expires by the end of fiscal year 2010. Also in connection with the sale of Life Uniform the Company received an unsecured junior subordinated promissory note for approximately $4,000,000 of the purchase price of its former retail business. The payment of this note is subordinated to the bank indebtedness which Healthcare Uniform Company incurred in connection with its acquisition of Life Uniform. The Company is currently carrying this note on its balance sheet at $3,818,000.

The Company has provided certain indemnities to the buyer in connection with the sale of Life Uniform. Although indemnification claims are generally subject to an aggregate limit of $6,000,000, the Company believes the likelihood of making any payments for indemnification claims is remote and has reserved accordingly.

In connection with the March 2005 acquisition of Royal Institutional Services, Inc. and its affiliate, The Surgi-Pack Corporation, a portion of the purchase price was placed into escrow, with payment to the sellers contingent upon the occurrence of certain events as specified in the purchase agreement. As of April 26, 2008, $1,000,000 remained in escrow and is due the sellers in March 2015 upon compliance with the restrictive covenants.

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

A significant portion of the Company’s revenues is derived from operations in a limited number of markets. Revenues generated from operations in California accounted for approximately 35% of revenues for the quarter ended April 26, 2008. The Company also faces some significant risk and uncertainty to its business operations related to the status of labor relations at its service centers. Approximately 73% of the Company’s workforce is represented by one of several unions. Collective bargaining agreements covering production workers at ten service centers and drivers associated with four service centers expire in fiscal 2008. Collective bargaining agreements covering production workers at three of these service centers and drivers associated with two of these service centers have been renegotiated and are in the process of being ratified and/or finalized. Collectively, these expiring and renewed agreements apply to approximately 26% of the Company’s total workforce. Any work interruptions or shortages that may result from the inability to reach ratified agreements at any, some or all of these locations could have a material adverse impact on the Company’s results of operations and financial condition.

The Company is a party to various claims and legal proceedings which arose in the ordinary course of its business, most of which are covered by one or more insurance policies which are subject to large deductibles. Although the ultimate disposition of these proceedings is not presently determinable, management has established reserves that it deems appropriate based on current facts and circumstances of each case and does not believe that an adverse determination in any or all of such proceedings will have a material adverse effect upon the consolidated financial condition or operating results of the Company.

NOTE 12.  FAIR VALUE MEASUREMENTS

The Company adopted the provisions of SFAS No. 157 as of January 27, 2008, the first day of its 2008 fiscal year, for financial instruments. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands the disclosure requirements about fair value measurements. SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are as follows:

•	Level 1 Inputs – unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
•	Level 2 Inputs – inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•	Level 3 Inputs – unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of April 26, 2008, the Company held natural gas derivative instruments that are required to be measured at fair value on a recurring basis. The Company currently does not have nonfinancial assets or nonfinancial liabilities that are required to be measured at fair value on a recurring basis.

The Company’s natural gas derivative instruments consist of natural gas futures contracts which are traded on the New York Mercantile Exchange (NYMEX); therefore, the Company has categorized these futures contracts as Level 1. All settlements from natural gas futures contracts that are deemed “effective” as defined in SFAS 133 are included in “Cost of services” in the period that the underlying natural gas is consumed in the service centers. Any ineffectiveness associated with these contracts, as defined in SFAS 133, is recorded in earnings immediately. See Note 9 for further information on the Company’s derivative instruments and hedging activities. As of April 26, 2008, the Company has measured the fair value of its natural gas derivative instrument asset as $3,612,000. For the quarter ended April 26, 2008, the amount of loss included in Cost of services attributable to the change in unrealized gains or losses relating to assets still held at April 26, 2008, was $112,000.

NOTE 13.  SUBSEQUENT EVENT

On May 23, 2008, the Company announced the signing of a definitive merger agreement on May 22, 2008 with a company formed by Lehman Brothers Merchant Banking Partners IV L.P. to acquire the Company for $22.00 per share in cash. The transaction is subject to approval by Angelica Corporation shareholders, the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and satisfaction of other customary closing conditions.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FIRST QUARTER ENDED APRIL 26, 2008
COMPARED WITH
FIRST QUARTER ENDED APRIL 28, 2007

FORWARD-LOOKING STATEMENTS

Any forward-looking statements made in this document reflect our current views with respect to future events and financial performance and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that may cause actual results to differ materially from those set forth in these statements. These potential risks and uncertainties include, but are not limited to, competitive and general economic conditions, the ability to retain current customers and to add new customers in competitive market environments, competitive pricing in the marketplace, delays in the shipment of orders, availability of labor at appropriate rates, availability and cost of energy and water supplies, the cost of workers' compensation and healthcare benefits, the ability to attract and retain key personnel, our ability to recover our seller note and avoid future lease obligations as part of our sale of our former Life Uniform division, our ability to execute our operational strategies, unusual or unexpected cash needs for operations or capital transactions, the effectiveness of our initiatives to reduce key operating costs as a percent of revenues, the ability to obtain financing in required amounts and at appropriate rates and terms, the ability to identify, negotiate, fund, consummate and integrate acquisitions, costs and expenses that may result from efforts associated with the pending sale of the Company (including those that may be caused by having management’s full attention distracted by that process as well as unfavorable consequences that could result from a failure to complete the sale), and other factors which may be identified from time to time in our filings with the Securities and Exchange Commission.

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

As previously announced, the Board of Directors authorized Morgan Joseph & Co., Inc. to pursue strategic alternatives for the Company, including a possible sale. The Board reached this decision after taking into consideration: 1) the challenges we face in executing our strategy as a public company; 2) the added expense associated with being a relatively small public company; and 3) the desire of certain significant shareholders that the Company explore a sale.

On May 23, 2008, we announced the signing of a definitive merger agreement on May 22, 2008 with a company formed by Lehman Brothers Merchant Banking Partners IV L.P. to acquire the Company for $22.00 per share in cash. The transaction is subject to approval by Angelica Corporation shareholders, the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and satisfaction of other customary closing conditions.

Results of Operations

First quarter fiscal 2008 revenues were $109.7 million, an increase of $1.9 million compared with the same period in fiscal 2007. Organic growth contributed $2.0 million of the increase, representing an organic growth rate of 1.9%. Approximately $3.7 million of revenues in the first quarter of fiscal 2007 were generated from our Edison, New Jersey facility. Total healthcare revenues increased 2.5% compared with the same period in fiscal 2007.

Cost of services of $90.8 million in the first quarter of fiscal 2008 decreased by $2.7 million, or 2.8%, from the same period last year. The closure of the Edison, New Jersey service center in December 2007 resulted in a reduction of expenses from the first quarter of fiscal 2007 to the first quarter of fiscal 2008 of approximately $4.9 million. The $2.2 million increase in these costs for all other service centers excluding Edison resulted primarily from the effect that rising oil prices has had on diesel fuel and certain other supplies used in our daily operations and increased spending on repairs and maintenance.

Gross profit increased from $14.3 million in the first quarter of fiscal 2007 to $18.9 million in the first quarter of fiscal 2008 for the reasons noted above. Included in the prior year amount is an operating loss from the Edison service center of approximately $1.7 million. Gross margin was 17.2% in the first quarter of fiscal 2008, an increase from the 13.3% reported in the same period a year ago.

In the first quarter fiscal 2008, selling, general and administrative (SG&A) expenses increased slightly from the first quarter fiscal 2007 to $13.5 million, but decreased as a percentage of revenues to 12.3%, compared to 12.4% of revenues a year ago. The current year amounts include $0.4 million of costs incurred related to the pending sale of the Company.

We reported other operating income of $0.3 million and $0.2 million in the first quarter of fiscal 2008 and 2007, respectively, both of which consisted primarily of proceeds from property insurance claims.

Interest expense in the first quarter of fiscal 2008 decreased by $0.5 million to $1.9 million as a result of lower interest rates. Interest rates decreased from an average 7.4% in the first quarter of fiscal 2007 to an average 5.6% in the first quarter of fiscal 2008.

We recorded $0.2 million and $0.3 million of non-operating income during the first quarter of fiscal 2008 and fiscal 2007, respectively, which consisted primarily of interest income from a note receivable.

For the first quarter of fiscal 2008, we recorded a tax provision of $0.9 million compared to a benefit of $0.9 million in the first quarter of fiscal 2007. The variance resulted from the recognition of pretax income in the current quarter as compared to a pretax loss for the first quarter of fiscal 2007.

We reported net income of $2.1 million in the first quarter of fiscal 2008 compared with a net loss of $1.1 million in the prior year quarter. The variance resulted primarily from the increase in gross profit, partially offset by higher selling, general and administrative expenses and tax provision as discussed above.

Financial Condition

As of April 26, 2008, working capital totaled $64.0 million and the current ratio (i.e., the ratio of current assets to current liabilities) was 2.0 to 1, compared with $64.9 million and 2.0 to 1, respectively, at January 26, 2008. The decrease in working capital is primarily due to a reduction in accounts receivable as explained below.

Accounts receivable decreased by $3.3 million in the first quarter of fiscal 2008 as a result of improved collections. Days sales outstanding in receivables decreased from 51 days at the end of fiscal 2007 to 47 days at the end of the first quarter of fiscal 2008. Prepaid expenses and other current assets increased by $1.1 million primarily due to the recognition of a $2.6 million current asset related to our natural gas hedge contracts, which was a liability at the end of fiscal 2007 when the market price of natural gas was lower than our hedged prices. This increase was partially offset by the reclassification of certain remaining equipment from our Edison, New Jersey facility, which was classified as a current asset at the end of fiscal 2007, to property and equipment in the first quarter of fiscal 2008 as these items were transferred to and put into use at other service centers.

Accounts payable increased by $0.9 million due to the timing of invoice payments near the quarter end. Accrued wages and other compensation increased $0.6 million from January 26, 2008, as a result of higher incentive compensation accruals. Other accrued liabilities decreased by $2.9 million in the first quarter of fiscal 2008, primarily due to the natural gas hedge contracts discussed above which were recorded as a $1.2 million liability at the end of fiscal 2007, lower accrued interest due to the timing of payments, and a decrease in insurance reserves. Long-term debt of $86.2 million as of April 26, 2008 was $3.8 million less than at January 26, 2008, as an increase in results of operations, improved accounts receivable collections and additional borrowings of life insurance policy loans allowed us to pay down our credit facility. Our ratio of total debt to total capitalization as of April 26, 2008 was 35.6% compared to 37.3% as of January 26, 2008. Book value per share at the end of first quarter fiscal 2008 was $16.82, an increase from $16.31 as of January 26, 2008.

Liquidity and Capital Resources

Cash flow provided by operating activities of continuing operations increased $13.5 million for the quarter ended April 26, 2008 compared with the same period a year ago. The current year increase primarily resulted from the increase in net income and positive cash flow from the changes in working capital components discussed above.

Cash flows from investing activities for the quarter ended April 26, 2008 included capital expenditures of $6.9 million as compared to $2.1 million in the first quarter of fiscal 2007. The increase in capital expenditures is due to the installation of new tunnel washers in two of our facilities and the costs associated with opening our new Pittsburg, California facility which is planned to be completed in the second quarter of fiscal 2008. We expect fiscal 2008 capital expenditures to be approximately $15.0 million of new expenditures plus $3.0-$4.0 million of carryover expenditures from fiscal 2007, including the completion of the Pittsburg facility.

Cash used in financing activities was $3.5 million in the first quarter of fiscal 2008 reflecting the payment of $3.8 million under our loan agreement and dividend payments of $1.0 million, partially offset by $1.3 million in additional borrowings from life insurance policy loans. In the first quarter of fiscal 2007, cash provided by financing activities of $3.3 million reflected additional borrowings of $3.5 million under our loan agreement and $0.2 million from life insurance policy loans. In addition, proceeds from stock option exercises decreased to less than $0.1 million in the first quarter of fiscal 2008 from $0.7 million in the first quarter of fiscal 2007.

As of April 26, 2008, there was $86.2 million outstanding debt under our credit facility. Of this amount, $84.0 million bore interest at rates ranging from 2.71% to 2.90% under LIBOR contracts, plus a margin (2.0% at April 26, 2008), and $2.2 million bore interest at 5.25%, the Prime Rate, as of April 26, 2008.

In addition to amounts due under our loan agreement, at the end of the first quarter there was $31.6 million of life insurance policy loans outstanding bearing interest at a fixed rate of 8.0% or variable rates ranging from 5.8% to 6.2%. On April 26, 2008, we also had $11.5 million in irrevocable letters of credit outstanding, which reduced the amount available to borrow under the loan agreement to $20.6 million.

We are subject to certain financial covenants under our loan agreement. One of the covenants requires us to maintain a minimum consolidated net worth of $120.9 million plus an aggregate amount equal to 50% of quarterly net income beginning with the fourth quarter of fiscal 2005 (with no reductions for net losses), and an asset coverage ratio of no less than 1 to 1. We are also required to maintain a minimum ratio of “EBITDA” to “Fixed Charges” of no less than 1.15 to 1 and a maximum ratio of “Funded Indebtedness” to EBITDA” of no more than 3.5 to 1. We were in compliance with these debt covenants as of April 26, 2008.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to commodity price risk related to the use of natural gas in its laundry service centers. The total cost of natural gas in the first quarter ended April 26, 2008, was approximately $6.5 million. To reduce the uncertainty of fluctuating energy prices, the Company has entered into fixed-price contracts as of April 26, 2008, for approximately 55% of its estimated natural gas purchase requirements in the next 12 months. A hypothetical 10% increase in the cost of natural gas not covered by these contracts would result in a reduction of approximately $1.1 million in annual pretax earnings.

The Company is also exposed to commodity price risk resulting from the consumption of gasoline and diesel fuel for delivery trucks. The total cost of delivery fuel in the first quarter ended April 26, 2008, was approximately $2.8 million. A hypothetical 10% increase in the cost of delivery fuel would result in a decrease of approximately $1.1 million in annual pretax earnings.

The Company’s exposure to interest rate risk relates primarily to its variable-rate revolving debt agreement and life insurance policy loans. As of April 26, 2008, there was $86.2 million of outstanding debt under the credit facility that bear interest at a rate equal to either (i) LIBOR plus a margin, or (ii) a Base Rate, defined as the higher of (a) the Federal Funds Rate plus .50% or (b) the Prime Rate. The margin is based on the Company’s ratio of “Funded Indebtedness” to “EBITDA,” as each is defined in the loan agreement. As of April 26, 2008, the margin was 2.0%. Of the $31.6 million in life insurance policy loans outstanding as of April 26, 2008, a total of $25.5 million of these loans bore interest at variable rates ranging from 5.8% to 6.2%. A hypothetical increase of 100 basis points in short-term interest rates applicable to the outstanding variable-rate debt would result in a reduction of approximately $1.1 million in annual pretax earnings.

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

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to shares of our common stock that we purchased during the three fiscal months ended April 26, 2008.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs

Jan. 27, 2008 – Feb. 23, 2008	—	—	—	—

Feb. 24, 2008 – Mar. 22, 2008	313	$17.10	—	—

Mar. 23, 2008 – Apr. 26, 2008	—	—	—	—

Total	313	$17.10	—	—

(a)	The shares purchased were restricted stock withheld for the payment of withholding taxes upon vesting of restricted stock.

Item 6.  Exhibits

(a)	See Exhibit Index on page 25.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Angelica Corporation
(Registrant)

Date: June 5, 2008	/s/ Stephen M. O’Hara
Stephen M. O’Hara
President and
Chief Executive Officer

/s/ James W. Shaffer
James W. Shaffer
Vice President and Chief
Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

*Asterisk indicates exhibits filed herewith.
**Incorporated by reference from the document listed.

2.1
Agreement and Plan of Merger, dated as of May 22, 2008, by and among Angelica Corporation, Clothesline Holdings, Inc. and Clothesline Acquisition Corporation. Filed as Exhibit 2.1 to a current report on Form 8-K on May 23, 2008.**

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

4.3
Form of Amendment No. 2 to Rights Agreement, dated September 19, 2006, by and between Angelica Corporation and UMB Bank, N.A. Filed as Exhibit 4.1 to a current report on Form 8-K on September 22, 2006.**

4.4
Form of Amendment No. 3 to Rights Agreement, dated May 22, 2008, by and between Angelica Corporation and Computershare Trust Company, N.A. Filed as Exhibit 4.1 to a current report on Form 8-K on May 23, 2008.**

4.5
Letter agreement between Computershare Trust Company, N.A., UMB Bank, N.A. and Angelica Corporation, dated as of November 20, 2007, acknowledging acceptance of Computershare Trust Company, N.A. as successor Rights Agent under the Shareholder Rights Plan. Filed as Exhibit 4.4 to the Form 10-Q for the fiscal quarter ended October 27, 2007.**

10.1
Guarantee Letter, dated as of May 22, 2008, from Lehman Brothers Merchant Banking Partners IV L.P. in favor of Angelica Corporation.  Filed as Exhibit 10.1 to a current report on Form 8-K on May 23, 2008.**

31.1	Section 302 Certification of Chief Executive Officer.*

31.2	Section 302 Certification of Chief Financial Officer.*

32.1	Section 906 Certification of Chief Executive Officer.*

32.2	Section 906 Certification of Chief Financial Officer.*